Form 10-Q
period 2014-11-01
EVINE Live Inc.
filed 2014-12-08
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	November 1, 2014
Commission File Number 0-20243
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6740 Shady Oak Road, Eden Prairie, MN 55344-3433
(Address of Principal Executive Offices, including Zip Code)
952-943-6000
(Registrant’s Telephone Number, Including Area Code)
ValueVision Media, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 3, 2014, there were 56,357,168 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
November 1, 2014

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	November 1, 2014	February 1, 2014
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,987	$29,177
Restricted cash and investments	2,100	2,100
Accounts receivable, net	93,460	107,386
Inventories	67,797	51,162
Prepaid expenses and other	5,043	6,032
Total current assets	192,387	195,857
Property & equipment, net	33,647	24,952
FCC broadcasting license	12,000	12,000
Other assets	986	896
	$239,020	$233,705
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,990	$77,296
Accrued liabilities	40,518	38,535
Current portion of long term credit facility	604	—
Deferred revenue	85	85
Total current liabilities	115,197	115,916
Capital lease liability	49	88
Deferred revenue	271	335
Deferred tax liability	1,749	1,158
Long term credit facility	42,087	38,000
Total liabilities	159,353	155,497
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 56,137,622 and 49,844,253 shares issued and outstanding	561	498
Warrants to purchase common stock	—	533
Additional paid-in capital	417,247	410,681
Accumulated deficit	(338,141)	(333,504)
Total shareholders' equity	79,667	78,208
	$239,020	$233,705
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$157,106	$147,318	$473,394	$447,236
Cost of sales	98,040	92,083	293,887	279,311
Gross profit	59,066	55,235	179,507	167,925
Operating expense:
Distribution and selling	49,457	46,683	149,296	139,477
General and administrative	5,357	5,742	18,045	17,811
Depreciation and amortization	2,034	3,039	6,465	9,342
Activist shareholder response costs	—	344	3,518	344
Executive transition costs	2,415	—	5,035	—
Total operating expense	59,263	55,808	182,359	166,974
Operating income (loss)	(197)	(573)	(2,852)	951
Other income (expense):
Interest income	2	3	8	17
Interest expense	(406)	(355)	(1,184)	(1,081)
Total other expense	(404)	(352)	(1,176)	(1,064)
Loss before income taxes	(601)	(925)	(4,028)	(113)
Income tax provision	(207)	(292)	(609)	(880)
Net loss	$(808)	$(1,217)	$(4,637)	$(993)
Net loss per common share	$(0.01)	$(0.02)	$(0.09)	$(0.02)
Net loss per common share — assuming dilution	$(0.01)	$(0.02)	$(0.09)	$(0.02)
Weighted average number of common shares outstanding:
Basic	55,433,419	49,604,860	52,492,488	49,412,646
Diluted	55,433,419	49,604,860	52,492,488	49,412,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE-MONTH PERIOD ENDED NOVEMBER 1, 2014
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, February 1, 2014	49,844,253	$498	$533	$410,681	$(333,504)	$78,208
Net loss	—	—	—	—	(4,637)	(4,637)
Common stock issuances pursuant to equity compensation plans	1,234,628	12	—	2,746	—	2,758
Share-based payment compensation	—	—	—	3,338	—	3,338
Common stock issuance - warrant exercise	5,058,741	51	(533)	482	—	—

BALANCE, November 1, 2014	56,137,622	$561	$—	$417,247	$(338,141)	$79,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine-Month
	Periods Ended
	November 1, 2014	November 2, 2013
OPERATING ACTIVITIES:
Net loss	$(4,637)	$(993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,783	9,507
Share-based payment compensation	3,338	2,368
Amortization of deferred revenue	(64)	(64)
Amortization of deferred financing costs	166	139
Deferred income taxes	591	869
Changes in operating assets and liabilities:
Accounts receivable, net	13,926	11,365
Inventories	(16,635)	(17,453)
Prepaid expenses and other	1,037	(50)
Accounts payable and accrued liabilities	(4,042)	6,085
Net cash provided by operating activities	463	11,773
INVESTING ACTIVITIES:
Property and equipment additions	(12,759)	(6,262)
Purchase of NBC trademark license	—	(2,830)
Net cash used for investing activities	(12,759)	(9,092)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(304)	(270)
Payments on capital leases	(39)	—
Proceeds from issuance of long term debt	4,691	—
Proceeds from exercise of stock options	2,758	108
Net cash provided by (used for) financing activities	7,106	(162)
Net increase (decrease) in cash and cash equivalents	(5,190)	2,519
BEGINNING CASH AND CASH EQUIVALENTS	29,177	26,477
ENDING CASH AND CASH EQUIVALENTS	$23,987	$28,996
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,010	$931
Income taxes paid	$30	$16
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$3,191	$282
Non-cash warrant exercise	$533	$—
Equipment purchases under capital lease	$—	$155

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 1, 2014
(Unaudited)

(1) General
EVINE Live Inc. (formerly ValueVision Media, Inc.) and its subsidiaries ("we," "our," "us," or the "Company") is a digital commerce company that markets, sells and distributes products to consumers through TV, online, mobile and social media. The Company operates a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live on the Internet at ShopHQ.com and is also available on all mobile channels. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates ShopHQ.com, a comprehensive digital commerce platform that sells products which appear on its television shopping channel as well as an extended assortment of online-only merchandise. The live programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
On November 18, 2014, the Company announced that it had changed its corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, the Company's NASDAQ trading symbol also changed from VVTV to EVLV. The Company expects to transition from doing business as "ShopHQ" to "EVINE Live" and evine.com over the coming months, with the complete rebranding planned to take place in the first half of 2015.
In May 2013, the Company previously announced a rebranding of its 24-hour television shopping network and digital commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 1, 2014 has been derived from the Company's audited financial statements for the fiscal year ended February 1, 2014. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 1, 2014. Operating results for the nine-month period ended November 1, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2013, ended on February 1, 2014, and consisted of 52 weeks. Fiscal 2014 will end on January 31, 2015, and will contain 52 weeks. The quarters ended November 1, 2014 and November 2, 2013 each consisted of 13 weeks.

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
As of November 1, 2014 and February 1, 2014, the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of November 1, 2014, the Company had current and long-term variable rate bank credit loans with a carrying value of $604,000 and $42,087,000, respectively. As of February 1, 2014, the Company had long-term variable rate bank credit loans with a carrying value of $38,000,000. The fair value of the (Level 3) variable rate bank loan approximates and is based on its carrying value. The Company has no Level 3 cash investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	November 1, 2014		February 1, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
FCC broadcast license	Indefinite Life	$12,000,000		$12,000,000
As of November 1, 2014 and February 1, 2014, the Company had an intangible FCC broadcasting license with a carrying value of $12,000,000 and an estimated fair value of $13,100,000. The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs related to this valuation. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
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
Amortization expense related to an expired NBCU trademark license was $999,000 and $2,998,000 for the three- and nine-month periods, respectively, ended November 2, 2013.

(5) Credit Agreement
On February 9, 2012, the Company entered into a credit and security agreement (as amended to date, the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On January 31, 2014, the Company entered into a third amendment to its revolving credit and security agreement with PNC, as previously amended that, among other things, increased the size of the revolving line of credit from $50 million to $60 million and provides for a $15 million term loan on which the Company will draw to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky.
The revolving line of credit under the Credit Facility, bears interest at LIBOR plus 3% per annum. All borrowings under the Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. As of November 1, 2014, the Company had borrowings of $38,000,000 under its revolving credit facility.
Remaining capacity under the Credit Facility, currently $21.8 million, of which $10 million is earmarked for our distribution facility expansion, provides liquidity for working capital and general corporate purposes.
Maximum borrowings and available capacity under the revolving Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before May 1, 2015; 0.5% if terminated on or before May 1, 2016; and no fee if terminated after May 1, 2016. Interest expense recorded under the Credit Facility's revolving line of credit for the three- and nine-month periods ended November 1, 2014 was $398,000 and $1,172,000, respectively and $355,000 and $1,081,000 for the three- and nine-month periods ended November 2, 2013.
The term loan bears interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus a margin of 5% on the Base Rate and 6% on the LIBOR Rate until January 31, 2015, at which time the margin shall adjust each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio. Principal borrowings under the term loan are payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, if the outstanding borrowings are more than the borrowing base and upon receipt of certain proceeds from dispositions of collateral. The third amendment also provides that borrowings under the term loan are subject to mandatory prepayment starting in the fiscal year ending January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow, as defined in the credit facility for such fiscal year, with any such payment not to exceed $3,750,000 in any such fiscal year. As of November 1, 2014, there were $4,691,000 of borrowings under the Credit Facility term loan.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of November 1, 2014, the Company was in compliance with the applicable financial covenants of the Credit Facility.
Costs incurred to obtain amendments to the Credit Facility of approximately $714,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility.

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for the third quarters of fiscal 2014 and fiscal 2013 related to stock option awards was $260,000 and $556,000, respectively. Stock-based compensation expense for the first nine months of fiscal 2014 and fiscal 2013 related to stock option awards was $2,323,000 and $1,804,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

As of November 1, 2014, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under the plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2014	Fiscal 2013
Expected volatility	93% - 98%	98% - 100%
Expected term (in years)	5 - 6 years	5 - 6 years
Risk-free interest rate	1.5% - 2.2%	1.1% - 2.1%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of November 1, 2014, 1,715,000 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months

A summary of the status of the Company’s stock option activity as of November 1, 2014 and changes during the nine months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 1, 2014	3,083,000	$4.03	2,104,000	$6.25	1,121,000	$6.05	500,000	$4.24
Granted	170,000	$4.14	107,000	$5.66	—	$—	—	$—
Exercised	(159,000)	$2.56	(663,000)	$2.49	(260,000)	$2.34	(50,000)	$1.82
Forfeited or canceled	(511,000)	$4.17	(324,000)	$11.73	(34,000)	$13.74	—	$—
Balance outstanding, November 1, 2014	2,583,000	$4.44	1,224,000	$6.78	827,000	$6.90	450,000	$4.51
Options exercisable at November 1, 2014	1,416,000	$4.09	1,197,000	$6.83	827,000	$6.90	380,000	$4.60

The following table summarizes information regarding stock options outstanding at November 1, 2014:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,583,000	$4.44	8.3	$3,882,000	2,538,000	$4.15	8.3	$3,834,000
2004 Incentive:	1,224,000	$6.78	4.8	$282,000	1,221,000	$6.74	4.8	$279,000
2001 Incentive:	827,000	$6.90	3.8	$359,000	827,000	$6.90	3.8	$359,000
Non-Qualified:	450,000	$4.51	5.6	$585,000	443,000	$4.52	5.6	$573,000
The weighted average grant-date fair value of options granted in the first nine-months of fiscal 2014 and fiscal 2013 was $3.78 and $2.83, respectively. The total intrinsic value of options exercised during the first nine-months of fiscal 2014 and fiscal 2013 was $5,647,000 and $148,000, respectively. As of November 1, 2014, total unrecognized compensation cost related to stock options was $1,591,000 and is expected to be recognized over a weighted average expected life of approximately 1.1 years.

(7) Restricted Stock and Warrant Exercise
Restricted Stock
Compensation expense recorded for the third quarter of fiscal 2014 and fiscal 2013 relating to restricted stock grants was $160,000 and $162,000, respectively. Compensation expense recorded for the first nine months of fiscal 2014 and fiscal 2013 related to restricted stock grants was $1,015,000 and $564,000, respectively. As of November 1, 2014, there was $1,631,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average expected life of 1.1 years. The total fair value of restricted stock vested during the first nine months of fiscal 2014 and fiscal 2013 was $518,000 and $2,036,000, respectively.
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
During the first half of fiscal 2013, the Company granted a total of 44,000 shares of restricted stock to six non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $228,000 and was being amortized as director compensation expense over the twelve-month vesting period.
On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this restricted stock grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of November 1, 2014, 133,000 market-based restricted stock awards were outstanding. The total grant date fair value was originally estimated to be $425,000 and is being amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock activity as of November 1, 2014 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2014	641,000	$4.49
Granted	113,000	$5.26
Vested	(104,000)	$5.12
Forfeited	(95,000)	$4.27
Non-vested outstanding, November 1, 2014	555,000	$4.56
Warrant Exercise
On June 24, 2014, GE Equity exercised its common stock purchase warrant in a cashless exercise acquiring 5,058,741 shares of the Company's common stock. The warrant was issued in connection with the issuance of the Company's Series B Redeemable Preferred Stock in February 2009.

(8) Net Loss Per Common Share
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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss (a)	$(808,000)	$(1,217,000)	$(4,637,000)	$(993,000)
Weighted average number of shares of common stock outstanding — Basic	55,433,419	49,604,860	52,492,488	49,412,646
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	55,433,419	49,604,860	52,492,488	49,412,646
Net loss per common share	$(0.01)	$(0.02)	$(0.09)	$(0.02)
Net loss per common share — assuming dilution	$(0.01)	$(0.02)	$(0.09)	$(0.02)
(a) The net loss for the three- and nine-month periods ended November 1, 2014 includes costs related to an activist shareholder response of $0 and $3,518,000, respectively, and costs related to executive transition of $2,415,000 and $5,035,000, respectively. The net loss for the three- and nine-month periods ended November 2, 2013 includes costs related to an activist shareholder response of $344,000.
(b) For the three- and nine-month periods ended November 1, 2014, approximately 735,000 and 3,699,000, respectively, incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the three- and nine-month periods ended November 2, 2013, approximately 6,475,000 and 6,010,000, respectively, incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

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
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Jewelry & Watches	$57,013	$58,868	$187,128	$190,135
Home & Consumer Electronics	40,496	39,485	111,847	119,460
Beauty, Health & Fitness	20,674	18,919	62,151	54,056
Fashion & Accessories	25,372	16,355	70,261	44,781
All other (primarily shipping & handling revenue)	13,551	13,691	42,007	38,804
Total	$157,106	$147,318	$473,394	$447,236

(10) Income Taxes
At February 1, 2014, the Company had federal net operating loss carryforwards ("NOLs") of approximately $297 million, and state NOLs of approximately $164 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2033 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership will be limited.  The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the third quarter of fiscal 2014 and fiscal 2013, the income tax provision included a non-cash tax charge of approximately $198,000 and $290,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. For the first nine months of fiscal 2014 and fiscal 2013, the income tax provision included a non-cash charge of approximately $591,000 and $870,000, respectively. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $197,000 of additional non-cash income tax expense over the remainder of fiscal 2014.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on the Company’s operations or consolidated financial statements.

(12) Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBC Universal Media, LLC ("NBCU") to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of November 1, 2014, the direct equity ownership of GE Equity in the Company consists of 4,619,949 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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
Asset Acquisition of Dollars Per Minute, Inc.
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute, Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the EVINE brand.
The principal stockholders of DPM are Mark Bozek, the Company's Chief Executive Officer, and Russell Nuce, who became the Company's Chief Strategy Officer effective November 17, 2014. At the time of the transaction, DPM had debt outstanding under certain convertible bridge notes issued to several individuals, including Thomas Beers, one of the Company's directors and a trust for which Russell Nuce has a contingent pecuniary interest. As consideration for the purchase of these assets, primarily related to intellectual property, the Company issued 178,842 unregistered shares of our common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014 and $20,000 in cash consideration which was paid directly to certain service providers to DPM at DPM's request.

(13) Distribution Facility Expansion
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project includes the construction of a new building which, when completed, will expand our current 262,000 square foot facility to an approximately 600,000 square foot facility. The expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Total cost of the expansion will be approximately $25 million and will be financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. Construction started in the second quarter of fiscal 2014, with expected cash commitments of approximately $18 million during fiscal 2014 and cash commitments of approximately $7 million during the first half of fiscal 2015. As of November 1, 2014, we have expended approximately $5 million in cash relating to the Bowling Green expansion initiative funded primarily from our PNC term loan.

(14) Activist Shareholder Response Costs
In October of 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the third quarter and year-to-date periods ended November 1, 2014 totaling $0 and $3,518,000, respectively, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses.  As previously disclosed, the activist shareholder requested that the Company reimburse it for certain of its expenses relating to the proxy contest.  In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder among other settlement provisions. The process of responding to the initial demand concluded with the Company’s annual shareholder meeting on June 18, 2014.

(15) Executive Transition Costs
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income for the three- and nine-months ended November 1, 2014, of $2,415,000 and $5,035,000, respectively, relating primarily to the following: severance payments which Mr. Stewart is entitled to in accordance with the terms of his employment agreement; severance payments for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's 2014 executive transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014. The Company filed an 8-K on June 25, 2014 disclosing the specific terms of the resignation, separation agreement and new appointment of its chief executive officer.

(16) Subsequent Events
Asset Acquisition of Dollars Per Minute, Inc.
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute, Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the EVINE brand.
The principal stockholders of DPM are Mark Bozek, the Company's Chief Executive Officer, and Russell Nuce, who became the Company's Chief Strategy Officer effective November 17, 2014. At the time of the transaction, DPM had debt outstanding under certain convertible bridge notes issued to several individuals, including Thomas Beers, one of the Company's directors and a trust for which Russell Nuce has a contingent pecuniary interest. As consideration for the purchase of these assets, primarily related to intellectual property, the Company issued 178,842 unregistered shares of our common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014 and $20,000 in cash consideration which was paid directly to certain service providers to DPM at DPM's request.
New Corporate Name and Branding
On November 18, 2014, the Company announced and officially changed its corporate name to EVINE Live Inc. Effective November 20, 2014, the Company's NASDAQ trading symbol also changed from VVTV to EVLV. The Company expects to transition from doing business as "ShopHQ" to "EVINE Live" over the coming months, with the complete rebranding planned to take place in the first half of 2015.
Chief Executive Officer Employment and Severance Agreement
On November 17, 2014, the Company entered into an executive employment and severance agreement with Mr. Bozek, the Company's Chief Executive Officer. Among other things, the employment agreement provides for a three-year initial term, followed by automatic one-year renewals, an initial base salary of $625,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company's executive relocation program. In conjunction with the employment agreement, the Company granted Mr. Bozek an award of performance restricted stock units under the Company's 2011 Omnibus Incentive Plan with a fair value of $1 million. The Company's filed a Form 8-K on November 18, 2014 disclosing the terms of this employment agreement.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, including on-air personalities, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to maintain and successfully execute our long-term growth strategy; the market demand for television station and internet sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; customer acceptance of our new branding strategy; the risks identified under "Risk Factors" in our Form 10-K for our fiscal year ended February 1, 2014 and any additional risk factors identified in our periodic reports since such date; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain, retain and offer meaningful compensation to our key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

Overview
Our Company
We are a digital commerce company that markets, sells and distributes products to consumers through TV, online, mobile and social media. We operate a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopHQ.com, a comprehensive digital commerce platform that sells products which appear on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
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
New Corporate Name and Branding
On November 18, 2014, the Company announced that it had changed its corporate name to EVINE Live Inc. Effective November 20, 2014, the Company's NASDAQ trading symbol also changed from VVTV to EVLV. The Company expects to transition from doing business as "ShopHQ" to "EVINE Live" and evine.com over the coming months, with the complete rebranding planned to take place in the first half of 2015.
Products and Customers
Products sold on our media channel platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. We are working to shift our product mix to include a more diversified product assortment and by offering a wider assortment of proprietary merchandise presented in an engaging, entertaining and shopping centric format to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and internet net merchandise sales for the years indicated by product category group:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Merchandise Category
Jewelry & Watches	40%	44%	44%	47%
Home & Consumer Electronics	28%	30%	26%	29%
Beauty, Health & Fitness	14%	14%	14%	13%
Fashion & Accessories	18%	12%	16%	11%
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
Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary merchandise using the Internet, mobile, social media and our commerce infrastructure, which includes television access to 87 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they’re in the mood to shop.
By offering a wider assortment of proprietary merchandise (i.e. product that is not readily available elsewhere), presented in an engaging, entertaining, shopping-centric format, we believe we will attract a larger customer base targeting a broader demographic. At the root of our efforts to attract a larger customer base is expanding and strengthening our relationships with the brands, personalities and manufacturers with whom we do business.
As an important step in the Company's long-term digital commerce strategy, the Company changed its corporate name from ValueVision Media, Inc. to EVINE Live Inc. on November 18, 2014. On the same date, the Company also entered into an asset purchase agreement with Dollars Per Minute, Inc. to purchase certain assets including the EVINE brand. We believe this transaction enables the Company to accelerate the development of proprietary brands and associated relationships with suppliers and on air personalities. We plan to transition the Company's consumer brand from "ShopHQ" to "EVINE Live" over the coming months, with the complete rebranding planned to take place in the first half of fiscal 2015.
We believe our comparatively smaller size demands a more “think nimble - act nimble” approach to doing business. This means establishing ourselves as a “launch pad” for new proprietary brands that can leverage our unique reach on our multiple digital commerce platforms. Properly executed, these initiatives should provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
By positioning our organization as a digital commerce company, we are focusing on key initiatives such as customer relationship management, partner relationship management, process improvements, brand building and delivering value to our customers and business partners. We believe that our new brand identity coupled with a fresh focus on existing as well as emerging platforms and technologies will begin repositioning our Company as not simply a purely transactional distant third place “electronic retailer”, but rather as a digital retailer that delivers a more engaging and enjoyable customer experience that exceeds sales and service expectations.
Our Competition
The digital commerce retail business is highly competitive and we are in direct competition with numerous retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within our industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc., (in whom Liberty Interactive Corporation also has a substantial interest in, according to public filings) both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
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
Summary Results for the Third Quarter and First Nine Months of Fiscal 2014
Consolidated net sales for our fiscal 2014 third quarter were $157,106,000 compared to $147,318,000 for our fiscal 2013 third quarter, which represents a 7% increase. We reported an operating loss of $197,000 and net loss of $808,000 for our fiscal 2014 third quarter. The operating and net loss for the fiscal 2014 third quarter included charges relating to executive transition costs totaling $2,415,000. We had an operating loss of $573,000 and a net loss of $1,217,000 for our fiscal 2013 third quarter.
Consolidated net sales for the first nine months of fiscal 2014 were $473,394,000 compared to $447,236,000 for the first nine months of fiscal 2013, which represents a 6% increase. We reported an operating loss of $2,852,000 and net loss of $4,637,000 for the first nine months of fiscal 2014. The operating and net loss for the first nine months of fiscal 2014 included charges of

$3,518,000 relating to our activist shareholder response and $5,035,000 relating to executive transition costs. We had operating income of $951,000 and a net loss of $993,000 for the first nine months of fiscal 2013.
Activist Shareholder Response Costs
In October 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the third quarter and year-to-date periods ended November 1, 2014 totaling $0 and $3,518,000, respectively, which includes a $750,000 charge in the second quarter, as reimbursement for a portion of the activist shareholder’s expenses.  As previously disclosed, the activist shareholder requested that the Company reimburse it for certain of its expenses relating to the proxy contest.  In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder among other settlement provisions. The process of responding to the initial demand concluded with the Company’s annual shareholder meeting on June 18, 2014.
Executive Transition Costs
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income for the three and nine months ended November 1, 2014, of $2,415,000 and $5,035,000, respectively, relating primarily to the following: severance payments which Mr. Stewart is entitled to in accordance with the terms of his employment agreement; severance payments for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's 2014 executive transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014. The Company filed an 8-K on June 25, 2014 disclosing the specific terms of the resignation, separation agreement and new appointment of its chief executive officer, and an 8-K on November 18, 2014 announcing the terms of the new employment agreement with Mr. Bozek.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	37.6%	37.5%	37.9%	37.5%
Operating expenses:
Distribution and selling	31.5%	31.7%	31.5%	31.2%
General and administrative	3.4%	4.1%	3.8%	4.1%
Depreciation and amortization	1.3%	2.1%	1.4%	2.1%
Activist shareholder response costs	—%	—%	0.7%	—%
Executive transition costs	1.5%	—%	1.1%	—%
	37.7%	37.9%	38.5%	37.4%
Operating income (loss)	(0.1)%	(0.4)%	(0.6)%	0.1%

Key Performance Metrics

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
Program Distribution
Total homes (average 000's)	87,466	86,605	1%	87,319	85,958	2%
Merchandise Metrics
Gross margin %	37.6%	37.5%	+10 bps	37.9%	37.5%	+40 bps
Net shipped units (000's)	2,134	1,665	28%	6,157	4,789	29%
Average selling price	$67	$80	(16)%	$70	$85	(18)%
Return rate	21.2%	22.8%	-160 bps	22.1%	22.6%	-50 bps
Internet net sales % (a)	43.5%	43.5%	-	43.9%	44.9%	-100 bps
Total Customers - 12 Month Rolling (000's)	1,444	1,246	16%	N/A	N/A
(a) Internet sales percentage is calculated based on net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 1% in the third quarter of fiscal 2014 over the comparable prior year quarter, resulting in a 861,000 increase in average homes reached during that same period. The increase was driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service with improved channel positions. During fiscal 2012, we made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. As of November 1, 2014, our up-converted high definition feed is carried in approximately 10 million households. We believe that having an HD feed of our service allows us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.ShopHQ.com and is also available on all mobile channels, which are not included in the foregoing data on homes reached.
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
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2014 third quarter increased 28% from the prior year comparable quarter to 2,134,000 from 1,665,000. For the nine months ended November 1, 2014, net shipped units increased 29% from the prior year's comparable period to 6,157,000 from 4,789,000. We believe the increase in net shipped units during the first nine months of fiscal 2014 reflects the continued broadening of our merchandising assortment, particularly by the strong performances of our fashion and health & beauty product categories, the decline in our average selling price and the overall growth in net sales as discussed below.
Average Selling Price
The average selling price, or ASP, per net unit was $67 in the fiscal 2014 third quarter, a 16% decrease from the prior year quarter. For the nine months ended November 1, 2014, the ASP was $70, an 18% decrease from the prior year's comparable period. The decreases in the ASP, which is a key component in our customer acquisition efforts by driving impulse shopping and increasing repeat customers, continues to reflect strong growth within our fashion & accessories and beauty, health & fitness categories, which typically have lower average selling prices, as well as a general shift to lower price points in other merchandise categories. The decreases in our ASP have been consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience.
Return Rates
For the three months ended November 1, 2014, our return rate was 21.2% compared to 22.8% for the comparable prior year quarter, a 160 basis point decrease. For the nine months ended November 1, 2014, our return rate was 22.1% compared to 22.6% for the prior year comparable period, a 50 basis point decrease. The decreases in the return rates were primarily driven by decreases in our return rates within our beauty, health and fitness category and our watch and consumer electronics merchandise categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months increased 16% to 1,444,000. We believe the increase in total customers is primarily due to continued broadening of our product assortment at lower price points as well as a product mix shift from the jewelry and watches category to fashion and accessories and other product categories. In addition, the twelve-month increase is also the result of our strong performance in consumer electronics during the fourth quarter of fiscal 2013. We also believe that our improvements in customer satisfaction and channel positioning contributed to overall customer growth.
Net Sales
Consolidated net sales for the fiscal 2014 third quarter were $157,106,000 as compared with $147,318,000 for the comparable prior year quarter, a 7% increase. Consolidated net sales for the nine months ended November 1, 2014 were $473,394,000, as compared to consolidated net sales of $447,236,000 for the comparable prior period, an increase of 6%. The increase in quarterly consolidated net sales was driven primarily by sales growth in our fashion & accessories, home, watches and beauty, health and fitness categories, offset by sales decreases in our jewelry product category. Our internet sales penetration, that is, the percentage of net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online, was 43.5% and 43.9% compared to 43.5% and 44.9%, respectively, for the third quarter and first nine months of fiscal 2014 compared to fiscal 2013. Overall, we continue to deliver strong internet sales penetration. The decrease in penetration during the respective periods is primarily due to our mix shift away from watches and consumer electronics, which have a strong internet penetration. Our mobile penetration increased to 34.0% and 32.7% of total internet orders in the third quarter and first nine months of 2014, respectively, versus 25.2% and 23.6% of total internet orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2014 third quarter and fiscal 2013 third quarter was $59,066,000 and $55,235,000, respectively, an increase of $3,831,000, or 7%. Gross profit for the first nine months of fiscal 2014 was $179,507,000, an increase of $11,582,000 or 7%, from $167,925,000 for the comparable prior year period. The increases in the gross profits experienced during the third quarter and first nine-months of fiscal 2014 were primarily driven by the year-over-year sales increases discussed above and by higher gross margin percentages experienced. Gross margin percentages for the third quarters of fiscal 2014 and fiscal 2013 were 37.6% and 37.5%, respectively, a 10 basis point increase. On a year-to-date basis gross margin percentages were 37.9% and 37.5%, respectively, a 40 basis point increase. The increases in the third quarter and year-to-date gross margin percentages reflect the increased sales mix of fashion & accessories and beauty, health and fitness, which typically carry higher margin percentages, as well as margin rate improvements achieved across multiple merchandise categories.
Operating Expenses
Total operating expenses for the fiscal 2014 third quarter were $59,263,000 compared to $55,808,000 for the comparable prior year period, an increase of 6%. Total operating expenses for the nine months ended November 1, 2014 were $182,359,000 compared to $166,974,000 for the comparable prior period, an increase of 9%. Total operating expenses as a percentage of net sales were 38% during the third quarters of fiscal 2014 and fiscal 2013, and were 38% and 37% for the first nine months of fiscal 2014 and fiscal 2013, respectively. Total operating expenses for the third quarter and year-to-date fiscal 2014 includes activist shareholder response charges of approximately $0 and $3,518,000, respectively, and executive transition costs of $2,415,000 and $5,035,000, respectively. Excluding shareholder activist response and executive transition costs, total operating expenses as a percentage of net sales were 36% and 38% during the third quarters of fiscal 2014 and fiscal 2013, respectively and 37% for the first nine months of both fiscal years.
Distribution and selling expense increased $2,774,000, or 6%, to $49,457,000, or 31.5% of net sales during the fiscal 2014 third quarter compared to $46,683,000, or 31.7% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to increased program distribution expense of $1,811,000 relating to a 1%

increase in average homes reached during the quarter as well as investments made associated with improved channel positions which began in the second half of fiscal 2013. The increase over the prior year quarter was also due to increases in variable credit card processing fees and other credit expenses of $639,000 and customer service and telecommunications expenses of $538,000, partially offset by decreased share-based compensation expenses of $156,000. Total variable expenses during the third quarter of fiscal 2014 were approximately 8.9% of total net sales versus 8.1% of total net sales for the prior year comparable period.
Distribution and selling expense increased $9,819,000 or 7%, to $149,296,000, or 31.5% of net sales during the nine months ended November 1, 2014 compared to $139,477,000 or 31.2% of net sales for the comparable prior year period. Distribution and selling expense increased primarily due to increased program distribution expense of $5,381,000, variable credit card processing fees and other credit expenses of $1,776,000, customer service and telecommunications expenses of $1,271,000, and variable salaries, wages and consulting costs of $1,048,000, partially offset by lower share-based compensation expense of $307,000. Total variable expenses during the first nine months of fiscal 2014 were approximately 8.8% of total net sales versus 8.0% of total net sales for the prior year comparable period. The increase in variable expense as a percentage of net sales for both the third quarter and first nine-months of fiscal 2014 coincides with our reduction in average selling price and resulting 28% and 29% increase in net shipped units during the respective third quarter and first nine-months of fiscal 2014.
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
General and administrative expense for the fiscal 2014 third quarter decreased $385,000, or 7% to $5,357,000 or 3.4% of net sales, compared to $5,742,000 or 3.9% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the third quarter primarily as a result of decreased salary and accrued incentive compensation expenses of $172,000 and decreased share-based compensation expense of $109,000. For the nine months ended November 1, 2014, general and administrative expense increased $234,000, or 1%, to $18,045,000, or 3.8% of net sales, compared to $17,811,000, or 4.1% of net sales, for the prior year period. General and administrative expense increased primarily as a result of increased share-based compensation expense of $1,192,000 associated with immediate equity vesting associated with the termination of our chief executive officer and new board member grants, partially offset by lower salary and accrued incentive compensation expenses of $889,000.
Depreciation and amortization expense for the fiscal 2014 third quarter was $2,034,000 compared to $3,039,000 for the comparable prior year quarter, representing a decrease of $1,005,000 or 33%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended November 1, 2014 and November 2, 2013 was 1.3% and 2.1%, respectively. Depreciation and amortization expense for the nine months ended November 1, 2014 was $6,465,000 compared to $9,342,000 for the comparable prior year period, representing a decrease of $2,877,000, or 31%. Depreciation and amortization expense as a percentage of net sales for the nine months ended November 1, 2014 and November 2, 2013 was 1.4% and 2.1%, respectively. The decrease in the quarterly and year-to-date depreciation and amortization expense was primarily due to decreased amortization expense associated with the expiration of our NBC trademark license of $999,000 and $2,998,000, respectively.
Operating Income (Loss)
For the fiscal 2014 third quarter, we reported an operating loss of $197,000 compared to an operating loss of $573,000 for the fiscal 2013 third quarter, representing a improvement of $376,000. For the nine months ended November 1, 2014, we reported an operating loss of $2,852,000 compared to operating income of $951,000 for the comparable prior year period, representing a decrease of $3,803,000. Our operating results for the third quarter of fiscal 2014 improved primarily as a result of increased gross profit, a decrease in general and administrative, and depreciation and amortization expense, offset by executive transition costs and higher distribution and selling expense incurred during the quarter (as noted above). Our year-to-date operating results decreased during the first nine months of fiscal 2014 primarily as a result of activist shareholder costs, executive transition costs, higher distribution and selling and general and administrative expense incurred during the first nine months of fiscal 2014, offset by increased gross profit and lower depreciation and amortization expense.

Net Loss
For the fiscal 2014 third quarter, we reported a net loss of $808,000 or $0.01 per share on 55,433,419 weighted average basic common shares outstanding compared with a net loss of $1,217,000 or $0.02 per share on 49,604,860 weighted average basic common shares outstanding in the fiscal 2013 third quarter. For the nine months ended November 1, 2014, we reported a net loss of $4,637,000 or $0.09 per share on 52,492,488 weighted average basic common shares outstanding compared with a net loss of $993,000 or $0.02 per share on 49,412,646 weighted average basic common shares outstanding for the comparable prior year period. Net loss for the third quarter of fiscal 2014 includes executive transition costs of $2,415,000 and interest expense of $406,000, offset by interest income totaling $2,000 earned on our cash and investments. Net loss for the third quarter of fiscal 2013 includes costs related to an activist shareholder response of approximately $344,000 and interest expense of $355,000, offset by interest income totaling $3,000 earned on our cash and investments.
Net loss for the nine months ended November 1, 2014 includes costs related to an activist shareholder response of approximately $3,518,000, executive transition costs of $5,035,000 and interest expense of $1,184,000, offset by interest income totaling $8,000 earned on our cash and investments. Net loss for the nine months ended November 2, 2013 includes costs related to an activist shareholder response of approximately $344,000 and interest expense of $1,081,000, offset by interest income totaling $17,000 earned on our cash and investments.
For the third quarter and first nine months of fiscal 2014, net loss reflects an income tax provision of $207,000 and $609,000, respectively. The fiscal 2014 third quarter and first nine months tax provision included a non-cash expense charge of approximately $198,000 and $591,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $197,000 over the remainder of fiscal 2014.
For the third quarter and first nine months of fiscal 2013, net loss reflects an income tax provision of $292,000 and $880,000, respectively, which included a non-cash tax expense charge of $290,000 and $870,000, respectively, related to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2014 third quarter was $4,780,000 compared with Adjusted EBITDA of $3,595,000 for the fiscal 2013 third quarter. For the nine months ended November 1, 2014, Adjusted EBITDA was $15,822,000 compared with an Adjusted EBITDA of $13,170,000 for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Adjusted EBITDA (a)	$4,780	$3,595	$15,822	$13,170
Less:
Activist shareholder response costs	—	(344)	(3,518)	(344)
Executive transition costs	(2,415)	—	(5,035)	—
Non-cash share-based compensation expense	(420)	(718)	(3,338)	(2,368)
EBITDA (as defined)	1,945	2,533	3,931	10,458
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	1,945	2,533	3,931	10,458
Adjustments:
Depreciation and amortization	(2,142)	(3,106)	(6,783)	(9,507)
Interest income	2	3	8	17
Interest expense	(406)	(355)	(1,184)	(1,081)
Income taxes	(207)	(292)	(609)	(880)
Net loss	$(808)	$(1,217)	$(4,637)	$(993)
(a) EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses), non-cash impairment charges and writedowns; activist shareholder response costs, executive transition costs and non-cash share-based compensation expense.
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
Recently Issued Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements.
Financial Condition, Liquidity and Capital Resources
As of November 1, 2014, we had cash and cash equivalents of $23,987,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial letters of credit, which can fluctuate in relation to the level and nature of our overseas purchases. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial letters of credit remain outstanding. In addition, under our Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As of February 1, 2014, we had cash and cash equivalents of $29,177,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial letters of credit. For the first nine months of fiscal 2014, working capital decreased $2,751,000 to $77,190,000. Our current ratio (our total current assets over total current liabilities) was 1.7 at November 1, 2014 and 1.7 at February 1, 2014.

Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $23,987,000 as of November 1, 2014. At November 1, 2014, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a Credit Facility with PNC which has been amended, most recently to, among other things, increase the size of the revolving line of credit from $50 million to $60 million. The revolving line of credit under the Credit Facility, bears interest at LIBOR plus 3% per annum. All borrowings under the Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings under the Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the Credit Facility, currently $21.8 million, provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a $15 million term loan on which the Company draws to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of November 1, 2014, approximately $5 million has been drawn against the term loan to fund the expansion initiative.
The amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of November 1, 2014, the Company was in compliance with the applicable financial covenants of the Credit Facility.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, our branding initiative and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project will include the construction of a new building which, when completed, will expand our current 262,000 square foot facility to an approximately 600,000 square foot facility. The expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Total cost of the expansion will be approximately $25 million and will be financed with our expanded Credit Facility. Construction started in the second quarter of fiscal 2014 with expected cash commitments of approximately $18 million during fiscal 2014 and cash commitments of approximately $7 million during the first half of fiscal 2015.
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

For the nine months ended November 1, 2014, net cash provided from operating activities totaled $463,000 compared to $11,773,000 for the comparable fiscal 2013 period. Net cash provided by operating activities for the fiscal 2014 and 2013 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash provided by operating activities for the nine months ended November 1, 2014 reflects decreases in accounts receivable and prepaid expenses, offset by an increase in inventories and a decrease in account payable and accrued liabilities.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of our seasonal high fourth quarter anticipated sales levels. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2014 primarily due to decreased inventory receipts compared to our seasonal high fourth quarter, the timing of payments made to vendors and a decrease in accrued incentive compensation and employee benefit contributions following payments made during the first quarter of fiscal 2014, offset by an increase in accrued severance during fiscal 2014.
Net cash used for investing activities totaled $12,759,000 for the first nine months of fiscal 2014 compared to net cash used for investing activities of $9,092,000 for the comparable fiscal 2013 period. For the nine months ended November 1, 2014 and November 2, 2013, expenditures for property and equipment were $12,759,000 and $6,262,000, respectively. The increase in the capital expenditures from fiscal 2013 to fiscal 2014 primarily relate to expenditures totaling $4,794,000 made during fiscal 2014 in connection with our distribution facility expansion. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. During the nine-month period ending November 2, 2013, we also made a cash payment of $2,830,000 in connection with our NBC trademark license. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; the continuation of our significant warehousing capacity expansion effort and related equipment improvements at our distribution facility in Bowling Green, Kentucky; security in our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled $7,106,000 for the nine months ended November 1, 2014 and related primarily to proceeds from the issuance of long term debt totaling $4,691,000 and cash proceeds of $2,758,000 from the exercise of stock options, offset by payments totaling $304,000 for deferred issuance costs incurred in connection with increasing our Credit Facility and capital lease payments totaling $39,000. Net cash used for financing activities totaled $162,000 for the nine months ended November 2, 2013 and related to payments totaling $270,000 for deferred issuance costs incurred in connection with increasing our Credit Facility, offset by cash proceeds of $108,000 from the exercise of stock options.

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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of EVINE Live Inc.'s Annual Report on Form 10-K (formerly known and filed as ValueVision Media, Inc.) for the year ended February 1, 2014, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report with the exception of the items noted below.

The recently announced rebranding of our operations as ‘EVINE Live’ may not be successful and our operating results may suffer if we are unable to successfully transition our brand.

On November 18, 2014, we announced that we are rebranding our business as "EVINE Live" which represents a change from the current brand of our television home shopping network and internet site as ShopHQ and ShopHQ.com. We have been operating under the ShopHQ brand since May 2013, and previously operated under the ShopNBC brand under an exclusive, worldwide licensing agreement with NBCU for the use of NBCU trademarks, service marks and domain names, which expired on January 31, 2014.

Over the coming months, customers should begin to see the new EVINE Live brand name and logo across television, online, mobile and social platforms and we expect to increase the presence of our new brand and new Internet URL on our network, which will continue in the first half of 2015. Rebranding our business will result in additional expenditures including, but not limited to, updating our television and internet logos and graphics, reprinting all of our signage, the costs of engaging a branding agency that worked with us to validate our new brand, and increased marketing costs to inform our customers of our new branding. In addition, challenges to our new brand could also result in incremental operating expenses. In the event these incremental expenses exceed customary and expected costs, there could be a material adverse impact on our business.

Rebranding could also impact our future operating results due to the potential loss of customers who do not respond favorably to the new brand or from a loss of potential new customers who choose not to explore our offerings since we are no longer branded with the more familiar ShopHQ and ShopNBC name and trademarks. A significant loss of customers resulting in a significant loss or extended loss of revenue, would have a material adverse impact on our business.

In connection with the rebranding, we changed our corporate name to “EVINE Live Inc.” to better reflect our future business operations. In connection with the corporate name change and our rebranding, we may experience loss of good will, and customers, suppliers and market participants may not recognize our new name, which may have a material adverse impact on our business.

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

EVINE Live Inc.
December 5, 2014	/s/ MARK C. BOZEK
Mark C. Bozek
Chief Executive Officer (Principal Executive Officer)

December 5, 2014	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Performance Restricted Stock Unit Award Agreement between Mark Bozek and ValueVision Media, Inc. under the 2011 Omnibus Incentive Plan	Filed herewith†

10.2	Performance Restricted Stock Unit Award Agreement between Russell Nuce and ValueVision Media, Inc. under the 2011 Omnibus Incentive Plan	Filed herewith†

10.3	Asset Purchase Agreement dated November 18, 2014 between Dollars Per Minute, Inc. and the Registrant	Incorporated by reference (1)

10.4	Executive Employment and Severance Agreement dated November 17, 2014 between the Registrant and Mark C. Bozek	Incorporated by reference (1)†

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

† Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 17, 2014, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 14, 2014, filed on June 20, 2014, File No. 000-20243.