Form 10-K
period 2015-01-31
EVINE Live Inc.
filed 2015-03-26
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of March 20, 2015, 56,560,609 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 1, 2014, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on August 1, 2014 was approximately $197,088,722. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders deemed to be affiliates under Rule 12b-2 of the Securities Exchange Act of 1934 either by holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant or by having certain contractual relationships with the registrant related to control. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 31, 2015 are incorporated by reference in Part III of this annual report on Form 10-K.

EVINE Live Inc.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

January 31, 2015

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, including on-air personalities, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to successfully transition our brand name and corporate name; customer acceptance of our new branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business
When we refer to "we," "our," "us" or the "Company," we mean EVINE Live Inc. and its subsidiaries unless the context indicates otherwise. EVINE Live Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. EVINE Live Inc. (formerly ValueVision Media, Inc.) was incorporated on June 25, 1990.
The Company’s most recently completed fiscal year, fiscal 2014, ended on January 31, 2015, and consisted of 52 weeks. Fiscal 2013 ended on February 1, 2014 and consisted of 52 weeks. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks.

A. General
We are a digital commerce company that markets, sells and distributes products to consumers through TV, online, mobile and social media. We operate a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
On November 18, 2014, the Company announced that it had changed its corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, the Company's NASDAQ trading symbol also changed to EVLV from VVTV at that time. The Company transitioned from doing business as "ShopHQ" and rebranded to "EVINE Live" and evine.com on February 14, 2015.
In May 2013, the Company previously announced a rebranding of its 24-hour television shopping network and digital commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively.
Digital Commerce Retailing
Our primary form of digital commerce retailing is our live 24-hour television shopping network. EVINE Live is the third largest television shopping network in the United States, while evine.com is a comprehensive online website with complementary and web-only products. Consolidated net sales, including shipping and handling revenues, totaled $674.6 million, $640.5 million and $586.8 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Shoppers can interact and shop via a toll-free telephone number and place orders directly with us or enter an order on the evine.com website. Our television programming is produced at our Eden Prairie, Minnesota headquarters facility and is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators, to our owned full power broadcast television station WWDP TV in Boston, Massachusetts and through a leased full power broadcast television station in Seattle, Washington.
Products and Product Mix
Products sold on our digital commerce platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically, jewelry & watches has been our largest merchandise category. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories in an effort to increase revenues and to grow our new and active customer base. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry and watches remained our largest merchandise category in fiscal 2014 as demonstrated in the table below. The following table shows our merchandise mix as a percentage of television shopping and digital net merchandise sales for the years indicated by product category group:

Merchandise Category	Fiscal 2014	Fiscal 2013	Fiscal 2012
Jewelry & Watches	42%	43%	52%
Home & Consumer Electronics	29%	33%	27%
Beauty, Health & Fitness	14%	13%	13%
Fashion & Accessories	15%	11%	8%

Jewelry & Watches.  The Company features a broad assortment of jewelry from fine to fashion, silver to gold, genuine gemstones to simulated diamonds. In addition, the Company offers an extensive collection of men’s and women’s watches from classic to modern designs.
Home & Consumer Electronics.  The Company features home décor, bed and bath textiles, cookware, kitchen electrics, mattresses, tabletop accessories, and home furnishings. With consumer electronics, the Company offers the latest technology trends and solutions for today's consumer, from some of the world's most recognized brands.
Beauty, Health & Fitness.  The Company’s beauty, health and fitness assortment features a variety of skincare, cosmetics, hair care and bath & body products in addition to nutritional supplements and fitness accessories.
Fashion & Accessories.  The Company offers fashionable looks that strike a balance between what's hot and what's essential with a wide assortment of apparel, outerwear, intimates, handbags, accessories, and footwear.

B. Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary merchandise using the Internet, mobile, social media and our commerce infrastructure, which includes television access to 88 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they are in the mood to shop.
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
We believe our comparatively smaller size demands a more “think nimble - act nimble” approach to doing business. This means establishing ourselves as a “launch pad” for new proprietary products delivered by seasoned on-air personalities that can leverage our unique reach on our multiple digital commerce platforms. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
The Company changed its corporate name to EVINE Live Inc. from ValueVision Media, Inc. on November 18, 2014. We transitioned the Company's consumer brand from "ShopHQ" and rebranded to "EVINE Live" and evine.com on February 14, 2015. By positioning our organization as a digital commerce company, we are focusing on key initiatives such as customer relationship management, partner relationship management, process improvements, brand building and delivering value to our customers and business partners. We believe that our new brand identity coupled with a fresh focus on existing as well as emerging platforms and technologies and the development of proprietary brands will begin repositioning our Company as a digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed expectations.

C. Television Program Distribution and Internet Operations
Net sales from our television shopping business, inclusive of shipping and handling revenues, totaled $374 million, $343 million, and $319 million, representing 55%, 54% and 54% of consolidated net sales for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Net sales from our internet and mobile business, inclusive of shipping and handling revenues, totaled $301 million, $297 million, and $268 million, representing 45%, 46% and 46% of consolidated net sales for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Our internet sales percentage is calculated based on sales orders that are generated from our evine.com website, including mobile devices and primarily ordered directly online. Our television programming continues to be the most significant medium through which we reach our customers and we believe that our television shopping broadcast program is a key driver of traffic to our evine.com website and mobile platforms. Our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our online-based capabilities and mobile presence.
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
Television Distribution.  As of January 31, 2015, we have entered into affiliation agreements with parties representing 1,854 cable systems allowing each operator to offer our television shopping network substantially on a full-time basis over their systems.

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
During fiscal 2014, there were approximately 118 million homes in the United States with at least one television set. Of those homes, there were approximately 55 million cable television subscribers, approximately 34 million direct-to-home satellite subscribers and approximately 13 million homes who receive programming through telephone service providers, such as AT&T and Verizon. We continue to experience growth in the number of subscriber homes that receive our network.
As of January 31, 2015, our television shopping network was available to approximately 88.1 million subscriber homes, or 87.5 million average full time equivalent subscribers ("FTEs"), compared with approximately 86.7 million subscriber homes, or 86.1 million average FTEs, as of February 1, 2014.
Online Presence
Our website, evine.com, as well as our mobile platform, provides customers with a watch and shop anytime, anywhere experience and offers a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise found only on evine.com. The website includes additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our EVINE Live show hosts and guest personalities. The FCC has required that all full-length television programming redistributed over the internet is captioned, and it is considering requiring captioning of programming segments.
Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. There have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. A number of states impose data security requirements on companies that collect certain types of information concerning their residents and other states may adopt similar requirements in the future. A patchwork of state laws imposing differing security requirements depending on the residence of our customers could impose added compliance costs.
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
There are a number of federal laws that limit our ability to pursue certain direct marketing activities, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which allows a recipient to affirmatively opt out of e-mail solicitations. This type of regulation limits our ability to pursue certain direct marketing activities, thus limiting our sales and potential customers.
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

D. Relationship with GE Equity, Comcast and NBCU
Relationship with GE Equity, Comcast and NBCU
In March 1999, we entered into an alliance with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC ("NBCU"), pursuant to which we issued Series A redeemable convertible preferred stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement and certain other agreements. On February 25, 2009, we entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of our

Series A preferred stock for (i) 4,929,266 shares of our Series B redeemable preferred stock, (ii) a warrant to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and registration rights agreement as further described below. In April 2011, we redeemed all of the outstanding Series B preferred stock for $40.9 million and paid accrued dividends of $6.4 million and in June 2014, GE Equity exercised its common stock warrant described above in a cashless exercise acquiring 5,058,741 shares of our common stock.
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity, whose common equity was initially beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of January 31, 2015, the direct equity ownership of GE Equity in the Company consisted of 3,718,767 shares of common stock, and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. We have a significant cable distribution agreement with Comcast and believe that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint at least two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock as computed under the amended and restated shareholders agreement described below. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or our taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. As of March 20, 2015, GE Equity has an approximate 7% beneficial ownership in the Company and has certain rights as further described in this section.
Amended and Restated Shareholder Agreement
On February 25, 2009, we entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three members of our board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares), and two members of our board of directors so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our board of directors. Neither GE Equity nor NBCU currently has any designees serving on our board of directors.
The amended and restated shareholder agreement requires the consent of GE Equity prior to us (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than in what we and our subsidiaries are currently engaged; and (iii) amending our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. We are also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
The amended and restated shareholder agreement further provides that during the "standstill period" (as described below), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) making any asset/business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the amended and restated shareholder agreement, that has not been rejected by our board of directors, or our board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose a tender offer or business combination proposal to us.

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
The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) our entering into an agreement that would result in a "change in control" (as defined in the amended and restated shareholders agreement and subject to reinstatement), (iii) an actual "change in control" (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to our board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of our adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for us.
Registration Rights Agreement
On February 25, 2009, we entered into an amended and restated registration rights agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights. In addition, NBCU was subsequently granted one additional demand registration right pursuant to the second amendment of the now expired NBCU trademark license agreement.

E. Marketing and Merchandising
Television and Online Retailing
Our television and online revenues are generated from sales of merchandise offered through our "Shop.Share.Smile" initiative, which includes cable and satellite television, online at evine.com, mobile devices and social media channels. Our television shopping business utilizes live and on occasion selected taped television programming 24 hours a day, seven days a week, to create an interactive entertaining and engaging atmosphere that brings our merchandise to life through demonstration. Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to attract new customers and optimize margin dollars per minute. Our digital commerce customers - those who interact with our network and transact through television, online and mobile devices - are primarily women between the ages of 40 and 70. We also have a strong presence of male customers of a similar age range. We believe our customers make purchases based on our unique products, quality merchandise and value. We develop our programming schedule with product categories that appeal to specific viewer and customer profiles targeting days of week and times of day they are most likely to be viewing our network. We feature announced and unannounced promotions to drive interest and incremental sales, including "Today’s Top Value," a sales program that features one special offer every day. In addition, we also feature major and special promotional events and inventory-clearance sales during different times of the year.
We continually introduce new products that are easily accessible to customers via our television, online and mobile platforms. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to develop and promote proprietary brands, which generally have higher margins than branded merchandise, across multiple product categories.

EVINE Live Private Label Consumer Credit Card Program
In December 2011, we entered into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial, formerly known as GE Capital Retail Bank, extending our private label consumer credit card program (the "Program") for an additional seven years until 2019. The Program is made available to all qualified consumers for the financing of purchases of products from EVINE Live and provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. Use of the EVINE Live credit card furthers customer loyalty, reduces total credit card expense and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of loss on EVINE Live credit card transactions that do not utilize our ValuePay installment payment program. During fiscal 2014 and 2013, customer use of the private label consumer credit card accounted for approximately 18% and 17%, respectively, of our television and online sales.
Synchrony Bank, the issuing bank for the Program, is indirectly majority-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. As of March 20, 2015, GE Equity has an approximate 7% beneficial ownership in us and has certain rights as further described under "Relationship with GE Equity, Comcast and NBCU" above.
Purchasing Terms
We obtain products for our digital commerce businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on more favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2014, products purchased from one vendor accounted for approximately 16% of our consolidated net sales. We believe that we could find alternative products for this vendor’s merchandise assortment if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings.

F. Order Entry, Fulfillment and Customer Service
Our products are available for purchase via toll-free telephone numbers, on our website or through mobile platforms. We maintain agreements with Genesys Telecommunications Laboratories, Inc. and West Corporation, as well as other call surge providers to support us with telephone order-entry operators and automated order-processing services to take customer orders. We also take orders with our own home-based phone agents and with agents at our Bowling Green, Kentucky and Eden Prairie, Minnesota facilities. At the present time, we do not utilize any call center services based overseas.
We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of primarily all merchandise purchased and sold by us and for certain call center operations. During fiscal 2014 we also leased approximately 400,000 square feet of additional variable warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity, as needed.
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project includes the construction of a new building which, when completed, will expand our current 262,000 square foot facility to an approximately 600,000 square foot facility. The physical building expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. We intend to vacate the leased space during the first half of fiscal 2015 when the expanded facility is available for use.
The majority of customer purchases are paid for by credit or debit cards. As discussed above, we maintain a private label credit card program using the EVINE Live name. Purchases and installment charges made with the EVINE Live private label credit card are non-recourse to us, however, we still maintain credit collection risk from the potential inability to collect future ValuePay installments. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 74% to 79%. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of January 31, 2015 and February 1, 2014, we had inventory balances of $61.5 million and $51.2 million, respectively. We do not have any material amounts of backlog orders.
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
Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rate averaged 22% in both fiscal 2014 and fiscal 2013. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

G. Competition
The digital commerce retail business is highly competitive and we are in direct competition with numerous retailers, including online retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc., (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings) both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
We anticipate continuing competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.

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
Broadcast Television
General.  Our acquisition and operation of television stations is subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. Such regulations impose certain obligations with respect to the programming and operation of television stations, including requirements for carriage of children’s educational and informational programming, programming responsive to local problems, needs and interests, advertising upon request by legally qualified candidates for federal office, closed captioning, and other matters. In addition, FCC rules prohibit foreign governments, representatives of foreign governments, aliens (a non U.S. citizen or U.S. national) representatives of aliens and corporations and partnerships organized under the laws of a foreign nation from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee. The FCC in 2013 indicated that it would consider a waiver of these limits for broadcast ownership.
Full Power Television Stations.  In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On November 25, 2014, the FCC accepted our application for renewal of the station’s license. We also distribute our programming via leased carriage on a full power television station in Seattle, Washington. Our Boston market station, WWDP TV, currently broadcasts in a digital format on channel 10, perceived by viewers as channel 46, the station's previous analog channel.
The FCC has begun proceedings to consider reclaiming portions of the electro-magnetic spectrum now used for broadcast television service with the goal of reallocating some of that spectrum for wireless broadband service. The FCC has proposed to use "incentive auctions" that would permit broadcasters on a voluntary basis to agree to give up some or all of their spectrum and obtain a portion of the proceeds the FCC would collect from auctioning that spectrum. The FCC would also consider "repacking" broadcast television channels to clear spectrum. Congress passed legislation in February 2012 authorizing a single incentive auction of television spectrum and an associated repacking of the television band. That legislation requires the FCC to make a reasonable effort to preserve stations' coverage areas in the repacking process. The legislation also allows two stations to agree to share one channel and allow the remaining channel to be returned to the FCC for auction. The legislation allows $1.75 billion for the expenses of repacking. In 2014, the FCC adopted rules that will apply to this “incentive auction,” and it is working to adopt additional specific procedures. In the Northeast portion of the United States, the number of channels that may be available will depend, in part, on whether Canada adopts a similar repacking plan. (An Industry Canada proceeding along these lines was commenced in late 2014.) The FCC says that it will request binding commitments from U.S. television stations about their participation in the auction in late 2015, and then will conduct the auction in 2016, although that schedule could change. The FCC has provided estimates of both opening bids and final auction prices for the high and median priced stations in each television market. We will consider participation in the auction as the rules and opening prices become firm.

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

J. Employees
At January 31, 2015, we had approximately 1,300 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 19% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Mark C. Bozek	55	Chief Executive Officer and Director
G. Robert Ayd	66	President
William J. McGrath	57	Executive Vice President — Chief Financial Officer
G. Russell Nuce	50	Executive Vice President - Chief Strategy Officer
Jean-Guillaume Sabatier	45	Senior Vice President — Sales & Product Planning and Programming
Teresa J. Dery	48	Senior Vice President — General Counsel
Michael A. Murray	56	Senior Vice President — Operations
Nicholas J. Vassallo	51	Vice President — Corporate Controller
Beth K. McCartan	45	Vice President — Financial Planning & Analysis
Ashish G. Akolkar	42	Vice President — IT Operations
Mark C. Bozek joined the Company in June 2014 as Chief Executive Officer. Most recently, Mr. Bozek served as Co-Founder of, and Chief Executive Officer of, Dollars Per Minute Inc., a merchandising and entertainment company, from 2011 until he joined the Company in June 2014. Prior to forming Dollars Per Minute Inc., Mr. Bozek formed and operated the media and consulting company Galgos Entertainment LLC, where he served as a principal from 2007 to 2011. Through Galgos Entertainment, Mr. Bozek acted as a consultant for private equity firms (including Goldman Sachs and Bain Capital) on various retail and commerce related ventures.  Prior to Galgos Entertainment, Mr. Bozek worked for 14 years with Barry Diller, including serving as the Chief Executive Officer of Home Shopping Network (HSN), a multi-channel retailer and television network specializing in home shopping, from January 1999 to January 2003.  Mr. Bozek also served as a director of Sykes Enterprises, Inc. from August 2003 until April 2013.
G. Robert Ayd joined the Company in February 2010 as President, overseeing Merchandising, Planning, Programming, Broadcast Operations, and On-Air Talent. Mr. Ayd brings an extensive background and a track record of success to the Company, including executive leadership roles at QVC and Macy’s. Most recently, Mr. Ayd provided consulting services to a range of clients in his own consulting business from 2008 until he joined the Company in February 2010 and served as Executive Vice President and Chief Merchandising Officer at QVC (USA) from 2006 to 2008. During his tenure at QVC, Mr. Ayd also served as Senior Vice President, Design Development & Global Sourcing and Brand Development from 2005 to 2006, and Senior Vice President of Jewelry and Fashion from 2000 to 2004. Prior to joining QVC in 1995 as Vice President of Fashion, Mr. Ayd held numerous executive leadership positions for Macy’s, culminating with Senior Vice President in Women’s Sportswear from 1991 to 1995. Mr. Ayd began his career at Macy’s in 1975 as a buyer of handbags, bodywear and footwear.
William J. McGrath was named Senior Vice President and Chief Financial Officer in August 2010 after having joined the Company in January 2010 as Vice President of Quality Assurance and being named interim Chief Financial Officer in February 2010. Most recently, Mr McGrath provided operational consulting services to a range of clients in his own operational consulting business from 2008 until he joined the Company in 2010 and served as Vice President Global Sourcing Operations and Finance at QVC in 2008. During his tenure at QVC, he also served as Vice President Corporate Quality Assurance and Quality Control from 1999 — 2008; Vice President Merchandise Operations and Inventory Control from 1995-1999; Vice President Market Research and Sales Analysis from 1992 — 1995; and Director Financial Planning and Analysis from 1990-1992. Prior to QVC, Mr. McGrath held a variety of leadership positions at Subaru of America from 1983-1990 and Arthur Andersen from 1979-1983. He holds an MBA in finance from Drexel University and a BS in Accounting from Saint Joseph’s University.
G. Russell Nuce joined the Company as Chief Strategy Officer in November 2014. Most recently, Mr. Nuce served as the Co-Founder of, and Secretary and Treasurer of, Dollars Per Minute Inc., a merchandising and entertainment company, from 2011 until he joined the Company in November 2014. Prior to founding Dollars Per Minute Inc., Mr. Nuce served as a principal of Galgos Entertainment, LLC, a media and production company from 2007 to 2011. Previously, he served as Vice President and General Counsel of Wear Me Apparel, Inc. from 2004 to 2006 and Vice President and General Counsel of Covington Industries Inc. from 1998 to 2004. Mr. Nuce began his career as an associate attorney with the law firm Milbank, Tweed, Hadley & McCloy in New York.
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
Teresa J. Dery was appointed Senior Vice President and General Counsel in June 2011, Corporate Secretary in February 2011 and joined the Company in 2004 as Senior Corporate Counsel. She was appointed Associate General Counsel in 2006. Ms. Dery has 19 years of corporate law experience. Prior to joining the Company, she served as Corporate Counsel and Corporate Secretary of Net Perceptions between 2000 and 2004. Previously, she served as Corporate Secretary and Vice President of Finance and Legal for national restaurant franchise 1 Potato 2 from 1993 to 2000.
Michael A. Murray was named Senior Vice President of Operations in September 2009 after having joined the Company as Vice President of Operations in May 2004. Mr. Murray has over 30 years of operations and business management experience. Prior to joining the Company, Mr. Murray was Senior Vice President of Operations for the Fingerhut Companies and Federated Department Stores direct to consumer divisions primarily from May 1991 to October 2002. While at Fingerhut, Mr. Murray also led FBSI operations, Fingerhut’s 3rd party direct to consumer arm serving Walmart.com, Intuit, Levi’s, Wet Seal and others. Mr. Murray has held executive leadership positions in various direct to consumer and retail companies including Merrill Corporation, Lieberman Enterprises, and Associated Wholesale Grocers. Mr. Murray began his career with John Deere as an Industrial Engineer.
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

L. Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports if applicable, are available, without charge, on our investor relations website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Copies also are available, without charge, by contacting the General Counsel, EVINE Live Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.
Our investor relations website address is http://evine.com/ir. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. We also make available free of charge our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these filings as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
We experienced operating income (losses) of approximately $1.0 million, $0.1 million and $(23.3) million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. We reported net losses of $(1.4) million, $(2.5) million and $(27.7) million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
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
As of January 31, 2015, we had approximately $19.8 million in unrestricted cash, with an additional $2.1 million of restricted cash and investments used to secure letters of credit. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. Prior to fiscal 2013, we have had a historic trend of operating losses, which, if not permanently reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.
On March 6, 2015, the Company entered into a fourth amendment to its revolving credit, term loan and security agreement with PNC, as previously amended that, among other things, increases the size of the revolving line of credit from $60 million to $75 million for a total credit facility of $90 million which includes a $15 million term loan to fund the improvements at our distribution facility in Bowling Green, Kentucky. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Maximum borrowings and available capacity under the amended revolving Credit Facility are equal to the lesser of $75 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, currently $30.0 million, provides liquidity for working capital and general corporate purposes.
The fourth amendment adds The Private Bank to the facility and provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $15 million upon certain conditions being met. The fourth amendment also increased certain advance rates under the borrowing base for Value Pay accounts receivable and provides for certain fees related to the syndication and amendments of the facility and an annual administrative agent’s fee.
We still have significant future commitments for our cash, which primarily include payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. Based on our current projections for fiscal 2015, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, our amended and restated shareholder agreement with GE Equity and NBCU requires the consent of GE Equity in order for us to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive this consent if we made a request. Furthermore, our amended credit facility includes certain restrictions on our ability to incur additional debt, as well as restrictions on our ability to make material changes in the nature of our business, both of which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.
Our inability to recruit and retain key employees may adversely impact our ability to sustain growth.
Our continued growth is contingent, in part, on our ability to retain and recruit employees that have the distinct skills necessary for a business that demands knowledge of the general retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and fulfillment. For example, the Company is currently in the process of searching for the key open position of a Chief Merchandising Officer. The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. Further, we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, in fiscal 2014, the Company recorded charges to income of $5,520,000 related to severance payments to which our former Chief Executive Officer and certain other terminated executive officers received primarily in calendar 2015.

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
We are dependent upon our ability to compete for television viewers. Effectively competing for television viewers is dependent, in part, on our ability to secure placement of our television programming within a suitable programming tier at a desirable channel position. The majority of multi-video programming distributors now offer programming on a digital basis. While the growth of digital cable and these other systems may over time make it possible for our programming to be more widely distributed, there are several risks as well. The primary risks associated with the growth of digital cable and alternative digital platforms are demonstrated by the following:

•
we could experience declines in sales per digital tier subscriber because of the increased number of channels offered on digital systems competing for the same number of viewers and the higher channel location we typically are assigned in digital tiers;

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

•	cable, satellite, and telecommunication providers are facing competition from new services which could result in a loss of subscribers.
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
We are seeking to continue to reduce the costs associated with our cable and satellite distribution agreements. However, while we were able to achieve reductions in 2013 without a loss in households, there can be no assurance that we will achieve comparable cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. Terms of certain of our distribution agreements allow for increases in our distribution costs as a result of a variety of factors, not all of which are within our control. These factors include but are not limited to, increases in the number of subscribers receiving our programming, improvements in channel placement through lowering our channel position, the addition of a second channel or other factors. Significant changes to these factors could result in a material increase in our cost of distribution. If we are unable to negotiate new or renewal terms in our distribution agreements that are more favorable to us, our distribution costs could increase. Further, it is possible that we may need to reduce our programming distribution in certain systems if we are unable to obtain appropriate financial terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
NBCU, Comcast and GE Equity have the ability to exert significant influence over us and have the right to disapprove of certain actions by us.
As a result of their equity ownership in our company, NBCU (and Comcast, as the owner of all of the common equity of NBCU) and GE Equity together are currently among our largest shareholders and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the amended and restated shareholder agreement, NBCU (and Comcast, as the majority owner of NBCU) and GE Equity also have the right to block us from taking certain actions that our board of directors might otherwise determine to be in the interests of our other shareholders (as discussed in greater detail under "Business — Relationship with GE Equity, Comcast and NBCU above).
Our stock ownership is concentrated among a relatively small group of principal shareholders who have substantial control over us, including our directors and executive officers, and could delay or prevent a change in corporate control.
GE Equity and NBCU (and Comcast, as the owner of all of the common equity of NBCU), together with their affiliates, along with our directors and executive officers, beneficially own, in the aggregate, approximately 25% of our common stock. As a result, these shareholders, acting together, would have the ability to significantly influence or control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to significantly influence or control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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
As a general merchandise retailer, we compete for consumers with other forms of retail businesses, including other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television shopping sector, we compete with QVC, HSN, and Jewelry Television, as well as a number of smaller "niche" television shopping competitors. QVC and HSN both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel locations than we have. The digital commerce industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.
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
If the FCC withdraws mandatory cable carriage (or "must-carry") rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations we could lose our current carriage distribution on cable systems in two markets: Boston and Seattle, which currently constitute approximately 3.2 million full-time households receiving our programming. We own our Boston television station and have a carriage contract with the third party Seattle television station. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these households on commercially reasonable terms and the carrying value of our Boston FCC license, which has an asset carrying value of $12.0 million as of January 31, 2015, may become further impaired.
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
We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of January 31, 2015, we had approximately $106.7 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
Failure to comply with existing laws, rules and regulations applicable to our company, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.
We market and provide a broad range of merchandise through multiple channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of warehouse facilities, the ownership of television stations as well as laws and regulations applicable to the internet, electronic devices and businesses engaged in e-commerce. These laws and regulations may cover subject matters including taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of our products and services. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, vendors, manufacturers or distributors or other third-parties we do business with, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and subject us to additional liabilities. Finally, certain of these regulations impact our marketing efforts.
We may be subject to claims by consumers and state and federal authorities for security breaches involving customer information, which could materially harm our reputation and business or add significant administrative and compliance cost to our operations.
In order to operate our business, which includes multiple retail channels, we take orders for our products from customers. This requires us to obtain personal information from these customers including, but not limited to, credit card numbers. Although we take reasonable and appropriate security measures to protect customer information, there is still the risk that external or internal security breaches could occur, including cyber incidents. In addition, new tools and discoveries by third parties in computer or communications technology or software or other developments may facilitate or result in a future compromise or breach of our computer systems. Such compromises or breaches could result in data loss and/or identity theft leading to significant liability or costs to us from notification requirements, lawsuits brought by consumers, shareholders or other businesses seeking monetary redress, state and federal authorities for fines and penalties, and could also lead to interruptions in our operations and negative publicity causing damage to our reputation and limiting customers’ willingness to purchase products from us. Businesses in the retail industry have experienced material sales declines after discovering data breaches, and our business could be similarly impacted. Reputational value is based in large part on perceptions of subjective qualities. While reputations may take decades to build, a significant negative incident can erode trust and confidence, particularly if it results in adverse mainstream and social media publicity, governmental investigations or litigation. Theft of credit card numbers of consumers could result in significant dollar fines and consumer settlement costs, litigation costs, FTC audit requirements, and significant internal administrative costs.
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

Nearly all of our customers pay for purchases via a credit or debit card. Credit and debit card brand issuers continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for secure storage of customer data. By virtue of the volume of our overall credit card transactions, we are a Level 1 merchant which requires the annual completion of a formal Record of Compliance (ROC) by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially affect sales in a negative manner. We received an approved ROC on July 31, 2014.
We depend on relationships with numerous domestic and foreign manufacturers and suppliers for our products and proprietary brands; a decrease in product quality or an increase in product cost, the unanticipated loss of our larger suppliers, or the lack of customer receptivity or brand acceptance to our proprietary brands could impact our sales.
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
It is possible that one or more of our larger suppliers could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. During fiscal 2014, products purchased from one vendor accounted for approximately 16% of our consolidated net sales. The unanticipated loss of this supplier or any other large supplier could impact our sales and earnings. We have periodically experienced the loss of a major vendor and if a number of our larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability.
Our efforts to accelerate the development of proprietary brands may require inventory working capital investments for the development and promotion of new brands and concepts. In addition, factors such as minimum purchase quantities and reduced merchandise return rights, typically associated with the purchasing of products associated with proprietary brands, can lead to excess on-hand inventory if sales for these brands do not meet our expectations due to a lack of customer receptivity or brand acceptance. Our ability to successfully offer a wider assortment of proprietary merchandise may also be adversely impacted if any of the risks mentioned above related to our manufacturers and suppliers materialize.
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
Our businesses are dependent, in part, on the use of sophisticated technology, some of which is provided to us by third parties. These technologies include, but are not necessarily limited to, satellite based transmission of our programming, use of the internet and other mobile commerce devices in relation to our on-line business, new digital technology used to manage and supplement our television broadcast operations, the age of our legacy operational applications to distribute product to our customers and a network of complex computer hardware and software to manage an ever increasing need for information and information management tools. The failure of any of these legacy systems or operational infrastructure elements, technologies, or our inability to have this technology supported, updated, expanded or integrated into new business processes or other technologies, could adversely impact our operations. Although we have, when possible, developed alternative sources of technology and built redundancy into our computer networks and tools, there can be no assurance that these efforts to date would protect us against all potential issues or disaster occurrences related to the loss of any such technologies or their use. Further, we may face challenges in keeping pace with rapid technological changes and adopting new products or platforms and migrating to new systems.
The rebranding of our operations as ‘EVINE Live’ may not be successful and our operating results may suffer if we are unable to successfully transition our brand.
On November 18, 2014, we announced that we are rebranding our business as “EVINE Live” which represents a change from the brand of our television home shopping network and internet site as ShopHQ and ShopHQ.com. We had been operating under the ShopHQ brand since May 2013, and previously operated under the ShopNBC brand under an exclusive, worldwide licensing agreement with NBCU for the use of NBCU trademarks, service marks and domain names, which expired on January 31, 2014.
On February 14, 2015, we officially began using the new EVINE Live brand name and logo across television, online, mobile and social platforms. Rebranding our business has resulted in and will continue to result in additional expenditures including, but not limited to, updating our television and internet logos and graphics, reprinting all of our signage, the costs of engaging a branding agency that worked with us to validate our new brand, and increased marketing costs to inform our customers of our new branding. In addition, challenges to our new brand could also result in incremental operating expenses. In the event these incremental expenses exceed customary and expected costs, there could be a material adverse impact on our business.
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
If the implementation and installation of our new warehouse management system were to be delayed or not be successful, we could have potential shipping delays resulting in slower shipments to our customers, which could have a negative effect on our overall operating results.
In conjunction with our Bowling Green, Kentucky distribution center expansion effort, we are implementing and installing a new parcel sortation system coupled with a new warehouse management system. These new systems are expected to be phased into production during the summer and fall of fiscal 2015. While the benefits expected to be achieved from the implementation of our new warehouse management system include an increase in our shipping capacity, an improvement in our operating efficiency and inventory accuracy and an expansion of our parcel sortation capabilities, such benefits may not be immediately realized, if they are realized at all. As we transition and implement our new warehouse management system, risks related to a delayed or problematic implementation could include the following: an extended shipping efficiency reduction; an increase in shipping costs as a result of the need to “split-ship” if implementation is delayed for an extended period of time; and warehouse capacity constraints if the new system were not to work properly upon conversion. If the implementation and installation of our new warehouse management system were to be delayed, not be successful or not result in the benefits that we expect, we could have potential shipping delays resulting in slower shipments to our customers, which, could result in cancelled orders or a negative impact on our service reputation, among other things. For these reasons, any delays in the implementation or installation of these systems or the failure of these systems to achieve their expected benefits could have a negative effect on our overall operating results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own two commercial buildings occupying approximately 209,000 square feet, plus land, in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities and administrative offices. We own a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky. During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project includes the construction of a new building which, when completed, will expand our current 262,000 square foot facility to an approximately 600,000 square foot facility. The physical building expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Our owned real property in Eden Prairie, Minnesota and Bowling Green, Kentucky is currently pledged as collateral under our bank credit facility. We also lease approximately 400,000 square feet of additional variable warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity, as needed. We intend to vacate the leased space during the first half of fiscal 2015 when the expanded facility is available for use. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station.
We believe that our existing facilities and variable warehouse capacity are adequate to meet our current needs and that suitable additional alternative space will be available as needed to accommodate expansion of operations.

Item 3. Legal Proceedings
We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, none of the claims and suits, either individually or in the aggregate will have a material adverse effect on our operations or consolidated financial statements.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the Nasdaq Global Market under the symbol "EVLV." The following table sets forth the range of high and low sales prices of our common stock as quoted by the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2014
First Quarter	$6.60	$4.38
Second Quarter	5.27	4.20
Third Quarter	5.82	4.43
Fourth Quarter	7.00	5.32
Fiscal 2013
First Quarter	$4.47	$2.57
Second Quarter	6.35	3.66
Third Quarter	6.20	4.11
Fourth Quarter	7.06	4.99
Holders
As of March 20, 2015, we had approximately 715 common shareholders of record.
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
Issuer Purchases of Equity Securities
There were no authorizations for repurchase programs or repurchases made in any fiscal month within the fourth quarter of fiscal 2014, except as disclosed in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 30, 2014 through January 31, 2015	34,400	$6.10	—	$—
(1) The purchases in this column include 34,400 shares that were repurchased by the Company to satisfy tax withholding obligations related to vesting of restricted stock.

Stock Performance Graph
The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) two published industry indices. The presentation compares the common stock price in the period from January 30, 2010 to January 31, 2015 to the Nasdaq Composite Index, the S&P 500 Retailing Index and the Morningstar Specialty Retail Index. The cumulative return is calculated assuming an investment of $100 on January 30, 2010, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among EVINE Live Inc., The Nasdaq Composite Index,
S&P 500 Retailing Index and the Morningstar Specialty Retail Index

ASSUMES $100 INVESTED ON JANUARY 30, 2010
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 31, 2015

	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015
EVINE Live Inc.	$100.00	$156.55	$37.38	$67.48	$149.76	$152.18
NASDAQ Composite Index	$100.00	$126.31	$133.72	$152.92	$200.01	$228.61
S&P 500 Retailing Index	$100.00	$127.17	$144.23	$183.31	$229.70	$275.85
Morningstar Specialty Retail Index	$100.00	$133.41	$143.15	$185.77	$219.91	$229.26

Equity Compensation Plan Information
The following table provides information as of January 31, 2015 for our compensation plans under which securities may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,495,200		$5.33	2,658,400	(1)

Equity Compensation Plans Not Approved by Security Holders	450,000	(2)	$4.51	—
Total	4,945,200		$5.25	2,658,400
_______________________________________

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 2,658,400 shares under the 2011 Omnibus Stock Plan.

(2)
Reflects 450,000 shares of common stock issuable upon exercise of nonstatutory employee stock options granted at exercise prices equal to the fair market value of a share of common stock on the date of grant. Nonstatutory employee stock options have historically been granted to new employees as inducement grants when shareholder approved equity compensation plan shares have been depleted. Each of these options expires ten years from the grant date and vests over three years.

Item 6. Selected Financial Data
The selected financial data for the five years ended January 31, 2015 have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended
	January 31, 2015(a)	February 1, 2014(b)	February 2, 2013(c)	January 28, 2012(d)	January 29, 2011(e)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$674,618	$640,489	$586,820	$558,394	$562,273
Gross profit	245,048	230,024	212,372	204,095	199,529
Operating income (loss)	1,003	77	(23,297)	(16,838)	(15,466)
Net loss	(1,378)	(2,515)	(27,676)	(48,064)	(25,868)

Per Share Data:
Net loss per common share	$(0.03)	$(0.05)	$(0.57)	$(1.03)	$(0.78)
Net loss per common share — assuming dilution	$(0.03)	$(0.05)	$(0.57)	$(1.03)	$(0.78)
Weighted average shares outstanding:
Basic	53,459	49,505	48,875	46,451	33,326
Diluted	53,459	49,505	48,875	46,451	33,326

	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Balance Sheet Data:
Cash	$19,828	$29,177	$26,477	$32,957	$46,471
Restricted cash and investments	2,100	2,100	2,100	2,100	4,961
Current assets	200,943	195,857	170,712	163,271	185,357
Property, equipment and other assets	56,748	37,848	41,387	55,189	53,002
Total assets	257,691	233,705	212,099	218,460	238,359
Current liabilities	119,961	115,916	96,400	91,364	103,798
Series B redeemable preferred stock	—	—	—	—	14,599
Other long-term obligations	53,202	39,581	38,420	25,507	36,810
Shareholders’ equity	84,528	78,208	77,279	101,589	83,152

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands, except statistical data)
Other Data:
Gross profit	36.3%	35.9%	36.2%	36.6%	35.5%
Working capital	$80,982	$79,941	$74,312	$71,907	$81,559
Current ratio	1.7	1.7	1.8	1.8	1.8
Adjusted EBITDA (as defined)(f)	$22,773	$18,012	$4,494	$996	$2,351

Cash Flows:
Operating	$(1,315)	$13,953	$(8,482)	$(12,949)	$327
Investing	$(25,178)	$(11,077)	$(10,055)	$(7,819)	$(7,430)
Financing	$17,144	$(176)	$12,057	$7,254	$36,574
________________

(a)	Results of operations for fiscal 2014 includes activist shareholder response charges of approximately $3.5 million and executive transition costs of $5.5 million.

(b)	Results of operations for fiscal 2013 includes activist shareholder response charges of approximately $2.1 million.

(c)
Results of operations for fiscal 2012 includes an $11.1 million write-down of our FCC broadcast license and a $500,000 charge resulting from the early retirement of our $25 million term loan. Also, as a result of the Company's retail accounting calendar, fiscal 2012 includes 53 weeks of operations as compared to 52 weeks for the other periods presented. See Notes 2, 4 and 8 to the consolidated financial statements.

(d)	Results of operations for fiscal 2011 includes a $25.7 million total charge related to the early preferred stock debt extinguishment.

(e)
Results of operations for fiscal 2010 include the following: (i) a $1.2 million charge due to early payment of preferred stock obligations and (ii) a $1.1 million charge related to incremental restructuring charges incurred in fiscal 2010.

(f)
EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses); non-cash impairment charges and write downs; activist shareholder response costs; executive transition costs; restructuring costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our television and online businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Adjusted EBITDA	$22,773	$18,012	$4,494	$996	$2,351
Less:
Activist shareholder response costs	(3,518)	(2,133)	—	—	—
Debt extinguishment	—	—	(500)	(25,679)	(1,235)
Non-operating gains (losses)	—	—	100	—	—
FCC license impairment	—	—	(11,111)	—	—
Restructuring costs	—	—	—	—	(1,130)
Executive transition costs	(5,520)	—	—	—	—
Non-cash share-based compensation expense	(3,860)	(3,217)	(3,257)	(5,007)	(3,350)
EBITDA (as defined)	$9,875	$12,662	$(10,274)	$(29,690)	$(3,364)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	$9,875	$12,662	$(10,274)	$(29,690)	$(3,364)
Adjustments:
Depreciation and amortization	(8,872)	(12,585)	(13,423)	(12,827)	(13,337)
Interest income	10	18	11	64	51
Interest expense	(1,572)	(1,437)	(3,970)	(5,527)	(9,795)
Income taxes	(819)	(1,173)	(20)	(84)	577
Net loss	$(1,378)	$(2,515)	$(27,676)	$(48,064)	$(25,868)

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
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, including on-air personalities, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to successfully transition our brand name and corporate name; customer acceptance of our new branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A (Risk Factors) in this report on Form 10-K; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a digital commerce company that markets, sells and distributes products to consumers through TV, online, mobile and social media. We operate a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
New Corporate Name and Branding
On November 18, 2014, the Company announced that it had changed its corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, the Company's NASDAQ trading symbol also changed to EVLV from VVTV. The Company transitioned from doing business as "ShopHQ" to "EVINE Live" and evine.com on February 14, 2015.
In May 2013, the Company previously announced a rebranding of its 24-hour television shopping network and digital commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively.
Products and Customers
Products sold on our media channel platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories in an effort to increase revenues and to grow our new and active customer base. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry and watches remained our largest merchandise category in fiscal 2014 as demonstrated in the table below. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the years indicated by product category group:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Merchandise Category
Jewelry & Watches	42%	43%	52%
Home & Consumer Electronics	29%	33%	27%
Beauty, Health & Fitness	14%	13%	13%
Fashion & Accessories	15%	11%	8%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our digital commerce customers — those who interact with our network and transact through TV, online and mobile device — are primarily women between the ages of 40 and 70. We also have a strong presence of male customers of similar age. We believe our customers make purchases based on our unique products, quality merchandise and value.
Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary merchandise using the Internet, mobile, social media and our commerce infrastructure, which includes television access to 88 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they are in the mood to shop.
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
We believe our comparatively smaller size demands a more “think nimble - act nimble” approach to doing business. This means establishing ourselves as a “launch pad” for new proprietary products delivered by seasoned on-air personalities that can leverage our unique reach on our multiple digital commerce platforms. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
The Company changed its corporate name to EVINE Live Inc. from ValueVision Media, Inc. on November 18, 2014. We transitioned the Company's consumer brand from "ShopHQ" and rebranded to "EVINE Live" and evine.com on February 14, 2015. By positioning our organization as a digital commerce company, we are focusing on key initiatives such as customer relationship management, partner relationship management, process improvements, brand building and delivering value to our customers and business partners. We believe that our new brand identity coupled with a fresh focus on existing as well as emerging platforms and technologies and the development of proprietary brands will begin repositioning our Company as a digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed expectations.
Our Competition
The digital commerce retail business is highly competitive and we are in direct competition with numerous retailers, including internet retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc., (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings) both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
We anticipate continuing competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Results for Fiscal 2014, 2013 and 2012
Consolidated net sales in fiscal 2014 were $674.6 million compared to $640.5 million in fiscal 2013, a 5% increase. Consolidated net sales in fiscal 2013 were $640.5 million compared to $586.8 million in fiscal 2012, a 9% increase. We reported operating income of $1.0 million and a net loss of $1.4 million for fiscal 2014. Results of operations for fiscal 2014 includes executive transition costs and activist shareholder response charges of approximately $5.5 million and $3.5 million, respectively. We reported operating income of $77,000 and a net loss of $2.5 million for fiscal 2013. Our operating income in fiscal 2013 includes activist shareholder response charges of approximately $2.1 million. We reported an operating loss of $23.3 million and a net loss of $27.7 million for fiscal 2012. Our operating loss in fiscal 2012 included an $11.1 million non-cash impairment charge related to our FCC television broadcasting license.
Credit Facility Amendment
On March 6, 2015, the Company entered into a fourth amendment to its revolving credit and security agreement with PNC, as previously amended that, among other things, increases the size of the revolving line of credit from $60 million to $75 million, adds The Private Bank and provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $15 million upon certain conditions being met. The fourth amendment also modifies certain advance rates under the borrowing base for Value Pay accounts receivable and provides for certain fees related to the syndication and amendments of the facility and an annual administrative agent’s fee.
Activist Shareholder Response Costs
In October of 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income in fiscal 2014 and fiscal 2013 totaling $3.5 million and $2.1 million, respectively, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014.
Executive Transition Costs
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income of $5.5 million in fiscal 2014, relating primarily to the following: severance payments which Mr. Stewart is entitled to receive in accordance with the terms of his employment agreement; severance payments related to the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's 2014 executive transition.
FCC License Impairment (Fiscal 2012)
During the Company's annual fair value assessment of its FCC television broadcast license, we determined that the asset was impaired in fiscal 2012. The Company made this determination utilizing independent market data and assumptions in its discounted cash flow models, which reflected declines in independent television station industry revenues and operating margins due to television station rating declines and reduced advertising purchases on local broadcast television stations. As a result, cash flows from our discounted cash flow model did not support recovery of the asset's carrying value and we recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012.

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended (a)
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	100.0%	100.0%	100.0%
Gross margin	36.3%	35.9%	36.2%
Operating expenses:
Distribution and selling	30.0%	30.0%	32.9%
General and administrative	3.6%	3.7%	3.1%
Depreciation and amortization	1.3%	1.9%	2.3%
Activist shareholder response costs	0.5%	0.3%	—%
Executive transition costs	0.8%	—%	—%
FCC license impairment	—%	—%	1.9%
Total operating expenses	36.2%	35.9%	40.2%
Operating income (loss)	0.1%	—%	(4.0)%
Interest expense, net	(0.2)%	(0.2)%	(0.7)%
Loss before income taxes	(0.1)%	(0.2)%	(4.7)%
Income taxes	(0.1)%	(0.2)%	—%
Net loss	(0.2)%	(0.4)%	(4.7)%

Key Operating Metrics

	Year Ended (a)
	January 31, 2015	Change	February 1, 2014	Change	February 2, 2013
Program Distribution
Total homes (average 000's)	87,481	2%	86,120	4%	82,761
Merchandise Metrics
Gross margin %	36.3%	+40 bps	35.9%	(30) bps	36.2%
Net shipped units (000's)	9,055	27%	7,152	27%	5,620
Average selling price	$67	(17)%	$81	(16)%	$96
Return rate	21.5%	(80) bps	22.3%	+20 bps	22.1%
Online net sales % (b)	44.6%	(60) bps	45.2%	(50) bps	45.7%
Total Customers - 12 Month Rolling (000's)	1,446	7%	1,357	18%	1,147
(a) The Company’s most recently completed fiscal year, fiscal 2014, ended on January 31, 2015, and consisted of 52 weeks. Fiscal 2013 ended on February 1, 2014 and consisted of 52 weeks. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks.
(b) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.
Pro Forma Comparison of Results
Because we follow a 4-5-4 retail calendar, every five or six years we have an extra week of operations within our fiscal year and this occurred in fiscal 2012. Therefore, operations for our fourth quarter and full year fiscal 2012 have 14 and 53 weeks, respectively, as compared to operations for fourth quarter and full year fiscal 2013 and 2014 which both have 13 and 52 weeks, respectively. To facilitate a comparison with fiscal 2012 results, we are presenting pro forma comparable 52-week results for fiscal 2012 as compared to fiscal 2013 and 2014. Fiscal 2012 fourth quarter pro forma results were calculated by dividing actual fourth quarter results by 14 and then by multiplying the quotients by 13. The fiscal 2012 pro forma results were calculated by adding our fourth quarter 13-week pro forma calculation to previously reported fiscal year-to-date third quarter results of operations. We believe that the pro forma results being presented for fiscal 2012 in the table below are useful to investors for comparison to our fiscal 2013 and 2014 results but have not presented pro forma results for our current fiscal year because both fiscal 2014 and fiscal 2013 consisted of 52 weeks.

	Actual Fiscal 2014 (52 Weeks)	Actual Fiscal 2013 (52 Weeks)	Pro Forma Fiscal 2012 (52 Weeks)
Results of Operations (in millions)
Net sales	$674.6	$640.5	$574.1
Gross profit	$245.0	$230.0	$208.3
Adjusted EBITDA	$22.8	$18.0	$4.2
Net loss	$(1.4)	$(2.5)	$(27.7)

Operating Metrics (in thousands)
Net shipped units	9,055	7,152	5,495
Total Customers - 12 Month Rolling	1,446	1,357	1,132
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 2% in fiscal 2014, resulting in a 1.4 million increase in average homes reached versus fiscal 2013. Average FTE subscribers grew 4% in fiscal 2013, resulting in a 3.4 million increase in average homes reached compared to fiscal 2012. The annual increases were driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service. During fiscal 2012, we made low-cost infrastructure investments that have enabled us to soft launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. As of January 31, 2015 our up converted high definition feed is carried in approximately 12 million households. We have been distributing the networks' HD feed in selected markets since 2012 and we believe that having an HD feed of our service allows us to attract new viewers and customers. Our television shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, evine.com, which is not included in the foregoing data on homes reached.
Cable and Satellite Distribution Agreements
We have entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies that allow each operator to offer our television network over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the cable operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
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
As of January 31, 2015, the direct ownership of NBCU (which is indirectly owned by Comcast) in the Company consisted of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units during fiscal 2014 increased 27% from fiscal 2013 to 9.1 million from 7.2 million. The number of net shipped units during fiscal 2013 increased 27% (30% on a pro forma basis) from fiscal 2012 to 7.2 million from 5.6 million. We believe the increase in units shipped during fiscal 2014 reflects the continued broadening of our merchandise assortment, particularly by the strong performances of our fashion &accessories and health & beauty product categories, the decline in our average selling price and the overall growth in net sales as discussed below.

Average Selling Price
Our average selling price, or ASP, per net unit was $67 in fiscal 2014, a 17% decrease from fiscal 2013. The decrease in the ASP during fiscal 2014, which is a key component in our customer acquisition efforts by driving impulse shopping and increasing repeat customers, continues to reflect strong growth within our fashion & accessories and beauty, health & fitness categories, which typically have lower average selling prices, as well as a general shift to lower price points in other merchandise categories. The decreases in our ASP are consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience. For fiscal 2013, the ASP was $81, a 16% decrease over fiscal 2012. The decrease in the fiscal 2013 ASP was driven primarily by a higher concentration of product sales in our fashion & accessories and home product lines.
Return Rates
Our return rate was 21.5% in fiscal 2014 as compared to 22.3% in fiscal 2013, an 80 bps decrease. The decrease in the fiscal 2014 return rate was primarily driven by decreases in our return rates within our beauty, health and fitness category and our watch and consumer electronics merchandise categories. Our return rate was 22.3% in fiscal 2013 compared to 22.1% in fiscal 2012, a 20 bps increase. The increase in the fiscal 2013 return rate was influenced by increases in our return rates within our fashion & accessories and home & consumer electronics categories. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months increased 7% to 1,446,000 during fiscal 2014 from 1,357,000 in fiscal 2013. We believe the increase in total customers is primarily due to continued broadening of our product assortment at lower price points. Total customers purchasing increased 18% to 1,357,000 during fiscal 2013 from 1,147,000 in fiscal 2012 (a 20% increase on a pro forma basis). The percentage growth of our customers during fiscal 2014 was much less than the growth achieved in fiscal 2013 due to the higher mix of consumer electronics experienced in fiscal 2013, which typically results in higher new customers.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2014 were $674.6 million, a 5% increase over consolidated net sales of $640.5 million for fiscal 2013. The increase in our consolidated net sales from the prior year was driven primarily by sales growth in our fashion & accessories product category but also increased sales volume in our home, watches and beauty, health and fitness categories, partially offset by sales decreases in our consumer electronics and jewelry product categories. Our e-commerce sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 44.6% in fiscal 2014 as compared to 45.2% in fiscal 2013. Overall, we continue to deliver strong online sales penetration. The decrease in penetration during fiscal 2014 is primarily due to our mix shift away from watches and consumer electronics, which have a strong online penetration. Our mobile penetration increased to 33.5% of total online sales during fiscal 2014 versus 25.2% of total online sales during fiscal 2013. We believe that the increase experienced in our mobile penetration during fiscal 2014 was due to the rollout of our tablet mobile applications in the fall of 2013, improvements made in our mobile phone checkout site and the overall increase in consumers' use of tablets for retail purchases since 2013.
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2013 were $640.5 million, a 9% increase over consolidated net sales of $586.8 million for fiscal 2012 (a 12% increase on a pro forma basis). As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2013, which had 52 weeks, and pro forma consolidated net sales for fiscal 2012 were $574.1 million. The increase in our consolidated net sales from the prior year was driven primarily by sales improvements in the home & consumer electronics and fashion & accessories categories. Our e-commerce sales penetration, was 45.2% in fiscal 2013 as compared to 45.7% in fiscal 2012. The decrease in penetration during fiscal 2013 is primarily due to our mix shift away from watches, which are a high online penetration product category, to more fashion and home product categories which tend to have a lower online sales penetration.
Gross Profit
Gross profit for fiscal 2014 was $245.0 million, an increase of 7%, compared to $230.0 million for fiscal 2013. The increase in the gross profits experienced during fiscal 2014 was driven primarily by the year-over-year sales increase discussed above and the higher gross margin percentages experienced due to sales of higher margin products. Gross margin percentages for fiscal 2014, fiscal 2013 and fiscal 2012 were 36.3%, 35.9% and 36.2% respectively, representing a 40 bps increase from fiscal 2013 to fiscal 2014, and a 30 bps decrease (40 bps on a pro forma basis) from fiscal 2012 to fiscal 2013. The increase in the gross margin percentage experienced in fiscal 2014 reflects an increased sales mix of fashion & accessories and beauty, health and fitness, which typically carry higher margin percentages, as well as margin rate improvements in beauty, health and fitness, partially offset by increased levels of shipping and handling promotional activity during the year. The decrease in gross margin percentage experienced during fiscal 2013 was driven primarily by a higher sales mix of lower margin product categories such as consumer electronics, offset by margin improvements in the jewelry and fashion & accessories categories as well as reduced levels of shipping and handling promotional activity during the year. Although our blended gross margin percentage fluctuates corresponding with changes within our product mix, levels of shipping and handling promotional activity and other influences, we are not aware of any known trend with respect to our product mix that could be reasonably expected to impact gross margins.
Gross profit for fiscal 2013 was $230.0 million, an increase of 8%, compared to $212.4 million for fiscal 2012 (a 10% increase on a pro forma basis). As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2013, which had 52 weeks, and pro forma gross profit for fiscal 2012 was $208.3 million. The increase in the gross profits experienced during fiscal 2013 was driven primarily by the year-over-year sales increase discussed above partially offset by the lower gross margin percentages experiences as discussed above.
Operating Expenses
Total operating expenses were $244.0 million, $229.9 million and $235.7 million for fiscal 2014, fiscal 2013 and fiscal 2012 respectively, representing an increase of $14.1 million or 6% from fiscal 2013 to fiscal 2014, and a decrease of $5.7 million, or 2% from fiscal 2012 to fiscal 2013. Total operating expenses as a percentage of net sales were 36.2%, 35.9% and 40.2% for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Total operating expenses for fiscal 2014 includes activist shareholder response charges of $3.5 million and executive transition costs of $5.5 million. Total operating expenses for fiscal 2013 includes activist shareholder response charges of $2.1 million. Excluding shareholder activist response and executive transition costs, total operating expenses as a percentage of net sales were 34.8% and 35.6% for fiscal 2014 and fiscal 2013, respectively. Results of operations for fiscal 2012 includes an $11.1 million write-down of our FCC broadcast license asset. As noted above, fiscal 2014 and fiscal 2013 had 52 weeks of operating expenses as compared to fiscal 2012, which had 53 weeks of operating expenses.
Distribution and selling expense for fiscal 2014 increased $10.9 million, or 6%, to $202.6 million or 30.0% of net sales compared to $191.7 million or 30.0% of net sales in fiscal 2013. Distribution and selling expense increased during fiscal 2014 primarily due to increased program distribution expense of $6.1 million relating to a 2% increase in average homes reached during the year as well as investments made associated with improved channel positions which began in the second half of fiscal 2013 and continued through fiscal 2014. The increase over the prior year was also due to increases in variable credit card processing fees and other credit expenses of $2.0 million, customer service and telecommunications expenses of $1.3 million, increases in salaries, wages and accrued incentive compensation costs of $1.3 million and increased warehouse occupancy expense of $689,000, partially offset by decreased share-based compensation expenses of $503,000. Total variable expenses in fiscal 2014 were approximately 8.7% of total net sales versus approximately 8.0% of total net sales in fiscal 2013. The increase in variable expense as a percentage of net sales coincides with the reduction in average selling price and resulting 27% increase in net shipped units during fiscal 2014. To the extent that our average selling price continues to decline, our variable expense as a percentage of net sales could increase as the number of our shipped units increase. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by growth in the number of average homes reached or by rate changes associated with improvements in our channel positions.
Distribution and selling expense for fiscal 2013 decreased $1.3 million, or 1%, to $191.7 million, or 30.0% of net sales compared to $193.0 million or 32.9% of net sales in fiscal 2012. Distribution and selling expense decreased from fiscal 2012 primarily due to net decreased program distribution expense of $18.5 million, reflecting lower rates on renewed distribution agreements that became effective in January 2013. This decrease over the prior year was partially offset by increases in salaries, wages and accrued incentive compensation costs of $9.8 million, variable credit card processing fees and other credit expenses of $3.7 million, customer service and telecommunications expenses of $1.8 million, advertising and promotion expense of $1.0 million and incremental rebranding marketing and consulting expenses totaling $258,000. Total variable expenses, in fiscal 2013 were approximately 8% of total net sales versus approximately 7% of total net sales in fiscal 2012. The increase in variable expense as a percentage of net sales coincides with the reduction in average selling price and resulting 30% increase in net shipped units during fiscal 2013.
General and administrative expense for fiscal 2014 increased $0.2 million, or 1%, to $24.0 million, or 3.6% of net sales compared to $23.8 million or 3.7% of net sales in fiscal 2013. General and administrative expense increased from fiscal 2013 primarily as a result of increased share-based compensation expense of $1.1 million due to immediate equity vesting associated with the termination of our former chief executive officer and new board member grants and software expense of $319,000, offset by lower salary and accrued incentive compensation expenses of $1.1 million and decreased legal fees of $137,000. In addition, fiscal 2014 general and administrative expense included $349,000 in information systems and website related rebranding costs. General and administrative expense for fiscal 2013 increased $5.5 million, or 30.1%, to $23.8 million or 3.7% of net sales compared to $18.3 million or 3.1% of net sales in fiscal 2012. General and administrative expense increased from fiscal 2012 primarily as a result of increased salaries, wages and accrued incentive compensation costs of $4.1 million, information systems and website related rebranding costs of $700,000 and the effect of net favorable legal settlements in fiscal 2012 totaling $300,000 that reduced year-to-date general and administrative expense in the prior year.
Depreciation and amortization expense was $8.4 million, $12.3 million and $13.2 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, representing a decrease of $3.9 million, or 31% from fiscal 2013 to fiscal 2014 and a decrease of $0.9 million, or 7% from fiscal 2012 to fiscal 2013. Depreciation and amortization expense as a percentage of net sales was 1.3% for fiscal 2014, 1.9% for fiscal 2013 and 2.3% fiscal 2012. The decrease in depreciation and amortization expense during fiscal 2014 was primarily due to decreased amortization expense of $4.0 million associated with the expiration of the NBC trademark license. The decrease in depreciation and amortization expense during fiscal 2013 was primarily due to decreased depreciation expense of $778,000 as a result of a reduction in our depreciable asset base year over year and decreased amortization expense of $52,000 related to our NBC trademark license asset.
Operating Income (Loss)
We reported operating income of $1.0 million in fiscal 2014 compared to operating income of $77,000 for fiscal 2013, representing an improvement of $926,000. Our operating results improved during fiscal 2014 primarily as a result of increased gross profit dollars achieved and lower depreciation and amortization expense, primarily offset by higher distribution and selling expense, executive transition costs and activist shareholder costs, as noted above.
We reported operating income of $77,000 for fiscal 2013 compared with an operating loss of $23.3 million for fiscal 2012, representing an improvement of $23.4 million. Our operating results improved during fiscal 2013 primarily as a result of increased gross profit dollars achieved and lower distribution and selling and depreciation and amortization expense, partially offset by higher general and administrative expense and activist shareholder response costs incurred as noted above. Also contributing to the fiscal 2013 improvement was the fact that during fiscal 2012, we had recorded an $11.1 million non-cash write down of our FCC license asset.
Net Loss
For fiscal 2014, we reported a net loss of $1.4 million or $0.03 per basic and dilutive share, on 53,458,662 weighted average common shares outstanding. For fiscal 2013 we reported a net loss of $2.5 million or $0.05 per basic and dilutive share, on 49,504,892 weighted average common shares outstanding. For fiscal 2012, we reported a net loss of $27.7 million, or $0.57 per basic and dilutive share, on 48,874,842 weighted average common shares outstanding. Net loss for fiscal 2014 includes costs related to an activist shareholder response of approximately $3.5 million, executive transition costs of $5.5 million and interest expense of $1.6 million, relating primarily to interest on outstanding advances under our Credit Facility and the amortization of fees paid to obtain our credit facility, offset by interest income totaling $10,000 earned on our cash and restricted cash and investments. Net loss for fiscal 2013 includes costs related to an activist shareholder response of approximately $2.1 million and interest expense of $1.4 million, relating primarily to interest on outstanding advances under our Credit Facility and the amortization of fees paid to obtain our Credit Facility, offset by interest income totaling $18,000 earned on our cash and restricted cash and investments. Net loss for fiscal 2012 includes interest expense of $4.0 million, relating primarily to a non-cash interest charge of $2.3 million in connection with the write-off of previously capitalized debt financing costs, interest expense on outstanding advances under our Credit Facility and the amortization of fees paid to obtain our Credit Facility. Net loss for fiscal 2012 also includes a $500,000 charge relating to a pre-payment penalty paid on the early retirement of our $25 million term loan, offset by a gain of $100,000 recorded on the sale of a non-operating asset and interest income totaling $11,000 earned on our cash and investments.
For fiscal 2014, net loss reflects an income tax provision of $819,000. The fiscal 2014 tax provision includes a non-cash charge of approximately $788,000 relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining fiscal 2014 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2013, net loss reflects an income tax provision which a non-cash charge of approximately $1.2 million relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license and state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2012, net loss reflects an income tax provision of $20,000 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the losses recorded during fiscal 2014, fiscal 2013 and fiscal 2012 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results
The following summarized unaudited results of operations for the quarters in fiscal 2014 and fiscal 2013 have been prepared on the same basis as the annual financial statements and reflect normal recurring adjustments that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter due to seasonality and the timing of operating expenses. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except percentages and per share amounts)
Fiscal 2014
Net sales	$159,701	$156,587	$157,106	$201,224	$674,618
Gross profit	60,006	60,435	59,066	65,541	245,048
Gross profit margin	37.6%	38.6%	37.6%	32.6%	36.3%
Operating expenses	58,954	64,142	59,263	61,686	244,045
Operating income (loss) (a)	1,052	(3,707)	(197)	3,855	1,003
Other expense, net	(391)	(381)	(404)	(386)	(1,562)
Income tax provision	(201)	(201)	(207)	(210)	(819)
Net income (loss) (a)	$460	$(4,289)	$(808)	$3,259	$(1,378)

Net income (loss) per share	$0.01	$(0.08)	$(0.01)	$0.06	$(0.03)
Net income (loss) per share — assuming dilution	$0.01	$(0.08)	$(0.01)	$0.06	$(0.03)
Weighted average shares outstanding:
Basic	49,844	52,200	55,433	56,357	53,459
Diluted	56,341	52,200	55,433	57,598	53,459

Fiscal 2013
Net sales	$151,354	$148,564	$147,318	$193,253	$640,489
Gross profit	57,033	55,657	55,235	62,099	230,024
Gross profit margin	37.7%	37.5%	37.5%	32.1%	35.9%
Operating expenses	55,349	55,817	55,808	62,973	229,947
Operating income (loss) (b)	1,684	(160)	(573)	(874)	77
Other expense, net	(367)	(345)	(352)	(355)	(1,419)
Income tax provision	(294)	(294)	(292)	(293)	(1,173)
Net income (loss) (b)	$1,023	$(799)	$(1,217)	$(1,522)	$(2,515)

Net income (loss) per share	$0.02	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Net income (loss) per share — assuming dilution	$0.02	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average shares outstanding:
Basic	49,227	49,407	49,605	49,782	49,505
Diluted	54,654	49,407	49,605	49,782	49,505
(a) Net income (loss) and operating income (loss) for the first and second quarters of fiscal 2014 includes activist shareholder response charges of approximately $1.0 million and $2.5 million, respectively. In addition, net income (loss) and operating income (loss) for the second, third and fourth quarters of fiscal 2014 includes executive transition costs of $2.6 million, $2.4 million and $485,000, respectively.
(b) Net loss and operating loss for the third and fourth quarters of fiscal 2013 includes activist shareholder response charges of approximately $344,000 and $1.8 million, respectively.

Financial Condition, Liquidity and Capital Resources
As of January 31, 2015, we had cash of $19.8 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial letters of credit remain outstanding. In addition, under our amended Credit Facility with PNC, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As our unused line availability is greater than $10 million at January 31, 2015, no additional cash is required to be restricted. As of February 1, 2014, we had cash of $29.2 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial letters of credit. During fiscal 2014, working capital increased $1.0 million to $81.0 million compared to working capital of $79.9 million for fiscal 2013. The current ratio (our total current assets over total current liabilities) was 1.7 at January 31, 2015 and 1.7 at February 1, 2014.
Sources of Liquidity
Our principal source of liquidity is our available cash of $19.8 million as of January 31, 2015. At January 31, 2015, our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, the Company entered into a credit and security agreement (as amended to date, the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent, which was most recently amended on March 6, 2015. The Credit Facility, which added The Private Bank to the facility, provides a revolving line of credit of $75 million and provides for a $15 million term loan on which the Company has drawn and may continue to draw to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The amended Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $15 million upon certain conditions being met.
All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the Credit Facility are equal to the lesser of $75 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.
The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on base rate loans and 5% to 6% on LIBOR rate loans based on the Company’s leverage ratio as demonstrated in its audited financial statements. As of January 31, 2015, the Company had borrowings of $40.7 million under its revolving line of credit. The Credit Facility also provides for a $15 million term loan on which the Company draws to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of January 31, 2015, approximately $12.2 million has been drawn against the term loan to fund the expansion initiative of which $1.7 million was classified as current in the accompanying balance sheet. Remaining capacity under our amended revolving line of credit is currently $30.0 million, of which $6.0 million is earmarked for our distribution facility expansion, provides liquidity for working capital and general corporate purposes.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ending January 31, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2 million in any such fiscal year.
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
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project includes the construction of a new building which, when completed, will expand our current 262,000 square foot facility to an approximately 600,000 square foot facility. The expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Total cost of the expansion will be approximately $25 million and has been and will continue to be financed with our Credit Facility. Construction started in the second quarter of fiscal 2014 with total cash payments of $15 million during fiscal 2014 and anticipated cash payments of approximately $10 million during the first half of fiscal 2015.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our Credit Facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, distribution center expansion and operating leases totaling approximately $360.0 million over the next five fiscal years.
For fiscal 2014, net cash used for operating activities totaled $1.3 million compared to net cash provided by operating activities of $14.0 million in fiscal 2013 and net cash used for operating activities of $8.5 million in fiscal 2012. Net cash used for operating activities for fiscal 2014 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, long-term deferred income taxes and the amortization of deferred revenue and other financing costs. In addition, net cash used for operating activities for fiscal 2014 reflects an increase in accounts receivable and inventories offset by a decrease in prepaid expenses and an increase in accounts payable and accrued liabilities. Accounts receivable increased due to increased sales levels, primarily in the fourth quarter. Inventory increased as a result of planned purchases in support of higher sales levels and in preparation for fiscal 2015 sales growth initiatives. Accounts payable and accrued liabilities increased during fiscal 2014 primarily due to increased inventory receipts and the timing of payments made to vendors.
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

Net cash used for investing activities totaled $25.2 million for fiscal 2014 compared to net cash used for investing activities of $11.1 million for fiscal 2013 and net cash used for investing activities of $10.1 million in fiscal 2012. Expenditures for property and equipment were $25.1 million in fiscal 2014 compared to $8.2 million in fiscal 2013 and $6.2 million in fiscal 2012. Expenditures for property and equipment during fiscal 2014, fiscal 2013 and fiscal 2012 primarily include capital expenditures made for the distribution facility expansion, development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. The increase in the capital expenditures from fiscal 2013 to fiscal 2014 primarily relate to expenditures totaling $15 million made during fiscal 2014 in connection with our distribution facility expansion. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; the continuation of our significant warehousing capacity expansion effort and related equipment improvements at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives. During fiscal 2013, we also made a cash payment of $2.8 million in connection with the extension of our NBCU trademark license. During fiscal 2012, we made a $4 million cash payment in connection with the extension of our NBCU trademark license and received proceeds of $102,000 relating to the disposal of assets and equipment.
Net cash provided by financing activities totaled $17.1 million in fiscal 2014 and related primarily to proceeds of the term loan under the Credit Facility of $12.2 million, proceeds of the revolving loan under the Credit Facility of $2.7 million and proceeds from the exercise of stock option of $2.8 million, partially offset by payments for deferred Credit Facility issuance costs of $308,000, payments on the term loan of $145,000 and capital lease payments of $50,000. Net cash used for financing activities totaled $176,000 in fiscal 2013 and related primarily to payments totaling $390,000 for deferred issuance costs in connection with increasing our Credit Facility, capital lease payments of $13,000, offset by cash proceeds of $227,000 from the exercise of stock options. Net cash provided by financing activities totaled $12.1 million in fiscal 2012 and related primarily to cash proceeds of $38.2 million from our Credit Facility and cash proceeds of $109,000 from the exercise of stock options, offset by payments made totaling $25.5 million to refinance an existing term loan, long term credit facility payments totaling $215,000 and payment of deferred issuance costs of $552,000.
Financial Covenants
The Company's Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. As of January 31, 2015, the Company's unrestricted cash plus facility availability was $39.1 million and the Company was in compliance with applicable financial covenants of the Credit Facility.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.

Contractual Cash Obligations and Commitments
The following table summarizes our obligations and commitments as of January 31, 2015, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Cable and satellite agreements (a)	$176,020	$81,626	$94,394	$—	$—
Long term credit facility	52,707	1,736	50,971	—	—
Operating leases	2,362	1,456	906	—	—
Capital leases	91	55	36	—	—
Employment agreements	4,626	3,501	1,125	—	—
Distribution center expansion	10,100	10,100	—	—	—
Purchase order obligations	114,124	114,124	—	—	—
Total	$360,030	$212,598	$147,432	$—	$—

_______________________________________

(a)
Future cable and satellite payment commitments are based on subscriber levels as of January 31, 2015 and commitments entered into as of the date of this report. Future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease, or with changes in channel position. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 31, 2015. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.
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
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.   We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 74% to 79%. As of January 31, 2015 and February 1, 2014, we had approximately $106.7 million and $101.7 million, respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable, which is primarily related to our ValuePay program, for fiscal 2014, fiscal 2013 and fiscal 2012 were $13.0 million, $12.8 million and $11.8 million, respectively. Based on our fiscal 2014 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television shopping and online net sales would have an impact of approximately $3.4 million on consolidated distribution and selling expense.

•
Inventory.  We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of January 31, 2015 and February 1, 2014, we had inventory balances of $61.5 million and $51.2 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows, historic show pricing and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2014, fiscal 2013 and fiscal 2012 was $3.8 million for each year. Based on our fiscal 2014 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $384,000 on consolidated gross profit.

•
Product returns.  We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and online sales were 21.5% in fiscal 2014, 22.3% in fiscal 2013, and 22.1% in fiscal 2012. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for future product returns, included in accrued liabilities in the accompanying balance sheets at the end of fiscal 2014 and fiscal 2013 were $5.6 million and $4.9 million, respectively. Based on our fiscal 2014 sales returns, a one-point increase or decrease in our television and online sales returns rate would have had an impact of approximately $3.5 million on gross profit.

•
FCC broadcasting license.  As of January 31, 2015 and February 1, 2014, we have recorded an intangible FCC broadcasting license asset totaling $12.0 million, as a result of our acquisition of Boston television station WWDP TV in fiscal 2003. We annually review our FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. We estimated the fair value of our FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. We also consider comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. During our annual fiscal 2012 fair value assessment and utilizing independent market data, assumptions in our discounted cash flow models reflected declines in independent television station industry revenues and operating margins due to television station rating declines and reduced advertising purchases on local broadcast television stations. As a result, cash flows from our discounted cash flow model did not support recovery of the asset's carrying value and we recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012. While we believe that our estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation. In addition, due to the illiquid nature of this asset, our valuation for this license could be materially different if we were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.

•
Deferred taxes.  We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of January 31, 2015 and February 1, 2014, we recorded a valuation allowance of approximately $124.3 million and $121.9 million, respectively, for our net deferred tax assets, including net operating loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2014, fiscal 2013 and fiscal 2012. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of allowances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have a bank credit facility that has exposure to interest rate risk; changes in market interest rates could impact the level of interest expense and income earned on our cash portfolio.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF EVINE Live Inc.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of EVINE Live Inc. (formerly ValueVision Media, Inc.) and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVINE Live Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 26, 2015

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2015	February 1, 2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$19,828	$29,177
Restricted cash and investments	2,100	2,100
Accounts receivable, net	112,275	107,386
Inventories	61,456	51,162
Prepaid expenses and other	5,284	6,032
Total current assets	200,943	195,857
Property & equipment, net	42,759	24,952
FCC broadcasting license	12,000	12,000
Other assets	1,989	896
	$257,691	$233,705
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,457	$77,296
Accrued liabilities	36,683	38,535
Current portion of long term credit facility	1,736	—
Deferred revenue	85	85
Total current liabilities	119,961	115,916
Capital lease liability	36	88
Deferred revenue	249	335
Deferred tax liability	1,946	1,158
Long term credit facility	50,971	38,000
Total liabilities	173,163	155,497
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 56,448,663 and 49,844,253 shares issued and outstanding	564	498
Warrants to purchase common stock	—	533
Additional paid-in capital	418,846	410,681
Accumulated deficit	(334,882)	(333,504)
Total shareholders’ equity	84,528	78,208
	$257,691	$233,705
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands, except share and per share data)
Net sales	$674,618	$640,489	$586,820
Cost of sales	429,570	410,465	374,448
Gross profit	245,048	230,024	212,372
Operating expense:
Distribution and selling	202,579	191,695	193,037
General and administrative	23,983	23,799	18,297
Depreciation and amortization	8,445	12,320	13,224
Executive transition costs	5,520	—	—
Activist shareholder response costs	3,518	2,133	—
FCC license impairment	—	—	11,111
Total operating expense	244,045	229,947	235,669
Operating income (loss)	1,003	77	(23,297)
Other income (expense):
Interest income	10	18	11
Interest expense	(1,572)	(1,437)	(3,970)
Gain on sale of assets	—	—	100
Loss on debt extinguishment	—	—	(500)
Total other expense	(1,562)	(1,419)	(4,359)
Loss before income taxes	(559)	(1,342)	(27,656)
Income tax provision	(819)	(1,173)	(20)
Net loss	$(1,378)	$(2,515)	$(27,676)
Net loss per common share	$(0.03)	$(0.05)	$(0.57)
Net loss per common share — assuming dilution	$(0.03)	$(0.05)	$(0.57)
Weighted average number of common shares outstanding:
Basic	53,458,662	49,504,892	48,874,842
Diluted	53,458,662	49,504,892	48,874,842
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
	(In thousands, except share data)
BALANCE, January 28, 2012	48,560,205	$486	$567	$403,849	$(303,313)	$101,589
Net loss					(27,676)	(27,676)
Common stock issuances pursuant to equity compensation plans	579,156	5	—	104	—	109
Stock purchase warrants forfeited	—	—	(34)	34	—	—
Share-based payment compensation	—	—	—	3,257	—	3,257
BALANCE, February 2, 2013	49,139,361	491	533	407,244	(330,989)	77,279
Net loss					(2,515)	(2,515)
Common stock issuances pursuant to equity compensation plans	704,892	7	—	220	—	227
Share-based payment compensation	—	—	—	3,217	—	3,217
BALANCE, February 1, 2014	49,844,253	498	533	410,681	(333,504)	78,208
Net loss					(1,378)	(1,378)
Common stock issuances pursuant to equity compensation plans	1,366,827	13	—	2,781	—	2,794
Share-based payment compensation	—	—	—	3,860	—	3,860
Common stock issuance - warrant exercise	5,058,741	51	(533)	482	—	—
Common stock issuance	178,842	2	—	1,042	—	1,044
BALANCE, January 31, 2015	56,448,663	$564	$—	$418,846	$(334,882)	$84,528
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(1,378)	$(2,515)	$(27,676)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	8,872	12,585	13,424
Share-based payment compensation	3,860	3,217	3,257
Write-off of deferred financing costs	—	—	2,306
Amortization of deferred revenue	(86)	(85)	(87)
Amortization of deferred financing costs	231	178	249
Asset impairments	—	—	11,111
Deferred income taxes	788	1,158	—
Loss on debt extinguishment	—	—	500
Gain from disposal of assets	—	—	(102)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,889)	(9,026)	(18,086)
Inventories	(10,294)	(14,007)	6,321
Prepaid expenses and other	815	649	(2,066)
Accounts payable and accrued liabilities	766	21,799	2,367
Net cash provided by (used for) operating activities	(1,315)	13,953	(8,482)
INVESTING ACTIVITIES:
Property and equipment additions	(25,119)	(8,247)	(6,157)
Purchase of NBC trademark license	—	(2,830)	(4,000)
Purchase of EVINE trademark	(59)	—	—
Proceeds from disposal of assets	—	—	102
Net cash used for investing activities	(25,178)	(11,077)	(10,055)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(307)	(390)	(552)
Proceeds of term loan	12,152	—	—
Proceeds from revolving loan	2,700	—	38,215
Payments on term loan	(145)	—	(25,715)
Payments on capital leases	(50)	(13)	—
Proceeds from exercise of stock options	2,794	227	109
Net cash provided by (used for) financing activities	17,144	(176)	12,057
Net increase (decrease) in cash	(9,349)	2,700	(6,480)
BEGINNING CASH	29,177	26,477	32,957
ENDING CASH	$19,828	$29,177	$26,477

The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 31, 2015, February 2, 2013 and January 28, 2012

(1) The Company
EVINE Live Inc. (formerly ValueVision Media, Inc.) and its subsidiaries ("we," "our," "us," or the "Company") is a digital commerce company that markets, sells and distributes products to consumers through TV, online, mobile and social media. The Company operates a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 88 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live online at evine.com and is also available on all mobile channels. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates evine.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise. The live programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
On November 18, 2014, the Company announced that it had changed its corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, the Company's NASDAQ trading symbol also changed to EVLV from VVTV at that time. The Company transitioned from doing business as "ShopHQ" to "EVINE Live" and evine.com on February 14, 2015.
In May 2013, the Company previously announced a rebranding of its 24-hour television shopping network and digital commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively.

(2) Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2014, ended on January 31, 2015, and consisted of 52 weeks. Fiscal 2013 ended on February 1, 2014 and consisted of 52 weeks. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks.
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
Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $6,706,000 at January 31, 2015 and $6,446,000 at February 1, 2014. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of January 31, 2015 and February 1, 2014, the Company had approximately $106,678,000 and $101,658,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable primarily

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to the Company’s ValuePay program were $13,007,000, $12,762,000 and $11,792,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $10,984,000, $10,112,000 and $9,348,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.
Cash
Cash consists of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash.
Restricted Cash and Investments
The Company had restricted cash and investments of $2,100,000 for each of fiscal 2014 and fiscal 2013. The restricted cash and investments primarily collateralize the Company’s issuances of commercial letters of credit. The Company’s restricted cash and investments consist of certificates of deposit. Interest income is recognized when earned.
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated at the lower of average cost or net realizable value, giving consideration to obsolescence provision write downs of $3,838,000, $3,776,000 and $3,787,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and online advertising, including amounts paid to online search engine operators, customer mailings and traffic-driving affiliate websites. Total marketing and advertising costs and online search marketing fees totaled $1,946,000, $1,827,000 and $1,843,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
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
Intangible Assets
The Company’s primary identifiable intangible assets include an FCC broadcast license and the EVINE trademark and brand name and prior to its expiration in January 2014, a trademark license agreement. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

EVINE Live INC. AND SUBSIDIARIES
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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net loss (a)	$(1,378,000)	$(2,515,000)	$(27,676,000)
Weighted average number of common shares outstanding — Basic	53,458,662	49,504,892	48,874,842
Dilutive effect of stock options, non-vested shares and warrants	—	—	—
Weighted average number of common shares outstanding — Diluted	53,458,662	49,504,892	48,874,842

Net loss per common share	$(0.03)	$(0.05)	$(0.57)
Net loss per common share — assuming dilution	$(0.03)	$(0.05)	$(0.57)
(a) The net losses for fiscal 2014 and fiscal 2013 includes activist shareholder response charges of approximately $3.5 million and $2.1 million, respectively. In addition, the net loss for fiscal 2014 also includes executive transition costs of $5.5 million. The net loss for fiscal 2012 includes an $11.1 million non-cash intangible asset impairment charge related to the Company's FCC broadcasting license. In addition, the net loss for fiscal 2012 also include charges totaling $500,000 related to losses on debt extinguishment made during that fiscal year.
For fiscal 2014, fiscal 2013 and fiscal 2012, approximately 3,118,000, 6,247,000 and 3,920,000, respectively, incremental in-the-money potentially dilutive common share stock options and, with respect to fiscal 2013 and fiscal 2012, warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments:
The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $53 million Credit Facility is estimated based on rates available to the Company for issuance of debt. As of January 31, 2015, the Company's Credit Facility had a carrying amount and an estimated fair value of $53 million.
Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets and intangible FCC broadcasting license asset, which are remeasured when estimated fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust its carrying value to fair value except in the event of impairment. If the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. During

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fiscal 2012, the Company recorded an $11.1 million non-cash impairment charge to reduce the carrying value of its intangible FCC broadcasting license asset to fair value. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2014 and fiscal 2013.
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

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	January 31, 2015	February 1, 2014
Land and improvements	—	$3,394,000	$3,437,000
Buildings and improvements	5-40	24,215,000	23,737,000
Transmission and production equipment	5-10	5,424,000	6,216,000
Office and warehouse equipment	3-15	9,298,000	9,039,000
Computer hardware, software and telephone equipment	3-7	89,615,000	88,930,000
Distribution Center Expansion - Construction in Process	3-40	16,151,000	—
Leasehold improvements	3-5	2,681,000	2,681,000
Less — Accumulated depreciation		(108,019,000)	(109,088,000)
		$42,759,000	$24,952,000
Depreciation expense in fiscal 2014, fiscal 2013 and fiscal 2012 was $8,854,000, $8,589,000 and $9,376,000, respectively.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	January 31, 2015		February 1, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBCU trademark license - second renewal	—	$—	$—	$6,830,000	$(6,830,000)
EVINE trademark	15	1,103,000	(18,000)	—	—
Total finite-lived intangible assets		$1,103,000	$(18,000)	$6,830,000	$(6,830,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. As of January 31, 2015 and as of February 1, 2014, the Company had an intangible FCC broadcasting license with a carrying value and fair value of $12,000,000 and $13,100,000, respectively. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
During the Company's annual fiscal 2012 fair value assessment and utilizing independent market data, assumptions in the Company's discounted cash flow models reflected declines in independent television station industry revenues and operating margins due to television station rating declines and reduced advertising purchases on local broadcast television stations. As a result, cash flows from our discounted cash flow model did not support recovery of the asset's carrying value and the Company recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate of 9.5%-10.5%. The Company concluded that the inputs used in its intangible FCC broadcasting license valuation at January 31, 2015 are Level 3 inputs related to this valuation.
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
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute, Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the EVINE Live trademark. As consideration for the purchase of this trademark, the Company issued 178,842 unregistered shares of our common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014, $20,000 in cash consideration and incurred $39,000 in professional fees associated with acquiring the asset.
On January 31, 2014, ShopNBC and ShopNBC.com officially transitioned to the brand, ShopHQ and ShopHQ.com. On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and paid an additional $2,830,000 on May 15, 2013.
Amortization expense in fiscal 2014, fiscal 2013 and fiscal 2012 was $18,000, $3,997,000 and $3,879,000, respectively. As of February 1, 2014, the Company's trademark license agreement with NBCU was fully amortized.

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 31, 2015	February 1, 2014
Accrued cable access fees	$14,669,000	$15,861,000
Accrued salaries and related	10,089,000	10,679,000
Reserve for product returns	5,585,000	4,894,000
Other	6,340,000	7,101,000
	$36,683,000	$38,535,000

(6) EVINE Private Label Consumer Credit Card Program
The Company has a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers for the financing of purchases of products from EVINE. The Program provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. Use of the EVINE credit card furthers customer loyalty, reduces total credit card expense and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of loss on EVINE credit card transactions that do not utilize the Company's ValuePay installment payment program. In December 2011, the Company entered into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial, formerly known as GE Capital Retail Bank extending the Program for an additional seven years until 2019. The Company received a $500,000 signing bonus as an incentive for the Company to extend the Program. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the seven-year term of the agreement.
Synchrony Financial, the issuing bank for the Program, is indirectly majority-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. As of March 20, 2015, GE Equity has an approximate 7% beneficial ownership in the Company and has certain rights as further described in footnote 18, "Relationship with NBCU and GE Equity".

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
As of January 31, 2015 and February 1, 2014 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of January 31, 2015 and February 1, 2014 the Company also had a long-term variable rate Credit Facility with carrying values of $52,707,000 and $38,000,000, respectively. As of January 31, 2015 and February 1, 2014, $1,736,000 and $0 was classified as current. The fair value of the variable rate Credit Facility approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.
Non Financial Assets Measured at Fair Value - Nonrecurring Basis
As of January 31, 2015 and February 1, 2014 the Company had an intangible FCC broadcasting license asset with a carrying value of $12,000,000. The Company estimates the fair value of its FCC television broadcast license asset primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable input discount rates of 9.5% - 10.5%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs.
The following table provides a reconciliation of the beginning and ending balances of non-financial assets measured at fair value on a nonrecurring basis that use significant unobservable inputs (Level 3):

	January 31, 2015	February 1, 2014
Intangible FCC Broadcasting License Asset:
Beginning balance	$12,000,000	$12,000,000
Losses included in earnings (asset impairment)	—	—
Ending balance	$12,000,000	$12,000,000

(8) Credit Agreement
The Company's long-term credit facility consists of:

	January 31, 2015	February 1, 2014
Credit Facility
Revolving loan	$40,700,000	$38,000,000
Term loan	12,007,000	—
Total long-term credit facility	52,707,000	38,000,000
Less current portion of long-term credit facility	(1,736,000)	—
Long-term credit facility, excluding current portion	$50,971,000	$38,000,000
On February 9, 2012, the Company entered into a credit and security agreement (as amended to date, the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent which was most recently amended on March 6, 2015. The Credit Facility, which added The Private Bank to the facility, provides a revolving line of credit of $75 million and provides for a $15 million term loan on which the Company has drawn and may continue to draw to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The amended Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $15 million upon certain conditions being met.
All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the Credit Facility are equal to the lesser of $75 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.
The revolving line of credit under the Credit Facility bears interest at LIBOR plus 3% per annum. The term loan bears interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus until January 31, 2015, a margin of 5% on the Base Rate and 6% on the LIBOR Rate and then the margin adjusts each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its financial statements. As of January 31, 2015, the Company had borrowings of $40.7 million under its revolving credit facility. Remaining capacity under the revolving credit facility as of January 31, 2015 is $19.3 million, of which $7.3 million is earmarked for our distribution facility expansion, provides liquidity for working capital and general corporate purposes. The Credit Facility also provides for a $15 million term loan on which the Company draws to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of January 31, 2015, there were $12.0 million of borrowings under the Credit Facility term loan of which $1.7 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ending January 31, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2,000,000 in any such fiscal year. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before May 1, 2015; 0.5% if terminated on or before May

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1, 2016; and no fee if terminated after May 1, 2016. Interest expense recorded under the Credit Facility's revolving line of credit was $1,554,000, $1,435,000 and $1,503,000 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. As our unused line availability is greater than $10 million at January 31, 2015, no additional cash is required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the Credit Facility of approximately $718,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility. In connection with a previous term loan refinancing, the Company was required to pay an early termination fee of $500,000, which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the year ending February 2, 2013.
The aggregate maturities of the Company's long-term Credit Facility is as follows:

	Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2015	$1,736,000	$—	$1,736,000
2016	1,736,000	—	1,736,000
2017	1,736,000	—	1,736,000
2018	6,799,000	40,700,000	47,499,000
2019	—	—	—
	$12,007,000	$40,700,000	$52,707,000

(9) Shareholder's Equity
Common Stock
The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which 56,448,663 shares were issued and outstanding as common stock as of January 31, 2015. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, approval of GE Equity is required in certain circumstances.
Dividends
The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the amended and restated shareholder agreement between the Company and GE Equity, the Company is prohibited from paying dividends on its common stock without GE Equity’s prior consent. The Company is further restricted from paying dividends on its stock by its Credit Facility.
Warrants
In June 2014, GE Equity exercised its common stock warrants in a cashless exercise acquiring 5,058,741 shares of our common stock. The warrants were issued in connection with the issuance of the Company’s Series B Redeemable Preferred Stock in February 2009. As of January 31, 2015, the Company had no outstanding warrants.
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2014, fiscal 2013 and fiscal 2012 related to stock option awards was $2,537,000, $2,405,000 and $1,682,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of January 31, 2015, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected volatility	88% - 98%	98% - 100%	97% - 99%
Expected term (in years)	5 - 6 years	5 - 6 years	6 years
Risk-free interest rate	1.5% - 2.2%	1.1% - 2.1%	1.0% - 1.4%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. As of January 31, 2015, 1,715,000 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company’s stock option activity as of January 31, 2015 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 1, 2014	3,083,000	$4.03	2,104,000	$6.25	1,121,000	$6.05	500,000	$4.24
Granted	232,000	$4.65	107,000	$5.66	—	$—	—	$—
Exercised	(222,000)	$2.89	(665,000)	$2.50	(260,000)	$2.34	(50,000)	$1.82
Forfeited or canceled	(630,000)	$4.43	(340,000)	$11.76	(35,000)	$13.67	—	$—
Balance outstanding, January 31, 2015	2,463,000	$4.09	1,206,000	$6.71	826,000	$6.89	450,000	$4.51
Options Exercisable at:
January 31, 2015	1,322,000	$4.05	1,179,000	$6.76	826,000	$6.89	380,000	$4.60
February 1, 2014	1,229,000	$3.78	2,037,000	$6.21	1,121,000	$6.05	397,000	$4.11
February 2, 2013	50,000	$2.29	1,965,000	$6.14	1,151,000	$5.69	363,000	$3.90
The following table summarizes information regarding stock options outstanding at January 31, 2015:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,463,000	$4.09	8.1	$5,228,000	2,424,000	$4.14	8.1	$5,161,000
2004 Incentive:	1,206,000	$6.71	4.6	$493,000	1,203,000	$6.67	4.6	$489,000
2001 Incentive:	826,000	$6.89	3.5	$518,000	826,000	$6.89	3.5	$518,000
Non-Qualified:	450,000	$4.51	5.4	$798,000	443,000	$4.52	5.4	$782,000
The weighted average grant-date fair value of options granted in fiscal 2014, fiscal 2013 and fiscal 2012 was $3.92, $3.96 and $1.03, respectively. The total intrinsic value of options exercised during fiscal 2014, fiscal 2013 and fiscal 2012 was $6,099,000, $469,000 and $146,000, respectively. As of January 31, 2015, total unrecognized compensation cost related to stock options was $1,633,000 and is expected to be recognized over a weighted average period of approximately 2.0 years.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is included in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $1,129,000, $174,000 and $52,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The Company has not recorded any income tax benefit from the exercise of stock options through paid in capital in these fiscal years, due to the uncertainty of realizing income tax benefits in the future. These benefits are expected to be recorded in the applicable future periods.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock
Compensation expense recorded in fiscal 2014, fiscal 2013 and fiscal 2012 relating to restricted stock grants was $1,323,000, $812,000 and $1,575,000, respectively. As of January 31, 2015, there was $2,616,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted stock vested during fiscal 2014, fiscal 2013 and fiscal 2012 was $1,136,000, $2,800,000 and $874,000, respectively.
On November 17, 2014, the Company granted 199,790 shares of market-based restricted stock units to its chief executive officer and 79,916 shares of market-based restricted stock units to its chief strategy officer in conjunction with the hiring of these positions. As of January 31, 2015, these market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $1,373,000, or $4.91 per share, and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 1.03%, a weighted average expected life of 3 years and an implied volatility of 60%. Each restricted stock award will vest if at any time during the three-year performance period the closing price of the Company's stock equals or exceeds, for ten consecutive trading days, the following cumulative total shareholder return ("TSR") thresholds:

Cumulative TSR Thresholds	Percentage of Units Vested
Below 25%	0%
25% to 32%	25%
33% to 39%	50%
40% to 49%	75%
50% or Above	100%
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
On March 13, 2014, the Company granted a total of 53,000 shares of restricted stock to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning March 13, 2015. The aggregate market value of the restricted stock at the date of the award was $290,000 and is being amortized as compensation expense over the three-year vesting period. During the first quarter of fiscal 2014, the Company also granted a total of 4,000 shares of restricted stock to two new non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $23,500 and was amortized as director compensation expense through June 2014.
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
During the first half of fiscal 2013, the Company granted a total of 44,000 shares of restricted stock to six non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $228,000 and was amortized as director compensation expense over the twelve-month vesting period.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this restricted stock grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of January 31, 2015, 133,000 market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $425,000 and was amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock activity as of January 31, 2015 and changes during the twelve-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2014	641,000	$4.49
Granted	392,000	$5.01
Vested	(205,000)	$5.51
Forfeited	(124,000)	$4.15
Non-vested outstanding, January 31, 2015	704,000	$4.54
(10) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its digital commerce television and online website, evine.com, platforms. The Company's television shopping and online operations have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to the evine.com website whereby many of the online sales originate from customers viewing the Company's television program and then place their orders online. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on net sales by significant product groups are as follows (in thousands):

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Jewelry & Watches	$256,217	$253,358	$282,275
Home & Consumer Electronics	179,221	193,601	146,838
Beauty, Health & Fitness	85,649	75,132	73,247
Fashion & Accessories	94,409	62,465	42,240
All other (primarily shipping & handling revenue)	59,122	55,933	42,220
Total	$674,618	$640,489	$586,820

(11) Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 31, 2015 and February 1, 2014 were as follows (in thousands):

	January 31, 2015	February 1, 2014
Accruals and reserves not currently deductible for tax purposes	$7,420	$5,066
Inventory capitalization	1,459	966
Differences in depreciation lives and methods	2,866	2,811
Differences in basis of intangible assets	(1,968)	(1,180)
Differences in investments and other items	215	(141)
Net operating loss carryforwards	112,318	113,229
Valuation allowance	(124,258)	(121,909)
Net deferred tax liability	$(1,948)	$(1,158)
The provision from income taxes consisted of the following (in thousands):

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Current	$(31)	$(15)	$(20)
Deferred	(788)	(1,158)	—
	$(819)	$(1,173)	$(20)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(11.2)	(5.3)	1.8
Non-cash stock option vesting expense	(158.6)	(43.3)	(3.8)
Other	(2.4)	(0.6)	0.1
FCC license deferred tax liability	(133.4)	(81.5)	—
Valuation allowance and NOL carryforward benefits	124.0	8.4	(33.2)
Effective tax rate	(146.6)%	(87.3)%	(0.1)%

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of January 31, 2015 and February 1, 2014 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of January 31, 2015, the Company has federal net operating loss carryforwards (NOL's) of approximately $298 million and state NOL's of approximately $188 million which are available to offset future taxable income. The Company's federal NOLs expire in varying amounts each year from 2023 through 2034 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. During the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Equity. Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOL's; however, the annual usage of NOL's incurred prior to the change in ownership will be limited.
For the year ended January 31, 2015 and the year ended February 1, 2014, the income tax provision included non-cash tax charges of approximately $788,000 and $1,158,000, respectively, relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance.
As of January 31, 2015 and February 1, 2014, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2011, 2012, and 2013 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2011.

(12) Commitments and Contingencies
Cable and Satellite Affiliation Agreements
As of January 31, 2015, the Company has entered into affiliation agreements that represent approximately 1,854 cable systems along with the satellite companies DIRECTV and DISH that require each to offer the Company’s television shopping programming on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company's programming. For fiscal 2014, fiscal 2013 and fiscal 2012, respectively, the Company expensed approximately $98,581,000, $92,473,000 and $110,984,000 under these affiliation agreements.
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
Future cable and satellite affiliation cash commitments at January 31, 2015 are as follows:

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal Year	Amount

2015	$81,626,000
2016	53,106,000
2017	41,288,000
2018	—
2019 and thereafter	—
Employment Agreements
The Company has entered into employment agreements with its on-air hosts with original terms of 12 months with auto annual renewals and its chief executive officer of the Company with an original term of 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation related to these agreements at January 31, 2015 was approximately $3,501,000.
On November 17, 2014, the Company entered into an executive employment and severance agreement with Mr. Bozek, the Company's Chief Executive Officer. Among other things, the employment agreement provides for a three-year initial term, followed by automatic one-year renewals, an initial base salary of $625,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company's executive relocation program. In conjunction with the employment agreement, the Company granted Mr. Bozek an award of performance restricted stock units under the Company's 2011 Omnibus Incentive Plan with a fair value of $1.0 million. The chief executive officer’s employment agreement also provides for severance in the event of employment termination of 1.5 times the sum of his (i) base salary plus (ii) the average of the annual cash incentive plan payments made in the three fiscal years immediately preceding the fiscal year in which the termination date occurs. In the event of a change of control, as defined in the agreement, the multiplier shall be 2 times.
The Company has established guidelines regarding severance for its senior executive officers, whereby, up to 12 months of the executive's highest annual rate of base salary plus 1 times the target annual incentive bonus determined from such base salary may become payable in the event of terminations without cause under specified circumstances. Senior executive officers are also eligible for 1.5 times the executive's highest annual rate of base salary, plus 1.5 times the target annual incentive bonus determined from such base salary if, within a two-year period commencing on the date of a change in control, the senior executive is terminated without cause under specified circumstances.
Operating Lease Commitments
The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.
Future minimum lease payments at January 31, 2015 are as follows:

Future Minimum Lease Payments:	Amount

2015	$1,456,000
2016	793,000
2017	113,000
2018	—
2019 and thereafter	—
Total rent expense under such agreements was approximately $2,140,000 in fiscal 2014, $2,015,000 in fiscal 2013 and $1,715,000 in fiscal 2012.
Capital Lease Commitments
The Company leases certain computer equipment and software licenses under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was approximately $155,000 at January 31, 2015.
Future minimum lease payments for assets under capital leases at January 31, 2015 are as follows:

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future Minimum Lease Payments:	Amount

2015	$55,000
2016	36,000
2017	—
2018	—
2019 and thereafter	—
Total minimum lease payments	91,000
Less: Amounts representing interest	(3,000)
88,000
Less: Current portion	(52,000)
Long-term capital lease obligation	$36,000
Retirement and Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. Starting in fiscal 2014, the Company elected to make matching contributions to the plan and matched $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. Company plan contributions totaling approximately $1,062,000 and $921,000 were accrued during fiscal 2014 and fiscal 2013, respectively, and were contributed to the plan in February of the following fiscal year. The Company did not make any matching contributions to the plan during fiscal 2012.

(13)  Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, none of the claims and suits, either individually or in the aggregate will have a material adverse effect on the Company's operations or consolidated financial statements.

(14) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Supplemental Cash Flow Information:
Interest paid	$1,470,000	$1,259,000	$1,959,000
Income taxes paid	$30,000	$16,000	$27,000
Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$—	$—	$34,000
Deferred issuance costs included in accrued liabilities	$—	$20,000	$—
Property and equipment purchases included in accounts payable	$2,016,000	$521,000	$48,000
Intangible asset purchase included in accrued liabilities	$—	$—	$2,830,000
Non-cash warrant exercise	$533,000	$—	$—
Issuance of 178,842 shares of common stock for trademark purchase	$1,044,000	$—	$—

(15) Distribution Facility Expansion
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project includes the construction of a new building which, when completed, will expand our current 262,000 square foot facility to an approximately

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

600,000 square foot facility. The physical building expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include a new Intelligrated high-speed parcel shipping and item sortation system coupled with a new Manhattan Associates warehouse system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management system is expected to be phased into production during the summer and fall of fiscal 2015. Total cost of the expansion is estimated to be approximately $25 million and is being financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. Construction started in the second quarter of fiscal 2014. As of January 31, 2015, we have expended approximately $15 million in cash relating to the Bowling Green expansion initiative with additional cash commitments of approximately $10 million expected during the first half of fiscal 2015 funded from our PNC Credit Facility.

(16) Activist Shareholder Response Costs
In October of 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income in fiscal 2014 and fiscal 2013 totaling $3,518,000 and $2,133,000, respectively, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014.  As previously disclosed, the activist shareholder requested that the Company reimburse it for certain of its expenses relating to the proxy contest.  In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder. The process of responding to the initial demand concluded with the Company’s annual shareholder meeting on June 18, 2014.

(17) Executive Transition Costs
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income of $5,520,000 in fiscal 2014, relating primarily to the following: severance payments which Mr. Stewart is entitled to receive in accordance with the terms of his employment agreement; severance payments related to the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's 2014 executive transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014. The Company filed an 8-K on June 25, 2014 disclosing the specific terms of the resignation, separation agreement and new appointment of its chief executive officer.

(18) Relationship with NBCU, Comcast and GE Equity
Relationship with GE Equity, Comcast and NBCU
In March 1999, we entered into an alliance with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC ("NBCU"), pursuant to which we issued Series A redeemable convertible preferred stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement and certain other agreements. On February 25, 2009, we entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of our Series A preferred stock for (i) 4,929,266 shares of our Series B redeemable preferred stock, (ii) a warrant to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and registration rights agreement as further described below. In April 2011, we redeemed all of the outstanding Series B preferred stock for $40.9 million and paid accrued dividends of $6.4 million and in June 2014, GE Equity exercised its common stock warrant described above in a cashless exercise acquiring 5,058,741 shares of our common stock.
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity, whose common equity was initially beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of January 31, 2015, the direct equity ownership of GE Equity in the Company consisted of 3,718,767 shares of common stock, and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock (as computed under the amended and restated shareholders agreement described below). Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. As of March 20, 2015 GE Equity has an approximate 7% beneficial ownership in the Company and has certain rights as further described in this section.
On June 24, 2014, GE Equity exercised its common stock purchase warrant in a cashless exercise acquiring 5,058,741 shares of the Company's common stock. The warrant was issued in connection with the issuance of the Company's Series B Redeemable Preferred Stock in February 2009.
Amended and Restated Shareholder Agreement
On February 25, 2009, the Company entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares), and two members of the Company's board of directors so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of the Company's board of directors. Neither GE Equity nor NBCU currently has any designees serving on our board of directors.
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
The amended and restated shareholder agreement further provides that during the "standstill period" (as described below), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) making any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets; (ii) increasing their beneficial ownership above 39.9% of the Company's shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the Company’s shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the amended and restated shareholder agreement, that has not been rejected by the Company’s board of directors, or the Company’s board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20% in the case of a transfer by NBCU) of the adjusted outstanding shares of the common stock, as determined in accordance with the amended and restated shareholder agreement.
The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) the Company entering into an agreement that would result in a "change in control" (as defined in the amended and restated shareholders agreement and subject to reinstatement), (iii) an actual "change in control" (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to the Company’s board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of the Company’s adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for the Company.
Registration Rights Agreement
On February 25, 2009, the Company entered into an amended and restated registration rights agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights. In addition, NBCU was subsequently granted one additional demand registration right pursuant to the second amendment of the now expired NBCU trademark license agreement.

(19)  Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of January 31, 2015, the direct equity ownership of GE Equity in the Company consists of 3,718,767 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholders right plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of ~~t~~he Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. For additional information regarding the Company's arrangements with Comcast, GE, GE Equity and NBCU, see Note 18 above.
Asset Acquisition of Dollars Per Minute, Inc.
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute, Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the EVINE brand and trademark.
The principal stockholders of DPM are Mark Bozek, the Company's Chief Executive Officer, and Russell Nuce, who became the Company's Chief Strategy Officer effective November 17, 2014. At the time of the transaction, DPM had debt outstanding under certain convertible bridge notes issued to several individuals, including Thomas Beers, one of the Company's directors and a trust for which Russell Nuce has a contingent pecuniary interest. As consideration for the purchase of these assets, primarily related to intellectual property, the Company issued 178,842 unregistered shares of our common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014 and paid $20,000 in cash consideration and incurred $39,000 in professional fees associated with acquiring the asset.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of EVINE Live Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act 1934. Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of our company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
Based on management’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 31, 2015.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting as of January 31, 2015. The Deloitte & Touche LLP attestation report is set forth below.

/s/ MARK BOZEK
Mark Bozek
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

March 26, 2015

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the year ended January 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of EVINE Live Inc. (formerly ValueVision Media, Inc.) and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2015 of the Company and our report dated March 26, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 26, 2015

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
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at evine.com, under "Investor Relations — Business Ethics Policy." In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at evine.com, under "Investor Relations — Code of Ethics Policy for Chief Executive and Senior Financial Officers."
We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2014," "Executive Compensation" and "Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014

•	Consolidated Statements of Operations for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Shareholders’ Equity for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Cash Flows for the Years Ended January 31, 2015, February 1, 2014, and February 2, 2013

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedule

EVINE Live Inc. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year
For the year ended January 31, 2015:
Allowance for doubtful accounts	$6,446,000	13,007,000	(12,747,000)	(1)	$6,706,000
Reserve for returns	$4,894,000	74,454,000	(73,763,000)	(2)	$5,585,000
For the year ended February 1, 2014:
Allowance for doubtful accounts	$6,214,000	12,762,000	(12,530,000)	(1)	$6,446,000
Reserve for returns	$5,854,000	70,620,000	(71,580,000)	(2)	$4,894,000
For the year ended February 2, 2013:
Allowance for doubtful accounts	$5,638,000	11,792,000	(11,216,000)	(1)	$6,214,000
Reserve for returns	$4,544,000	64,497,000	(63,187,000)	(2)	$5,854,000

_______________________________________

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.
3. Exhibits
The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2015.

EVINE Live Inc. (Registrant)

By:	/s/ MARK BOZEK

Mark Bozek
Chief Executive Officer

Each of the undersigned hereby appoints Mark Bozek and William McGrath, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2015.

Name	Title

/s/ MARK BOZEK	Chief Executive Officer and Director (Principal Executive Officer)
Mark Bozek

/s/ WILLIAM MCGRATH	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
William McGrath

/s/ BOB ROSENBLATT	Chairman of the Board
Bob Rosenblatt

/s/ THOMAS BEERS	Director
Thomas Beers

/s/ JOHN D. BUCK	Director
John D. Buck

/s/ RONALD FRASCH	Director
Ronald Frasch

/s/ LANDEL C. HOBBS	Director
Landel C. Hobbs

/s/ LOWELL W. ROBINSON	Director
Lowell W. Robinson

/s/ FRED SIEGEL	Director
Fred Siegel

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference(A)
3.2	Amended and Restated By-Laws, as amended through June 18, 2014	Incorporated by reference(B)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(C)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(D)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(E)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(F)†
10.5	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.6	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(H)†
10.7	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(I)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(J)†
10.9	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.10	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.11	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.12	2011 Omnibus Incentive Plan of the Registrant	Incorporated by reference(N)†
10.13	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(O)†
10.14	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(P)†
10.15	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(Q)†
10.16	Form of Option Agreement between the Registrant and John D. Buck	Incorporated by reference(R)†
10.17	Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated February 19, 2010	Incorporated by reference(S)†
10.18	Second Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated April 1, 2014	Incorporated by reference(T)†
10.19	ValueVision Media, Inc. Executives’ Severance Benefit Plan	Incorporated by reference(U)†
10.20	Separation Agreement by and between the Registrant and Keith R. Stewart dated June 22, 2014	Incorporated by reference(V)†
10.21	Executive Employment and Severance Agreement by and between the Registrant and Mark C. Bozek dated November 17, 2014	Incorporated by reference(W)†
10.22	Performance Restricted Stock Unit Award Agreement by and between the Registrant and Mark Bozek under the 2011 Omnibus Incentive Plan	Incorporated by reference(X)†
10.23	Performance Restricted Stock Unit Award Agreement by and between the Registrant and Russell Nuce under the 2011 Omnibus Incentive Plan	Incorporated by reference(Y)†
10.24	Description of Annual Cash Incentive Plan	Filed herewith†
10.25	Description of Director Compensation Program	Filed herewith†
10.26	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(Z)
10.27	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(AA)
10.28
Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent.
Incorporated by reference(BB)

Exhibit No.	Description	Method of Filing
10.29
First Amendment to Revolving Credit and Security Agreement, dated May 1, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent.
Incorporated by reference(CC)
10.30
Second Amendment to Revolving Credit and Security Agreement, dated July 30, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank, National Association, as agent for the lenders.
Incorporated by reference(DD)
10.31
Third Amendment to Revolving Credit and Security Agreement, dated January 31, 2014, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent.
Incorporated by reference(EE)
10.32
Fourth Amendment to Revolving Credit and Security Agreement, dated March 6, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent for the lenders and certain other lenders.
Incorporated by reference(FF)
10.33	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(GG)†
10.34	Asset Purchase Agreement by and between Dollars Per Minute, Inc. and the Registrant, dated November 17, 2014	Incorporated by reference(HH)
10.35	Form of Non-Plan Option Agreement	Incorporated by reference(II)†
10.36	Form of Performance Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan	Filed herewith†
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014 filed on November 18, 2014, File No. 0-20243.
B	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 17, 2014, filed on June 20, 2014, File No. 0-20243.
C	Incorporated herein by reference to Exhibit 99(a) to the Registrant’s Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.
D	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and filed on April 30, 2003, File No. 0-20243.
F	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and filed on April 30, 2003, File No. 0-20243.

G	Incorporated herein by reference to Annex A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
H	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
I	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
J	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
K	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
L	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.
N	Incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 15, 2011, filed on May 5, 2011, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
P	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
Q	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on April 5, 2012, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 19, 2010, filed on February 23, 2010, File No. 0-20243.
T	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 3, 2014 and filed on June 6, 2014, File No. 0-20243.
U	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended May 3, 2014 and filed on June 6, 2014, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2014, filed June 25, 2014, File No. 0-20243.
W	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 17, 2014, filed November 18, 2014, File No. 0-20243.
X	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended November 1, 2014 and filed on December 5, 2014, File No. 0-20243.
Y	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended November 1, 2014 and filed on December 5, 2014, File No. 0-20243.
Z	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
AA	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
BB	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
CC	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2013, filed on May 7, 2013, File No. 0-20243.
DD	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated September 6, 2013, filed on September 6, 2013, File No. 0-20243.
EE	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2014, filed on February 5, 2014, File No. 0-20243.
FF	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2015, filed on March 9, 2015, File No. 0-20243.

GG	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
HH	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014, filed on November 18, 2014, File No. 0-20243.
II	Incorporated herein by reference to Exhibit 4.9 to the Registration’s Registration Statement on Form S-8 filed on July 1, 2011, File No. 333-175320.