Form 10-Q
period 2015-05-02
EVINE Live Inc.
filed 2015-05-27
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	May 2, 2015
Commission File Number 0-20243
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2015, there were 57,045,062 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 2, 2015

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	May 2, 2015	January 31, 2015
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$16,055	$19,828
Restricted cash and investments	2,100	2,100
Accounts receivable, net	94,169	112,275
Inventories	67,517	61,456
Prepaid expenses and other	5,908	5,284
Total current assets	185,749	200,943
Property & equipment, net	47,764	42,759
FCC broadcasting license	12,000	12,000
Other assets	2,069	1,989
	$247,582	$257,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,813	$81,457
Accrued liabilities	31,267	36,683
Current portion of long term credit facility	1,964	1,736
Deferred revenue	85	85
Total current liabilities	105,129	119,961
Capital lease liability	23	36
Deferred revenue	228	249
Deferred tax liability	2,143	1,946
Long term credit facility	57,245	50,971
Total liabilities	164,768	173,163
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 57,045,062 and 56,448,663 shares issued and outstanding	570	564
Additional paid-in capital	421,854	418,846
Accumulated deficit	(339,610)	(334,882)
Total shareholders' equity	82,814	84,528
	$247,582	$257,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month
	Periods Ended
	May 2, 2015	May 3, 2014
Net sales	$158,451	$159,701
Cost of sales	101,146	99,695
Gross profit	57,305	60,006
Operating expense:
Distribution and selling	50,799	49,729
General and administrative	5,712	5,912
Depreciation and amortization	2,131	2,268
Activist shareholder response costs	—	1,045
Executive and management transition costs	2,590	—
Total operating expense	61,232	58,954
Operating income (loss)	(3,927)	1,052
Other income (expense):
Interest income	2	—
Interest expense	(598)	(391)
Total other expense	(596)	(391)
Income (loss) before income taxes	(4,523)	661
Income tax provision	(205)	(201)
Net income (loss)	$(4,728)	$460
Net income (loss) per common share	$(0.08)	$0.01
Net income (loss) per common share — assuming dilution	$(0.08)	$0.01
Weighted average number of common shares outstanding:
Basic	56,640,767	49,844,253
Diluted	56,640,767	56,340,970
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 2, 2015
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 31, 2015	56,448,663	$564	$418,846	$(334,882)	$84,528
Net loss	—	—	—	(4,728)	(4,728)
Common stock issuances pursuant to equity compensation plans	596,399	6	2,399	—	2,405
Share-based payment compensation	—	—	609	—	609
BALANCE, May 2, 2015	57,045,062	$570	$421,854	$(339,610)	$82,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three-Month
	Periods Ended
	May 2, 2015	May 3, 2014
OPERATING ACTIVITIES:
Net income (loss)	$(4,728)	$460
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	2,307	2,373
Share-based payment compensation	609	1,044
Amortization of deferred revenue	(21)	(22)
Amortization of deferred financing costs	68	48
Deferred income taxes	197	197
Changes in operating assets and liabilities:
Accounts receivable, net	18,106	10,748
Inventories	(6,061)	(1,834)
Prepaid expenses and other	(603)	60
Accounts payable and accrued liabilities	(14,238)	(14,567)
Net cash used for operating activities	(4,364)	(1,493)
INVESTING ACTIVITIES:
Property and equipment additions	(8,143)	(2,591)
Net cash used for investing activities	(8,143)	(2,591)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(160)	(32)
Payments on capital leases	(13)	(12)
Proceeds from issuance of revolving loan	4,300	—
Proceeds from issuance of term loan	2,849	—
Payments on term loan	(647)	—
Proceeds from exercise of stock options	2,405	—
Net cash provided by (used for) financing activities	8,734	(44)
Net decrease in cash	(3,773)	(4,128)
BEGINNING CASH	19,828	29,177
ENDING CASH	$16,055	$25,049
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$590	$344
Income taxes paid	$33	$22
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$1,179	$871
Deferred issuance costs included in accrued liabilities	$15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 2, 2015
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a digital commerce company that markets, sells and distributes products to consumers through TV, online, and mobile devices. The Company operates a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are taken via telephone, online and mobile channels. The television network is distributed into approximately 88 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live online at evine.com and is also available on all mobile channels. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 31, 2015 has been derived from the Company's audited financial statements for the fiscal year ended January 31, 2015. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 31, 2015. Operating results for the three-month period ended May 2, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2014, ended on January 31, 2015, and consisted of 52 weeks. Fiscal 2015 will end on January 30, 2016, and will contain 52 weeks. The quarters ended May 2, 2015 and May 3, 2014 each consisted of 13 weeks.
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

In April 2015, the Financial Accounting Standards Board issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2015-03 on our consolidated financial statements.

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
As of May 2, 2015 and January 31, 2015 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of May 2, 2015 and January 31, 2015 the Company also had a long-term variable rate Credit Facility with carrying values of $59,209,000 and $52,707,000, respectively. As of May 2, 2015 and January 31, 2015, $1,964,000 and $1,736,000 was classified as current. The fair value of the variable rate Credit Facility approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	May 2, 2015		January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
EVINE trademark	15	$1,103,000	$(24,000)	$1,103,000	$(18,000)
Total finite-lived intangible assets		$1,103,000	$(24,000)	$1,103,000	$(18,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. As of January 31, 2015, the Company had an intangible FCC broadcasting license with a carrying value of $12,000,000 and an estimated fair value of $13,100,000. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs related to this valuation. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
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
Amortization expense related to the EVINE trademark license was $6,000 for the three-months ended May 2, 2015.

(5) Credit Agreement
The Company's long-term credit facility consists of:

	May 2, 2015	January 31, 2015
Credit Facility
Revolving loan	$45,000,000	$40,700,000
Term loan	14,209,000	12,007,000
Total long-term credit facility	59,209,000	52,707,000
Less current portion of long-term credit facility	(1,964,000)	(1,736,000)
Long-term credit facility, excluding current portion	$57,245,000	$50,971,000
On February 9, 2012, the Company entered into a credit and security agreement (as amended on March 6, 2015, the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $75.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $15.0 million upon certain conditions being met.
All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the Credit Facility are equal to the lesser of $75.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.
The revolving line of credit under the Credit Facility bears interest at LIBOR plus 3% per annum. The term loan bears interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus until January 31, 2015, a margin of 5% on the Base Rate and 6% on the LIBOR Rate and then the margin adjusts each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its financial statements. As of May 2, 2015, the Company had borrowings of $45.0 million under its revolving credit facility. Remaining capacity under the revolving credit facility as of May 2, 2015 is $30.0 million, of which $3.0 million is earmarked for our distribution facility expansion, with the balance providing liquidity for working capital and general corporate purposes. The Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of May 2, 2015, there was approximately $14.2 million of borrowings under the Credit Facility term loan of which $2.0 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ending January 31, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 0.5% if terminated on or before May 1, 2016; and no fee if terminated after May 1, 2016. Interest expense recorded under the Credit Facility was $593,000, and $390,000 for the first quarter of fiscal 2015 and fiscal 2014, respectively.
The Amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability is greater than $10.0 million at May 2, 2015, no additional cash is required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16.0 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

Costs incurred to obtain amendments to the Credit Facility totaling $856,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility.
The aggregate maturities of the Company's long-term Credit Facility is as follows:

	Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2015	$1,429,000	$—	$1,429,000
2016	2,143,000	—	2,143,000
2017	2,143,000	—	2,143,000
2018	8,494,000	45,000,000	53,494,000
2019	—	—	—
	$14,209,000	$45,000,000	$59,209,000

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for the first quarters of fiscal 2015 and fiscal 2014 related to stock option awards was $261,000 and $744,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of May 2, 2015, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under the plan include restricted and unrestricted stock, restricted stock units, incentive and non-statutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are non-statutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2015	Fiscal 2014
Expected volatility	82%	88% - 98%
Expected term (in years)	6 years	5 - 6 years
Risk-free interest rate	1.7%	1.5% - 2.2%

Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. As of May 2, 2015, 977,500 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months
A summary of the status of the Company’s stock option activity as of May 2, 2015 and changes during the three months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 31, 2015	2,463,000	$4.09	1,206,000	$6.71	826,000	$6.89	450,000	$4.51
Granted	270,000	$6.10	—	$—	—	$—	—	$—
Exercised	(53,000)	$4.44	(30,000)	$2.70	(130,000)	$3.18	(372,000)	$4.57
Forfeited or canceled	(509,000)	$4.33	(103,000)	$7.69	(22,000)	$12.76	(78,000)	$4.23
Balance outstanding, May 2, 2015	2,171,000	$4.27	1,073,000	$6.73	674,000	$7.41	—	$—
Options exercisable at May 2, 2015	1,333,000	$3.98	1,047,000	$6.78	674,000	$7.41	—	$—

The following table summarizes information regarding stock options outstanding at May 2, 2015:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,171,000	$4.27	8.1	$3,550,000	2,118,000	$4.31	8.0	$3,518,000
2004 Incentive:	1,073,000	$6.73	4.1	$267,000	1,071,000	$6.68	4.1	$263,000
2001 Incentive:	674,000	$7.41	3.1	$43,000	674,000	$7.41	3.1	$43,000
Non-Qualified:	—	$—	—	$—	—	$—	—	$—
The weighted average grant-date fair value of options granted in the first three-months of fiscal 2015 and fiscal 2014 was $4.35 and $4.02, respectively. The total intrinsic value of options exercised during the first three-months of fiscal 2015 and fiscal 2014 was $1,397,000 and $0, respectively. As of May 2, 2015, total unrecognized compensation cost related to stock options was $2,544,000 and is expected to be recognized over a weighted average expected life of approximately 2.3 years.

(7) Restricted Stock and Warrant Exercise
Restricted Stock
Compensation expense recorded for the first quarter of fiscal 2015 and fiscal 2014 relating to restricted stock grants was $348,000 and $300,000, respectively. As of May 2, 2015, there was $3,223,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 2.2 years. The total fair value of restricted stock vested during the first three months of fiscal 2015 and fiscal 2014 was $88,000 and $0, respectively.
During the first quarter of fiscal 2015, the Company granted a total of 67,786 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning March 20, 2016. The aggregate market value of the restricted stock at the date of the award was $417,593 and is being amortized as compensation expense over the three-year vesting period.
During the first quarter of fiscal 2015, the Company also granted a total of 106,963 shares of market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. The total grant date fair value was estimated to be $776,865, or $7.26 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.9%, a weighted average expected life of three years and an implied volatility of 54% - 55%. The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
On November 17, 2014, the Company granted 199,790 shares of market-based restricted stock units to its chief executive officer and 79,916 shares of market-based restricted stock units to its chief strategy officer in conjunction with the hiring of these positions. As of May 2, 2015, these market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $1,373,000, or $4.91 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 1.03%, a weighted average expected life of three years and an implied volatility of 60%. Each restricted stock award will vest if at any time during the three-year performance period the closing price of the Company's stock equals or exceeds, for ten consecutive trading days, the following cumulative total shareholder return ("TSR") thresholds:

Cumulative TSR Thresholds	Percentage of Units Vested
< 25%	0%
25%	25%
33%	50%
40%	75%
50%	100%
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
On March 13, 2014, the Company granted a total of 53,000 shares of restricted stock to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning March 13, 2015. The aggregate market value of the restricted stock at the date of the award was $290,000 and is being amortized as compensation expense over the three-year vesting period. During the first quarter of fiscal 2014, the Company also granted a total of 4,000 shares of restricted stock to two new non-management board members as part of the Company's annual director compensation program. Each restricted stock award vested on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $23,500 and was amortized as director compensation expense through June 2014.
A summary of the status of the Company’s non-vested restricted stock activity as of May 2, 2015 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 31, 2015	704,000	$4.54
Granted	175,000	$6.84
Vested	(15,000)	$5.50
Forfeited	(43,000)	$5.57
Non-vested outstanding, May 2, 2015	821,000	$4.96

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
A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share is as follows:

	Three-Month Periods Ended
	May 2, 2015	May 3, 2014
Net income (loss) (a)	$(4,728,000)	$460,000
Weighted average number of shares of common stock outstanding — Basic	56,640,767	49,844,253
Dilutive effect of stock options, non-vested shares and warrants (b)	—	6,496,717
Weighted average number of shares of common stock outstanding — Diluted	56,640,767	56,340,970
Net income (loss) per common share	$(0.08)	$0.01
Net income (loss) per common share — assuming dilution	$(0.08)	$0.01
(a) The net loss for the three-month period ended May 2, 2015 includes costs related to executive and management transition of $2,590,000. The net income for the three-month period ended May 3, 2014 includes costs related to an activist shareholder response of $1,045,000.
(b) For the three-month period ended May 2, 2015, approximately 741,000 incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(9) Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its digital commerce television, online website evine.com and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then place their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United

States. The chief operating decision maker is the Chief Executive Officer of the Company. Certain fiscal 2014 product category amounts in the accompanying table have been reclassified to conform to our fiscal 2015 product group hierarchy.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 2, 2015	May 3, 2014
Jewelry & Watches	$65,809	$68,904
Home & Consumer Electronics	37,110	38,908
Beauty, Health & Fitness	19,525	18,330
Fashion & Accessories	23,329	19,727
All other (primarily shipping & handling revenue)	12,678	13,832
Total	$158,451	$159,701

(10) Income Taxes
At January 31, 2015, the Company had federal net operating loss carryforwards ("NOLs") of approximately $298.5 million, and state NOLs of approximately $188.0 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2034 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership will be limited.  The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the first quarter of fiscal 2015 and fiscal 2014, the income tax provision included a non-cash tax charge of approximately $197,000, relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $591,000 of additional non-cash income tax expense over the remainder of fiscal 2015.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on the Company’s operations or consolidated financial statements.

(12) Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBC Universal Media, LLC ("NBCU") to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly-owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of May 2, 2015, the direct equity ownership of GE Equity in the Company consists of 3,574,106 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.

In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholder right plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. For additional information regarding the Company's arrangements with Comcast, GE, GE Equity and NBCU, see the Company's definitive Proxy Statement on Schedule 14A, filed with the SEC on May 8, 2015.
Asset Acquisition of Dollars Per Minute Inc.
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the EVINE brand and trademark.
The principal stockholders of DPM are Mark Bozek, the Company's Chief Executive Officer, and Russell Nuce, who became the Company's Chief Strategy Officer effective November 17, 2014. At the time of the transaction, DPM had debt outstanding under certain convertible bridge notes issued to several individuals, including Thomas Beers, one of the Company's directors and a trust for which Russell Nuce has a contingent pecuniary interest. As consideration for the purchase of these assets, primarily related to intellectual property, the Company issued 178,842 unregistered shares of its common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014 and paid $20,000 in cash consideration and incurred $39,000 in professional fees associated with acquiring the asset.

(13) Distribution Facility Expansion
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the building was substantially completed, and expanded our current 262,000 square foot facility to an approximately 600,000 square foot facility. The physical building expansion portion of the project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first quarter of fiscal 2016, which is approximately two quarters later than originally anticipated. Total cost of the physical building expansion, new sortation equipment and call center facility is estimated to be approximately $25 million and is being financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. Construction started in the second quarter of fiscal 2014. As of May 2, 2015, we have expended approximately $20 million in cash relating to the Bowling Green expansion initiative with additional cash commitments of approximately $5 million expected to be made during the remainder of fiscal 2015 and primarily funded from the Credit Facility.

(14) Activist Shareholder Response Costs
In October of 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the three-month period ended May 3, 2014 totaling $1,045,000. In conjunction with such activities, the Company recorded total charges to income in fiscal 2014 of $3,518,000, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014. In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder.

(15) Executive and Management Transition Costs
On March 26, 2015, the Company announced the termination and departure of three executive officers, namely its Chief Financial Officer, its Senior Vice President and General Counsel and President. In addition, during the first quarter of fiscal 2015, the Company also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first quarter of fiscal 2015, the Company recorded charges to income for the three months ended May 2, 2015, of $2,590,000, which relates primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2015 executive and management transition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2015.
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to successfully transition our brand name and corporate name; customer acceptance of our new branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under "Risk Factors" in our Form 10-K for our fiscal year ended January 31, 2015 and any additional risk factors identified in our periodic reports since such date; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a digital commerce company that markets, sells and distributes products to consumers through TV, online and mobile devices. We operate a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
Our investor relations website address is evine.com/ir. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. We also make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these filings as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

New Corporate Name and Branding
On November 18, 2014, we announced that we had changed our corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, our NASDAQ trading symbol also changed to EVLV from VVTV. We transitioned from doing business as "ShopHQ" to "EVINE Live" and evine.com on February 14, 2015.

Products and Customers
Products sold on our media channel platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories in an effort to increase revenues and to grow our new and active customer base. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry and watches remained our largest merchandise category in the first quarter of fiscal 2015 as demonstrated in the table below. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the years indicated by product category group. Certain fiscal 2014 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2015 product group hierarchy:

	For the Three-Month
	Periods Ended
	May 2, 2015	May 3, 2014
Merchandise Category
Jewelry & Watches	45%	47%
Home & Consumer Electronics	26%	27%
Beauty, Health & Fitness	13%	13%
Fashion & Accessories	16%	13%
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
Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary merchandise using the online, mobile, social media and our commerce infrastructure, which includes television access to approximately 88 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they are in the mood to shop.
By offering a wider assortment of proprietary merchandise (i.e. product that is not readily available elsewhere), presented in an engaging, entertaining, shopping-centric format, we believe we will attract a larger customer base targeting a broader demographic. At the root of our efforts to attract a larger customer base is a focus on expanding and strengthening our relationships with the brands, personalities and manufacturers with whom we do business.
We believe our comparatively smaller size demands a more “think nimble - act nimble” approach to doing business. This means establishing ourselves as a “launching pad” for new proprietary products delivered by seasoned on-air personalities that can leverage our unique reach on our multiple digital commerce platforms. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
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
 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc., (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings) both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
We anticipate continuing competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Summary Results for the First Quarter of Fiscal 2015
Consolidated net sales for our fiscal 2015 first quarter were $158.5 million compared to $159.7 million for our fiscal 2014 first quarter, which represents a 1% decrease. We reported an operating loss of $3.9 million and net loss of $4.7 million for our fiscal 2015 first quarter. The operating and net loss for the fiscal 2015 first quarter included charges relating to executive and management transition costs totaling $2.6 million. We had operating income of $1.1 million and net income of $460,000 for our fiscal 2014 first quarter. The operating and net income for the fiscal 2014 first quarter included charges relating to activist shareholder response costs totaling $1.0 million.
Executive and Management Transition Costs
On March 26, 2015, we announced the termination and departure of three executive officers, namely our Chief Financial Officer, Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, we also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first quarter of fiscal 2015, we recorded charges to income for the three-months ended May 2, 2015, of approximately $2.6 million, which relates primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2015 executive and management transition.
Activist Shareholder Response Costs
In October 2013, we received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. We retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, we recorded charges to income for the fiscal 2014 first quarter totaling $1.0 million. In conjunction with such activities, the Company recorded total charges to income in fiscal 2014 of approximately $3.5 million, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014. In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%

Gross margin	36.2%	37.6%
Operating expenses:
Distribution and selling	32.1%	31.1%
General and administrative	3.6%	3.7%
Depreciation and amortization	1.3%	1.4%
Activist shareholder response costs	—%	0.6%
Executive and management transition costs	1.6%	—%
	38.6%	36.8%
Operating income (loss)	(2.4)%	0.8%

Key Performance Metrics

	For the Three-Month
	Periods Ended
	May 2, 2015	May 3, 2014	Change
Program Distribution
Total homes (average 000's)	88,303	87,034	1%
Merchandise Metrics
Gross margin %	36.2%	37.6%	-140 bps
Net shipped units (000's)	2,230	1,913	17%
Average selling price	$65	$76	(14)%
Return rate	20.3%	22.2%	-190 bps
Online net sales % (a)	45.2%	44.7%	50 bps
Total Customers - 12 Month Rolling (000's)	1,437	1,402	2%
(a) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 1% in the first quarter of fiscal 2015 over the comparable prior year quarter, resulting in a 1.3 million increase in average homes reached during that same period. The increase was driven primarily by increases in our footprint as we expanded into more widely distributed digital tiers of service. We have made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. As of May 2, 2015, our up-converted HD feed is carried in approximately 12 million households. We believe that having an HD feed of our service allows us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our online website, evine.com, and is also available on all mobile channels, which are not included in the foregoing data on homes reached.
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
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2015 first quarter increased 17% from the prior year comparable quarter to approximately 2.2 million from 1.9 million. We believe the increase in net shipped units during the first three months of fiscal 2015 reflects the continued broadening of our merchandising assortment, particularly by the strong performances of our fashion & accessories and beauty, health & fitness product categories, and the decline in our average selling price.
Average Selling Price
The average selling price, ("ASP"), per net unit was $65 in the fiscal 2015 first quarter, a 14% decrease from the prior year quarter. The decrease in the ASP, which is a key component in our customer acquisition efforts as it drives impulse shopping and increases repeat customers, continues to reflect strong growth within our fashion & accessories and beauty, health & fitness categories, which typically have lower average selling prices, as well as a general shift to lower price points in other merchandise categories. The decrease in our ASP is consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience.
Return Rates
For the three months ended May 2, 2015, our return rate was 20.3% compared to 22.2% for the comparable prior year quarter, a 190 basis point decrease. The decrease in the return rate was driven by rate decreases across all merchandise categories, with jewelry & watches and home & consumer electronics having the most impact. We believe that the decreases in the category return rates were also driven by the decrease in ASP as described above. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months increased 2% to approximately 1.4 million over prior year. We believe the increase in total customers is primarily due to continued broadening of our product assortment at lower price points as well as a product mix shift from the watches and consumer electronics categories to the fashion & accessories and home product categories.
Net Sales
Consolidated net sales for the fiscal 2015 first quarter were approximately $158.5 million as compared with $159.7 million for the comparable prior year quarter, a 1% decrease. The decrease in quarterly consolidated net sales was driven primarily by decreased shipping and handling revenue as a result of increased promotional shipping offers made during the quarter to remain competitive. In addition, we also experienced sales decreases in our watch product category as a result of reduced airtime allocated to watches during the quarter in order to launch certain proprietary brands along with lower watch average selling prices. We also experienced reduced productivity with respect to our home textile product category stemming from a targeted clearance effort made during the quarter which also contributed to a decrease in net sales. These decreases were partially offset by sales increases in our fashion & accessories, jewelry and beauty categories. Our online sales penetration, that is, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 45.2% compared to 44.7%, respectively, for the first quarter of fiscal 2015 compared to fiscal 2014. Overall, we continue to deliver strong online sales penetration. We believe the increase in penetration during the period was driven by higher mobile sales as a result of our new mobile site and application launched late in fiscal 2014. Our mobile penetration increased to 39.6% of total online orders in the first quarter of 2015, versus 31.5% of total online orders for the comparable prior year period.
Gross Profit
Gross profit for the fiscal 2015 first quarter and fiscal 2014 first quarter was approximately $57.3 million and $60.0 million, respectively, a decrease of $2.7 million, or 5%. The decrease in the gross profits experienced during the first quarter of fiscal 2015 was primarily driven by the year-over-year sales decreases discussed above and by lower gross margin percentages experienced. Gross margin percentages for the first quarters of fiscal 2015 and fiscal 2014 were 36.2% and 37.6%, respectively, a 140 basis point decrease. The decrease in the first quarter gross margin percentage reflects lower margins from shipping and handling due to increased shipping promotions (as discussed above), as well as higher freight costs experienced during the quarter as a result of increased costs associated with dimensional weight-based shipping freight increases. In addition, we also experienced reduced margins with respect to our home textile product category due to a targeted clearance effort made during the quarter.
Operating Expenses
Total operating expenses for the fiscal 2015 first quarter were approximately $61.2 million compared to $59.0 million for the comparable prior year period, an increase of 4%. Total operating expenses as a percentage of net sales were 38.6% and 36.8% during the first quarters of fiscal 2015 and fiscal 2014, respectively. Total operating expenses for the first quarter includes executive and management transition costs of $2.6 million, while total operating expenses for the first quarter of fiscal 2014 includes activist shareholder response costs of $1.0 million. Excluding executive and management transition costs and activist shareholder response costs, total operating expenses as a percentage of net sales were 37% and 36% during the first quarters of fiscal 2015 and fiscal 2014, respectively.
Distribution and selling expense increased $1.1 million, or 2%, to $50.8 million, or 32.1% of net sales during the fiscal 2015 first quarter compared to $49.7 million, or 31.1% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to increased program distribution expense of $630,000 relating to a 1% increase in average homes reached during the quarter. The increase over the prior year quarter was also due to increases in customer service and telecommunication expenses of $240,000, variable credit card processing fees and other credit expenses of $207,000, online selling expenses of $202,000 and remote production expenses of $125,000, partially offset by decreased salaries, wages and accrued incentive compensation costs of $326,000 and share-based compensation expenses of $124,000. Total variable expenses during the first quarter of fiscal 2015 were approximately 9.7% of total net sales versus 8.4% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the first quarter of fiscal 2015 was primarily due to a 17% increase in our first quarter net shipped units coupled with a decrease in consolidated net sales and the decline in our average selling price during the quarter.
To the extent that our average selling price continues to decline, our variable expense as a percentage of net sales could continue to increase as the number of our shipped units increase. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by growth in the number of average homes reached or by rate changes associated with improvements in our channel position.
General and administrative expense for the fiscal 2015 first quarter decreased $200,000, or 7% to approximately $5.7 million or 3.6% of net sales, compared to $5.9 million or 3.7% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the first quarter primarily as a result of decreased salary and accrued incentive compensation expenses of $389,000 and decreased share-based compensation expense of $253,000, partially offset by increased costs associated with leased software and maintenance contracts of $242,000, costs related to the rebranding to EVINE Live of $115,000 and $48,000 in professional and legal fees.
Depreciation and amortization expense for the fiscal 2015 first quarter was approximately $2.1 million compared to $2.3 million for the comparable prior year period, representing a decrease of $137,000 or 6%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended May 2, 2015 and May 3, 2014 was 1.3% and 1.4%, respectively. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $143,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year.

Operating Income (Loss)
For the fiscal 2015 first quarter, we reported an operating loss of approximately $3.9 million compared to operating income of $1.1 million for the fiscal 2014 first quarter, a decrease of $5.0 million. Our operating results for the first quarter of fiscal 2015 declined primarily as a result of decreased gross profit, an increase in distribution and selling and executive and management transition costs, offset by a decrease in general and administrative and activist shareholder response costs incurred during the quarter (as noted above).
Net Income (Loss)
For the fiscal 2015 first quarter, we reported a net loss of approximately $4.7 million or $0.08 per share on 56,640,767 weighted average basic common shares outstanding compared with net income of $460,000 or $0.01 per share on 49,844,253 weighted average basic common shares outstanding ($0.01 per share on 56,340,970 diluted shares) in the fiscal 2014 first quarter. Net loss for the first quarter of fiscal 2015 includes executive and management transition costs of $2.6 million and interest expense of $598,000, offset by interest income totaling $2,000 earned on our cash and investments. Net loss for the first quarter of fiscal 2014 includes costs related to an activist shareholder response of approximately $1.0 million and interest expense of $391,000.
For the first quarter of fiscal 2015, net loss reflects an income tax provision of $205,000. The fiscal 2015 first quarter tax provision included a non-cash expense charge of approximately $197,000, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $591,000 over the remainder of fiscal 2015.
For the first quarter of fiscal 2014, net loss reflects an income tax provision of $201,000, which included a non-cash tax expense charge of $197,000, related to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2015 first quarter was $1.6 million compared with Adjusted EBITDA of $5.5 million for the fiscal 2014 first quarter.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows, in thousands:

	For the Three-Month
	Periods Ended
	May 2, 2015	May 3, 2014
Adjusted EBITDA (a)	$1,579	$5,513
Less:
Activist shareholder response costs	—	(1,045)
Executive and management transition costs	(2,590)	—
Non-cash share-based compensation expense	(609)	(1,044)
EBITDA (as defined)	(1,620)	3,424
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(1,620)	3,424
Adjustments:
Depreciation and amortization	(2,307)	(2,372)
Interest income	2	—
Interest expense	(598)	(391)
Income taxes	(205)	(201)
Net income (loss)	$(4,728)	$460
(a) EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses), non-cash impairment charges and writedowns; activist shareholder response costs, executive and management transition costs and non-cash share-based compensation expense.
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
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2014 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."
Recently Issued Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements.
Financial Condition, Liquidity and Capital Resources
As of May 2, 2015, we had cash and cash equivalents of approximately $16.1 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial letters of credit remain outstanding. In addition, under the amended Credit Facility, we are required to maintain a minimum of $10.0 million of unrestricted cash and unused line availability at all times. As our unused line availability is greater than $10.0 million at May 2, 2015, no additional cash is required to be restricted. As of January 31, 2015, we had cash and cash equivalents of approximately $19.8 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial letters of credit. For the first three months of fiscal 2015, working capital decreased $362,000 to $80.6 million. Our current ratio (our total current assets over total current liabilities) was 1.8 at May 2, 2015 and 1.7 at January 31, 2015.

Sources of Liquidity
Our principal source of liquidity is our available cash of $16.1 million as of May 2, 2015. At May 2, 2015, our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into the Credit Facility with PNC, as lender and agent. The Credit Facility was most recently amended on March 6, 2015 at which time Private Bank was added to the facility. The Credit Facility provides a revolving line of credit of $75.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $15.0 million upon certain conditions being met.
All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the Credit Facility are equal to the lesser of $75.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.
The revolving line of credit under the Credit Facility bears interest at LIBOR plus 3% per annum. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on base rate loans and 5% to 6% on LIBOR rate loans based on the Company’s leverage ratio as demonstrated in its audited financial statements. As of May 2, 2015, the Company had borrowings of $45.0 million under its revolving line of credit. The Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of May 2, 2015, $15.0 million has been drawn against the term loan to fund the expansion initiative of which $2.0 million was classified as current in the accompanying balance sheet. Remaining capacity under our amended revolving line of credit is currently $30.0 million, of which $3.0 million is earmarked for our distribution facility expansion with the balance providing liquidity for working capital and general corporate purposes.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the current fiscal year ending January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16.0 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
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
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the building was substantially completed, and expanded our facility from a 262,000 square foot facility to an approximate 600,000 square foot facility. The physical building expansion portion of the project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first quarter of fiscal 2016, which is approximately two quarters later than originally anticipated. Total cost of the physical building expansion, new sortation equipment and call center facility is estimated to be approximately $25.0 million and will be financed with our expanded Credit Facility. Construction started in the second quarter of fiscal 2014 with total cumulative cash payments of $20 million made through May 2, 2015. Future cash payments of approximately $5 million are expected to be made during the remainder of fiscal 2015.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our Credit Facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements and payments required under our Credit Facility and operating leases totaling approximately $360.0 million over the next five fiscal years.
For the three months ended May 2, 2015, net cash used for operating activities totaled approximately $4.4 million compared to $1.5 million for the comparable fiscal 2014 period. Net cash used for operating activities for the fiscal 2015 and 2014 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash used by operating activities for the three months ended May 2, 2015 reflects decreases in accounts receivable and accounts payable and accrued liabilities, offset by an increase in inventories and prepaid expenses.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of higher sales levels during the first half of fiscal 2015. Accounts payable and accrued liabilities decreased during the first three months of fiscal 2015 primarily due to decreased inventory receipts compared to our seasonal high fourth quarter, the timing of payments made to vendors and a decrease in accrued incentive compensation and employee benefit contributions following payments made during the first quarter of fiscal 2015.
Net cash used for investing activities totaled approximately $8.1 million for the first three months of fiscal 2015 compared to net cash used for investing activities of $2.6 million for the comparable fiscal 2014 period. For the three months ended May 2, 2015 and May 3, 2014, expenditures for property and equipment were approximately $8.1 million and $2.6 million, respectively. The increase in the capital expenditures from fiscal 2014 to fiscal 2015 primarily relate to expenditures totaling $4.8 million made during the first quarter of fiscal 2015 in connection with our distribution facility expansion. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; the continuation of our significant warehousing expansion effort and related equipment improvements at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled approximately $8.7 million for the three months ended May 2, 2015 and related primarily to proceeds from the revolving loan under the Credit Facility of $4.3 million, proceeds from the term loan under the Credit Facility of $2.8 million and proceeds from the exercise of stock option of $2.4 million, partially offset by payments for deferred Credit Facility issuance costs of $160,000, payments on the term loan of $647,000 and capital lease payments of $13,000. Net cash used for financing activities totaled $44,000 for the three months ended May 3, 2014 and related to payments totaling $32,000 for deferred issuance costs incurred in connection with increasing our Credit Facility and capital lease payments totaling $12,000.

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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of EVINE Live Inc.'s Annual Report on Form 10-K for the year ended January 31, 2015, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report with the exception of the item noted below.
If the implementation and installation of our new warehouse management system were to be further delayed or not be successful, we could have potential shipping delays resulting in slower shipments to our customers and increased costs, both of which could have a negative effect on our overall operating results.
In conjunction with our Bowling Green, Kentucky distribution center expansion effort, we are implementing and installing a new parcel sortation system coupled with a new warehouse management system. These new systems are expected to be phased into production through the first quarter of fiscal 2016, which is approximately two quarters later than originally anticipated. While the benefits expected to be achieved from the implementation of our new warehouse management system include an increase in our shipping capacity, an improvement in our operating efficiency and inventory accuracy and an expansion of our parcel sortation capabilities, such benefits may not be immediately realized, if they are realized at all. As we transition and implement our new warehouse management system, risks related to a continued delay or problematic implementation could include the following: extended shipping inefficiencies which would further increase our variable and other costs especially during our high-volume holiday season; an increase in shipping costs as a result of the need to “split-ship” if implementation is delayed for an extended period of time; and warehouse capacity constraints if the new system were not to work properly upon conversion. If the implementation and installation of our new warehouse management system is further delayed, not successful or does not result in the benefits that we expect, we could have potential shipping delays resulting in slower shipments to our customers, which, could result in canceled orders or a negative impact on our service reputation, among other things. For these reasons, any extended delays in the implementation or installation of these systems or the failure of these systems to achieve their expected benefits could have a negative effect on our overall operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company made during the three months ended May 2, 2015, by the Company or on behalf of the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2015 through February 28, 2015	—	N/A	—	$—
March 1, 2015 through April 4, 2015	4,280	$5.71	—	$—
April 5, 2015 through May 2, 2015	—	N/A	—	$—
Total	4,280	$5.71	—	$—
(1) The purchases in this column include 4,280 shares that were repurchased by the Company to satisfy tax withholding obligations related to vesting of restricted stock.

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

EVINE Live Inc.
May 27, 2015	/s/ MARK C. BOZEK
Mark C. Bozek
Chief Executive Officer (Principal Executive Officer)

May 27, 2015	/s/ TIMOTHY PETERMAN
Timothy Peterman
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Separation Agreement by and between the Registrant and George Ayd dated May 11, 2015	Filed herewith †

10.2	Separation Agreement by and between the Registrant and William McGrath dated May 4, 2015	Filed herewith †

10.3
Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 6, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent, and certain other lenders
Incorporated by reference (3)

10.4	Employment Offer Letter, dated March 20, 2015, by and between the Registrant and Tim Peterman	Incorporated by reference (4) †

10.5	Employment Offer Letter, dated April 6, 2015, by and between the Registrant and Penny Burnett	Incorporated by reference (5) †

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

† Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 17, 2014, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 14, 2014, filed on June 20, 2014, File No. 000-20243.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 6, 2015, filed on March 9, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 26, 2015, filed on March 26, 2015, File No. 000-20243.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2015, filed on April 15, 2015, File No. 000-20243.