Form 10-Q
period 2015-08-01
EVINE Live Inc.
filed 2015-08-28
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	August 1, 2015
Commission File Number 0-20243
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 26, 2015, there were 57,125,435 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 1, 2015

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	August 1, 2015	January 31, 2015
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$14,073	$19,828
Restricted cash and investments	2,100	2,100
Accounts receivable, net	91,954	112,275
Inventories	59,311	61,456
Prepaid expenses and other	6,449	5,284
Total current assets	173,887	200,943
Property & equipment, net	50,790	42,759
FCC broadcasting license	12,000	12,000
Other assets	1,975	1,989
	$238,652	$257,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,221	$81,457
Accrued liabilities	34,307	36,683
Current portion of long term credit facility	2,143	1,736
Deferred revenue	85	85
Total current liabilities	98,756	119,961
Capital lease liability	9	36
Deferred revenue	207	249
Deferred tax liability	2,340	1,946
Long term credit facility	56,709	50,971
Total liabilities	158,021	173,163
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 100,000,000 shares authorized; 57,125,435 and 56,448,663 shares issued and outstanding	571	564
Additional paid-in capital	422,718	418,846
Accumulated deficit	(342,658)	(334,882)
Total shareholders' equity	80,631	84,528
	$238,652	$257,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$161,061	$156,587	$319,512	$316,288
Cost of sales	102,205	96,152	203,351	195,847
Gross profit	58,856	60,435	116,161	120,441
Operating expense:
Distribution and selling	51,357	50,110	102,156	99,839
General and administrative	6,391	6,776	12,103	12,688
Depreciation and amortization	2,107	2,163	4,238	4,431
Executive and management transition costs	205	2,620	2,795	2,620
Distribution facility consolidation and technology upgrade costs	972	—	972	—
Activist shareholder response costs	—	2,473	—	3,518
Total operating expense	61,032	64,142	122,264	123,096
Operating loss	(2,176)	(3,707)	(6,103)	(2,655)
Other income (expense):
Interest income	2	6	4	6
Interest expense	(669)	(387)	(1,267)	(778)
Total other expense	(667)	(381)	(1,263)	(772)
Loss before income taxes	(2,843)	(4,088)	(7,366)	(3,427)
Income tax provision	(205)	(201)	(410)	(402)
Net loss	$(3,048)	$(4,289)	$(7,776)	$(3,829)
Net loss per common share	$(0.05)	$(0.08)	$(0.14)	$(0.08)
Net loss per common share — assuming dilution	$(0.05)	$(0.08)	$(0.14)	$(0.08)
Weighted average number of common shares outstanding:
Basic	57,092,654	52,199,792	56,866,711	51,022,023
Diluted	57,092,654	52,199,792	56,866,711	51,022,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED AUGUST 1, 2015
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 31, 2015	56,448,663	$564	$418,846	$(334,882)	$84,528
Net loss	—	—	—	(7,776)	(7,776)
Common stock issuances pursuant to equity compensation plans	676,772	7	2,496	—	2,503
Share-based payment compensation	—	—	1,376	—	1,376
BALANCE, August 1, 2015	57,125,435	$571	$422,718	$(342,658)	$80,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six-Month
	Periods Ended
	August 1, 2015	August 2, 2014
OPERATING ACTIVITIES:
Net loss	$(7,776)	$(3,829)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,707	4,641
Share-based payment compensation	1,376	2,918
Amortization of deferred revenue	(42)	(43)
Amortization of deferred financing costs	144	102
Deferred income taxes	394	393
Changes in operating assets and liabilities:
Accounts receivable, net	20,321	14,414
Inventories	2,145	(1,170)
Prepaid expenses and other	(1,122)	(399)
Accounts payable and accrued liabilities	(20,709)	(19,182)
Net cash used for operating activities	(562)	(2,155)
INVESTING ACTIVITIES:
Property and equipment additions	(13,628)	(6,138)
Net cash used for investing activities	(13,628)	(6,138)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(186)	(300)
Payments on capital leases	(27)	(26)
Proceeds from issuance of revolving loan	4,300	—
Proceeds from issuance of term loan	2,849	—
Payments on term loan	(1,004)	—
Proceeds from exercise of stock options	2,503	232
Net cash provided by (used for) financing activities	8,435	(94)
Net decrease in cash	(5,755)	(8,387)
BEGINNING CASH	19,828	29,177
ENDING CASH	$14,073	$20,790
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,084	$676
Income taxes paid	$33	$22
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$1,100	$643
Deferred issuance costs included in accrued liabilities	$12	$—
Non-cash warrant exercise	$—	$533

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 1, 2015
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a digital commerce company that offers a mix of proprietary and name brands directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. The Company operates a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which it offers brand name and proprietary products in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. Orders are taken via telephone, online and mobile channels. The television network is distributed into approximately 88 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live online at evine.com and is also available on mobile channels. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 31, 2015 has been derived from the Company's audited financial statements for the fiscal year ended January 31, 2015. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 31, 2015. Operating results for the six-month period ended August 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2014, ended on January 31, 2015, and consisted of 52 weeks. Fiscal 2015 will end on January 30, 2016, and will contain 52 weeks. The quarters ended August 1, 2015 and August 2, 2014 each consisted of 13 weeks.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance, also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In July 2015, the Financial Accounting Standards Board approved a one year deferral of the effective date of ASU 2014-09. The standard will now become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.
In April 2015, the Financial Accounting Standards Board issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2015-03 on our consolidated financial statements.
In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 330 (ASU No 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements.

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
As of August 1, 2015 and January 31, 2015 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of August 1, 2015 and January 31, 2015 the Company also had a long-term variable rate Credit Facility with carrying values of $58,852,000 and $52,707,000, respectively. As of August 1, 2015 and January 31, 2015, respectively, $2,143,000 and $1,736,000 was classified as current. The fair value of the variable rate Credit Facility approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	August 1, 2015		January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
EVINE trademark	15	$1,103,000	$(43,000)	$1,103,000	$(18,000)
Total finite-lived intangible assets		$1,103,000	$(43,000)	$1,103,000	$(18,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
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
Amortization expense related to the EVINE trademark license was $18,000 and $25,000 for the three and six month periods ended August 1, 2015.

(5) Credit Facility
The Company's long-term credit facility consists of:

	August 1, 2015	January 31, 2015
Credit Facility
Revolving loan	$45,000,000	$40,700,000
Term loan	13,852,000	12,007,000
Total long-term credit facility	58,852,000	52,707,000
Less current portion of long-term credit facility	(2,143,000)	(1,736,000)
Long-term credit facility, excluding current portion	$56,709,000	$50,971,000
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
The revolving line of credit under the Credit Facility bears interest at LIBOR plus 3% per annum. The term loan bears interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus until January 31, 2015, a margin of 5% on the Base Rate and 6% on the LIBOR Rate and then the margin adjusts each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its financial statements. As of August 1, 2015, the Company had borrowings of $45.0 million under its revolving credit facility. Remaining capacity under the revolving credit facility as of August 1, 2015 is $28.0 million, of which approximately $3.0 million is earmarked for our distribution facility expansion, with the balance providing liquidity for working capital and general corporate purposes. The Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of August 1, 2015, there was approximately $13.9 million outstanding under the Credit Facility term loan of which $2.1 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ending January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 0.5% if terminated on or before May 1, 2016; and no fee if terminated after May 1, 2016. Interest expense recorded under the Credit Facility for the three- and six-month periods ended August 1, 2015 was $668,000, and $1,260,000, respectively and $383,000 and $774,000 for the three- and six-month periods ended August 2, 2014, respectively.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability was greater than $10.0 million at August 1, 2015, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16.0 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the Credit Facility totaling $877,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility.
The aggregate maturities of the Company's long-term Credit Facility as of August 1, 2015 is as follows:

	Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2015	$1,072,000	$—	$1,072,000
2016	2,143,000	—	2,143,000
2017	2,143,000	—	2,143,000
2018	8,494,000	45,000,000	53,494,000
2019	—	—	—
	$13,852,000	$45,000,000	$58,852,000

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for the second quarters of fiscal 2015 and fiscal 2014 related to stock option awards was $326,000 and $1,319,000, respectively. Stock-based compensation expense for the first six-months of fiscal 2015 and fiscal 2014 related to stock option awards was $587,000 and $2,063,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of August 1, 2015, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under the plan include restricted and unrestricted stock, restricted stock units, incentive and non-statutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are non-statutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2015	Fiscal 2014
Expected volatility	76 - 82%	97% - 98%
Expected term (in years)	6 years	5 - 6 years
Risk-free interest rate	1.7% - 1.9%	1.5% - 2.2%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. As of August 1, 2015, 953,127 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and was amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months
A summary of the status of the Company’s stock option activity as of August 1, 2015 and changes during the six months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 31, 2015	2,463,000	$4.09	1,206,000	$6.71	826,000	$6.89	450,000	$4.51
Granted	295,000	$5.77	—	$—	—	$—	—	$—
Exercised	(78,000)	$4.30	(30,000)	$2.70	(385,000)	$5.44	(372,000)	$4.57
Forfeited or canceled	(609,000)	$4.08	(333,000)	$7.52	(22,000)	$12.76	(78,000)	$4.23
Balance outstanding, August 1, 2015	2,071,000	$4.32	843,000	$6.53	419,000	$7.91	—	$—
Options exercisable at August 1, 2015	1,264,000	$3.95	825,000	$6.57	419,000	$7.91	—	$—

The following table summarizes information regarding stock options outstanding at August 1, 2015:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,071,000	$4.32	7.9	$17,000	2,022,000	$4.30	7.7	$16,000
2004 Incentive:	843,000	$6.53	3.4	$7,000	842,000	$6.47	3.4	$7,000
2001 Incentive:	419,000	$7.91	2.7	$—	419,000	$7.91	2.7	$—
Non-Qualified:	—	$—	—	$—	—	$—	—	$—
The weighted average grant-date fair value of options granted in the first six-months of fiscal 2015 and fiscal 2014 was $4.10 and $3.75, respectively. The total intrinsic value of options exercised during the first six-months of fiscal 2015 and fiscal 2014 was $1,441,000 and $842,000, respectively. As of August 1, 2015, total unrecognized compensation cost related to stock options was $2,251,000 and is expected to be recognized over a weighted average expected life of approximately 2.1 years.

(7) Restricted Stock and Warrant Exercise
Restricted Stock
Compensation expense recorded for the second quarter of fiscal 2015 and fiscal 2014 relating to restricted stock grants was $442,000 and $555,000, respectively. Compensation expense recorded for the first six-months of fiscal 2015 and fiscal 2014 relating to restricted stock grants was $789,000 and $855,000, respectively. As of August 1, 2015, there was $3,314,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.9 years. The total fair value of restricted stock vested during the first six months of fiscal 2015 and fiscal 2014 was $249,000 and $518,000, respectively.
During the second quarter of fiscal 2015, the Company granted a total of 182,334 shares of restricted stock to eight non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $520,000 and is being amortized as director compensation expense over the twelve-month vesting period. During the second quarter of fiscal 2015, the Company also granted a total of 26,810 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning in May 2016. The aggregate market value of the restricted stock at the date of the award was $158,000 and is being amortized as compensation expense over the three-year vesting period.
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
On November 17, 2014, the Company granted 199,790 shares of market-based restricted stock units to its chief executive officer and 79,916 shares of market-based restricted stock units to its chief strategy officer in conjunction with the hiring of these positions. As of August 1, 2015, these market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $1,373,000, or $4.91 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 1.03%, a weighted average expected life of three years and an implied volatility of 60%. Each restricted stock award will vest if at any time during the three-year performance period the closing price of the Company's stock equals or exceeds, for ten consecutive trading days, the following cumulative total shareholder return ("TSR") thresholds:

Cumulative TSR Thresholds	Percentage of Units Vested
< 25%	0%
25%	25%
33%	50%
40%	75%
50%	100%
On June 18, 2014, the Company granted a total of 56,000 shares of restricted stock to seven non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $281,000 and was amortized as director compensation expense over the twelve-month vesting period.
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
A summary of the status of the Company’s non-vested restricted stock activity as of August 1, 2015 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 31, 2015	704,000	$4.54
Granted	384,000	$4.88
Vested	(71,000)	$5.12
Forfeited	(79,000)	$4.86
Non-vested outstanding, August 1, 2015	938,000	$4.61
Warrant Exercise
On June 24, 2014, GE Capital Equity Investments, Inc. ("GE Equity") exercised its common stock purchase warrant in a cashless exercise acquiring 5,058,741 shares of the Company's common stock. The warrant was issued in connection with the issuance of the Company's Series B Redeemable Preferred Stock in February 2009. See Note 12 for information about a recent SEC filing made by GE Equity regarding the proposed sale of the shares owned by GE Equity.

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net loss (a)	$(3,048,000)	$(4,289,000)	$(7,776,000)	$(3,829,000)
Weighted average number of shares of common stock outstanding — Basic	57,092,654	52,199,792	56,866,711	51,022,023
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	57,092,654	52,199,792	56,866,711	51,022,023
Net loss per common share	$(0.05)	$(0.08)	$(0.14)	$(0.08)
Net loss per common share — assuming dilution	$(0.05)	$(0.08)	$(0.14)	$(0.08)
(a) The net loss for the three and six-month periods ended August 1, 2015 includes costs related to executive and management transition of $205,000 and $2,795,000, respectively, and distribution facility consolidation and technology upgrade costs totaling $972,000 for the three and six-month periods ended August 1, 2015. The net loss for the three and six-month periods ended August 2, 2014 includes costs related to an activist shareholder response of $2,473,000 and $3,518,000, respectively, and costs related to executive and management transition of $2,620,000 for the three and six-month periods ended August 2, 2014.
(b) For the three and six-month periods ended August 1, 2015, approximately -0- and 148,000 incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the three and six-month periods ended August 2, 2014, approximately 3,891,000 and 5,182,000 incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

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

Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Jewelry & Watches	$62,044	$61,212	$127,852	$130,116
Home & Consumer Electronics	31,682	36,036	68,793	74,944
Beauty	22,640	18,380	42,165	36,710
Fashion & Accessories	30,714	26,335	54,042	46,062
All other (primarily shipping & handling revenue)	13,981	14,624	26,660	28,456
Total	$161,061	$156,587	$319,512	$316,288

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
In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. Currently, the limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership is limited.  In addition, if the Company were to experience another ownership change, as defined by Sections 382 and 383, its ability to utilize its NOL's could be further substantially limited and depending on the severity of the annual NOL limitation, the Company could permanently lose its ability to use a significant amount of its accumulated NOL's. The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the second quarters of fiscal 2015 and fiscal 2014, the income tax provision included a non-cash tax charge of approximately $197,000 and $196,000, respectively, relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. For the first six-months of fiscal 2015 and fiscal 2014, the income tax provision included a non-cash charge of approximately $394,000 and $393,000, respectively. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $394,000 of additional non-cash income tax expense over the remainder of fiscal 2015.
Shareholder Rights Plan
During the second quarter of fiscal 2015, the Company adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date, and on July 13, 2015, the Company entered into a Shareholder Rights Plan (the “Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit.
The Rights initially trade together with the common stock and are not exercisable. Subject to certain exceptions specified in the Plan, the Rights will separate from the common stock and become exercisable following (i) the tenth calendar day after a public announcement or filing that a person or group has become an “Acquiring Person,” which is defined as a person who has acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the common stock then outstanding, subject to certain exceptions, or (ii) the tenth calendar day (or such later date as may be determined by the board of directors) after any person or group commences a tender or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle its holders (other than such Acquiring Person) to purchase one Unit at a price of $9.00 per Unit. A Unit is intended to give the shareholder approximately the same dividend, voting and liquidation rights as would one share of Common Stock, and should approximate the value of one share of Common Stock. At any time after a person becomes an Acquiring Person, the board of directors may exchange all or part of the outstanding Rights (other than those held by an Acquiring Person) for shares of common stock at an exchange rate of one share of common stock (and, in certain circumstances, a Unit) for each Right. The Company will promptly give public notice of any exchange (although failure to give notice will not affect the validity of the exchange).
The Rights will expire upon certain events described in the Plan, including the close of business on the earlier of the first anniversary of the date of the Plan or the date of the Company’s 2016 annual meeting of shareholders, if the Plan has not been approved by the Company’s shareholders, or the close of business on the date of the third annual meeting of shareholders following the last annual meeting of shareholders of the Company at which the Plan was most recently approved by shareholders, unless the Plan is re-approved by shareholders at that third annual meeting of shareholders.  However, in no event will the Plan will expire later than the close of business on July 13, 2025. Until the close of business on the tenth calendar day after the day a public announcement or a filing is made indicating that a person or group has become an Acquiring Person, the Company may in its sole and absolute discretion amend the Rights or the Plan agreement without the approval of any holders of the Rights or shares of common stock in any manner, including without limitation, amendments that increase or decrease the purchase price or redemption price or accelerate or extend the final expiration date or the period in which the Rights may be redeemed. The Company may also amend the Plan after the close of business on the tenth calendar day after the day such public announcement or filing is made to cure ambiguities, to correct defective or inconsistent provisions, to shorten or lengthen time periods under the Plan or in any other manner that does not adversely affect the interests of holders of the Rights. No amendment of the Plan may extend its expiration date.
In connection with the issuance of the Plan, the Company incurred $364,000 of professional fees, included within general and administrative expense, during the second quarter of fiscal 2015.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on the Company’s operations or consolidated financial statements.

(12) Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBC Universal Media, LLC ("NBCU") to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly-owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of August 1, 2015, the direct equity ownership of GE Equity in the Company consists of 3,545,049 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholder rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. For additional information regarding arrangements between the Company and Comcast, GE, GE Equity and NBCU, see the Company's definitive Proxy Statement on Schedule 14A, filed with the SEC on May 8, 2015.
On July 9, 2015, the Company entered into a letter agreement with GE Equity pursuant to which GE Equity consented to the Company’s adoption of the Plan in consideration for the Company’s agreement to provide GE Equity, NBCU and certain of their respective affiliates with exemptions from the Plan described in Note 10 above. GE’s consent was required pursuant to the terms of an Amended and Restated Shareholder Agreement dated as of February 25, 2009, among the Company, GE Equity and NBC Universal, Inc., the predecessor of NBCU (the “Shareholder Agreement”). This discussion is a summary of the terms of the letter agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the letter agreement, a copy of which is attached as Exhibit 10.1 and is incorporated herein by reference.

In the letter agreement, the Company agreed that if any of GE Equity, NBCU or any of their respective affiliates that holds shares of the Company’s common stock from time to time (each a “Grandfathered Investor”) sells or otherwise transfers shares of Company common stock currently owned by such Grandfathered Investor to any third party identified to the Company in writing (any such third party, a “Exempt Purchaser”), the Company will take all actions necessary under the Plan so that such third party will not be deemed an Acquiring Person (as defined in the Plan) by virtue of the acquisition of such shares. The Company further agreed that, subject to certain limitations, upon request of any Grandfathered Investor or Exempt Purchaser, and in connection with a transfer by such Grandfathered Investor or Exempt Purchaser of shares of the Company’s common stock to an Exempt Purchaser, the Company will enter into an agreement with the acquiring Exempt Purchaser granting such acquiring Exempt Purchaser substantially the same rights as set forth above with respect to any sale of the Company’s outstanding shares of common stock to any other third party. Additionally, the Company agreed that without the consent of any Grandfathered Investor that is an affiliate of GE Equity and any Grandfathered Investor that is an affiliate of NBCU, the Company will not (i) amend the Plan in any material respect, other than to accelerate the Expiration Date or the Final Expiration Date, (ii) adopt another shareholders' rights plan or (iii) amend the letter agreement.
As of August 1, 2015, Comcast, through NBCU, held approximately 12.5% of the Company’s outstanding common stock and GE Equity held approximately 6.2% of the Company’s outstanding common stock. Consequently, the letter agreement with GE Equity may significantly limit the Company’s ability to grant exemptions from the Plan to other shareholders.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, L.P. ("ASF Radio") entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of the Company's common stock, which is all of the shares GE Equity currently owns, to ASF Radio for $2.15 per share. The closing of the sale is subject to certain conditions and is scheduled for October 15, 2015. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company.
Asset Acquisition of Dollars Per Minute Inc.
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the EVINE brand and trademark.
The principal stockholders of DPM are Mark Bozek, the Company's Chief Executive Officer, and Russell Nuce, who became the Company's Chief Strategy Officer effective November 17, 2014. At the time of the transaction, DPM had debt outstanding under certain convertible bridge notes issued to several individuals, including Thomas Beers, one of the Company's directors and a trust in which Russell Nuce has a contingent pecuniary interest. As consideration for the purchase of these assets, primarily related to intellectual property, the Company issued 178,842 unregistered shares of its common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014 and paid $20,000 in cash consideration and incurred $39,000 in professional fees associated with acquiring the asset.

(13) Distribution Facility Expansion, Consolidation & Technology Upgrade
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. The physical building expansion portion of the initiative was completed in the first half of fiscal 2015 and the Company moved out of its leased satellite warehouse space during the second quarter of fiscal 2015. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first quarter of fiscal 2016, which is approximately two quarters later than originally anticipated. Total cost of the physical building expansion, new sortation equipment and call center facility is estimated to be approximately $25 million and is being financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. As of August 1, 2015, we have expended approximately $21 million in cash relating to the Bowling Green expansion initiative with additional cash commitments of approximately $4 million expected to be made over the next three quarters and primarily funded from the Credit Facility.
As a result of our distribution facility consolidation and technology upgrade initiative, the Company incurred approximately $972,000 in incremental expenses during the second quarter of fiscal 2015, relating primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

(14) Activist Shareholder Response Costs
In October 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the three and six-month periods ended August 2, 2014 totaling $2,473,000 and $3,518,000, respectively, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014. In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder.

(15) Executive and Management Transition Costs
On March 26, 2015, the Company announced the termination and departure of three executive officers, namely its Chief Financial Officer, its Senior Vice President and General Counsel and President. In addition, during the first quarter of fiscal 2015, the Company also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first half of fiscal 2015, the Company recorded charges to income of $205,000 and $2,795,000 for the three and six-months ended August 1, 2015, respectively, which relates primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2015 executive and management transition.
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income of $2,620,000 for the three and six-months ended August 2, 2014, relating primarily to severance payments which Mr. Stewart is entitled to in accordance with the terms of his employment agreement with the Company and other costs associated with the transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, hope, should, plan, will or similar expressions. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. These statements are based on management's current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to successfully transition our brand name and corporate name; customer acceptance of our new branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; and the risks identified under "Risk

Factors" in our recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a digital commerce company that offers a mix of proprietary and name brands directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. We operate a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which we offer brand name and proprietary products in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
Our investor relations website address is evine.com/ir. Our goal is to maintain the investor relations website as a way for investors to find information about us easily, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. We also make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these filings as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
New Corporate Name and Branding
On November 18, 2014, we announced that we had changed our corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, our NASDAQ trading symbol also changed to EVLV from VVTV. We transitioned from doing business as "ShopHQ" to "EVINE Live" and evine.com on February 14, 2015.
Products and Customers
Products sold on our media channel platforms include primarily jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary and name brands, in an effort to increase revenues and to grow our new and active customer base. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in the second quarter and first half of fiscal 2015 as demonstrated in the table below. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the years indicated by product category group. Certain fiscal 2014 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2015 product group hierarchy:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Merchandise Category
Jewelry & Watches	42%	43%	44%	45%
Home & Consumer Electronics	22%	25%	24%	26%
Beauty	15%	13%	14%	13%
Fashion & Accessories	21%	19%	18%	16%
Total	100%	100%	100%	100%
Our product strategy is to continue to develop and expand new and diversified product offerings and proprietary brands across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our digital commerce customers — those who interact with our network and transact through TV, online and mobile device — are primarily women between the ages of 40 and 70. We also have a strong presence of male customers of similar age. We believe our customers make purchases based on our unique products, quality merchandise and value.
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
By positioning our organization as a digital commerce company, we are focusing on key initiatives such as improved program distribution, increased customer penetration, customer relationship management, partner relationship management, process improvements, brand building and delivering value to our customers and business partners. We believe that our new brand identity coupled with a fresh focus on existing as well as emerging platforms and technologies and the development of proprietary brands along with an improved program distribution footprint will begin repositioning our Company as a digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed expectations.
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
 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc. (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings), both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
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
Summary Results for the Second Quarter and First Half of Fiscal 2015
Consolidated net sales for our fiscal 2015 second quarter were approximately $161.1 million compared to $156.6 million for our fiscal 2014 second quarter, which represents a 3% increase. We reported an operating loss of approximately $2.2 million and net loss of $3.0 million for our fiscal 2015 second quarter. The operating and net loss for the fiscal 2015 second quarter included charges relating to distribution facility consolidation and technology upgrade costs totaling $972,000, Shareholder Rights Plan costs of $364,000 and executive and management transition costs totaling $205,000. We had an operating loss of $3.7 million and net loss of $4.3 million for our fiscal 2014 second quarter. The operating and net loss for the fiscal 2014 second quarter included charges relating to activist shareholder response costs totaling $2.5 million and executive and management transition costs totaling $2.6 million.
Consolidated net sales for the first six months of fiscal 2015 were approximately $319.5 million compared to $316.3 million for the first six months of fiscal 2014, which represents a 1% increase. We reported an operating loss of approximately $6.1 million and net loss of $7.8 million for the first six months of fiscal 2015. The operating and net loss for the first six months of fiscal 2015 included charges relating to distribution facility consolidation and technology upgrade costs totaling $972,000, Shareholder Rights Plan costs of $364,000 and executive and management transition costs totaling $2.8 million. We had an operating loss of $2.7 million and net loss of $3.8 million for the first six months of fiscal 2014. The operating and net loss for the first six months of fiscal 2014 included charges relating to activist shareholder response costs totaling $3.5 million and executive and management transition costs totaling $2.6 million.
Distribution Facility Consolidation and Technology Upgrade Costs
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. The physical building expansion portion of the initiative was completed in the first half of fiscal 2015 and the Company moved out of its leased satellite warehouse space during the second quarter of fiscal 2015. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first quarter of fiscal 2016, which is approximately two quarters later than originally anticipated.
As a result of our distribution facility consolidation and technology upgrade initiative, we incurred approximately $972,000 in incremental expenses during the second quarter of fiscal 2015, relating primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.
Executive and Management Transition Costs
On March 26, 2015, we announced the termination and departure of three executive officers, namely our Chief Financial Officer, Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, we also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first half of fiscal 2015, we recorded charges to income of approximately $205,000 and $2.8 million for the three and six months ended August 1, 2015, which relates primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2015 executive and management transition.
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, we recorded charges to income of approximately $2.6 million for the three and six months ended August 2, 2014, relating primarily to severance payments which Mr. Stewart is entitled to in accordance with the terms of his employment agreement with the Company and other costs associated with the transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014.
Activist Shareholder Response Costs
In October 2013, we received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. We retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the three and six-month periods ended August 2, 2014 totaling approximately $2.5 million and $3.5 million, respectively, which included $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014. In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	36.5%	38.6%	36.4%	38.1%
Operating expenses:
Distribution and selling	31.9%	32.0%	32.0%	31.6%
General and administrative	4.0%	4.3%	3.8%	4.0%
Depreciation and amortization	1.3%	1.4%	1.3%	1.4%
Executive and management transition costs	0.1%	1.7%	0.9%	0.8%
Distribution facility consolidation and technology upgrade costs	0.6%	—%	0.3%	—%
Activist shareholder response costs	—%	1.6%	—%	1.1%
	37.9%	41.0%	38.3%	38.9%
Operating loss	(1.4)%	(2.4)%	(1.9)%	(0.8)%

Key Performance Metrics

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change
Program Distribution
Total homes (average 000's)	88,334	87,522	1%	88,307	87,267	1%
Merchandise Metrics
Gross margin %	36.5%	38.6%	(210) bps	36.4%	38.1%	(170) bps
Net shipped units (000's)	2,434	2,110	15%	4,664	4,023	16%
Average selling price	$60	$67	(10)%	$62	$71	(13)%
Return rate	21.4%	22.9%	(150) bps	20.9%	22.6%	(170) bps
Online net sales % (a)	45.9%	43.5%	240 bps	45.6%	44.2%	140 bps
Total Customers - 12 Month Rolling (000's)	1,439	1,421	1%	N/A	N/A
(a) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 1% in the second quarter of fiscal 2015 over the comparable prior year quarter, resulting in a 812,000 increase in average homes reached during that same period. Average homes reached grew 1% on a fiscal 2015 year-to-date basis resulting in a 1.0 million increase in average homes reached during the comparable period of fiscal 2014. The increases were driven primarily by organic subscriber growth of our distribution platforms. We have made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We believe that having an HD feed of our service allows us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week on our online website, evine.com, and is also available on all mobile channels, which are not included in the foregoing data on homes reached.
Cable and Satellite Distribution Agreements
We have entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies that allow each operator to offer our television network over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or our distribution partners may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2015 second quarter increased 15% from the prior year comparable quarter to approximately 2.4 million from 2.1 million. For the six months ended August 1, 2015, net shipped units increased 16% from the prior year's comparable period to 4.7 million from 4.0 million. We believe the increase in net shipped units during the second quarter and first six months of fiscal 2015 reflects the continued broadening of our merchandising assortment, driven by the strong performances of our beauty and fashion & accessories product categories, as well as an increase in shipped units within our home & consumer electronics product category as a result of increased markdowns and the decline in our average selling price in most product categories.
Average Selling Price
The average selling price ("ASP") per net unit was $60 in the fiscal 2015 second quarter, a 10% decrease from the prior year quarter. For the six months ended August 1, 2015, the ASP was $62, a 13% decrease from the prior year's comparable period. The decrease in the ASP was primarily due to quarterly and year-to-date markdowns taken in our home & consumer electronics product category, strong sales growth within our beauty and fashion & accessories product categories, which typically have lower average selling prices and ASP decreases in our watches category. These ASP decreases have increased our net shipped units by 15% and 16%, respectively, for the three and six months ended August 1, 2015. Decreasing our ASP has been a key component in our customer acquisition efforts, however, we are planning to adjust our merchandising mix to achieve a more ideal balance between ASP and gross margin productivity.
Return Rates
For the three months ended August 1, 2015, our return rate was 21.4% compared to 22.9% for the comparable prior year quarter, a 150 basis point decrease. For the six months ended August 1, 2015, our return rate was 20.9% compared to 22.6% for the prior year comparable period, a 170 basis point decrease. The decrease in the return rate was driven by rate decreases across most merchandise categories, particularly our jewelry & watches, fashion & accessories and home & consumer electronics product categories. We believe that the decreases in the category return rates were driven by the decreases in ASP as described above. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months increased 1% over prior year to approximately 1.4 million. We believe the increase in total customers is primarily due to continued broadening of our product assortment at lower price points, a product mix shift from the watches and consumer electronics categories to beauty, fashion & accessories and home product categories as well as increases achieved in our customer retention.
Net Sales
Consolidated net sales for the fiscal 2015 second quarter were approximately $161.1 million as compared with $156.6 million for the comparable prior year quarter, a 3% increase. Consolidated net sales for the first six months ended August 1, 2015 were $319.5 million, as compared to consolidated net sales of $316.3 million for the comparable prior period, an increase of 1%. The increase in quarterly and year-to-date consolidated net sales was driven primarily by strong growth in our beauty and fashion &

accessories product categories and increased customer purchase frequency. These increases were offset by a net sales decrease in our home & consumer electronics product category as we continue to experience reduced productivity with respect to our home textiles stemming from targeted clearance efforts made during the fiscal year. In addition, we also experienced a decrease in shipping and handling revenue in the second quarter and year-to-date periods due to increased promotional shipping offers made to remain competitive. Our online sales penetration, that is, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 45.9% and 45.6% compared to 43.5% and 44.2%, respectively, for the second quarter and first six months of fiscal 2015 compared to fiscal 2014. Overall, we continue to deliver strong online sales penetration. We believe the increase in penetration during the periods was driven by higher mobile sales as a result of our new mobile site and application launched late in fiscal 2014. Our mobile penetration increased to 42.4% and 41.7% of total online orders in the second quarter and first six months of 2015, versus 32.7% and 32.6% of total online orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2015 second quarter and fiscal 2014 second quarter was approximately $58.9 million and $60.4 million, respectively, a decrease of $1.6 million, or 3%. Gross profit for the first six months ended August 1, 2015 was approximately $116.2 million, a decrease of $4.3 million or 4%, from $120.4 million for the comparable prior year period. The decrease in gross profits experienced during the second quarter and first six months of fiscal 2015 was primarily driven by lower gross margin percentages experienced. Gross margin percentages for the second quarters of fiscal 2015 and fiscal 2014 were 36.5% and 38.6%, respectively, a 210 basis point decrease. On a year-to-date basis gross margin percentages were 36.4% and 38.1%, respectively, a 170 basis point decrease. The decrease in the second quarter and year-to-date gross margin percentages reflects reduced margins due to lower average selling prices within our jewelry & watches and home & consumer electronics product categories and the continued discounting of excess textiles within the home category. In addition, we also experienced lower margins from shipping and handling due to increased shipping promotions (as discussed above), as well as higher freight costs experienced during the quarter and first half of fiscal 2015 as a result of increased costs associated with dimensional weight-based shipping freight increases.
Operating Expenses
Total operating expenses for the fiscal 2015 second quarter were approximately $61.0 million compared to $64.1 million for the comparable prior year period, a decrease of 5%. Total operating expenses for the six months ended August 1, 2015 were $122.3 million compared to $123.1 million for the comparable prior period, a decrease of 1%. Total operating expenses as a percentage of net sales were 37.9% and 38.3%, compared to 41.0% and 38.9% during the second quarters and first six months of fiscal 2015 and fiscal 2014, respectively. Total operating expenses for the second quarter includes distribution facility consolidation and technology upgrade costs of $972,000 and executive and management transition costs of $205,000, while total operating expenses for the second quarter of fiscal 2014 includes activist shareholder response costs of $2.5 million and management transition costs of $2.6 million. Excluding distribution facility consolidation and technology upgrade costs, executive and management transition costs and activist shareholder response costs, total operating expenses as a percentage of net sales for the second quarters of fiscal 2015 and fiscal 2014 were 37% and 38%, respectively, and was 37% for both the six-month periods ending August 1, 2015 and August 2, 2014.
Distribution and selling expense increased $1.2 million, or 2%, to $51.4 million, or 31.9% of net sales during the fiscal 2015 second quarter compared to $50.1 million, or 32.0% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter due to increased program distribution expense of $248,000 relating to a 1% increase in average homes reached during the quarter. The increase over the prior year quarter was also due to an increase in variable salaries and wages of $1.2 million, increased online selling and search fees of $374,000, increased customer service and telecommunication expense of $173,000 and rebranding costs of $83,000, offset by decreased accrued incentive compensation of $700,000 and decreased credit card processing fees and credit expenses of $197,000. Total variable expenses during the second quarter of fiscal 2015 were approximately 9.5% of total net sales versus 9.0% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the second quarter of fiscal 2015 was primarily due to a 15% increase in net shipped units compared with a 3% increase in consolidated net sales and the decline in our average selling price during the quarter.
Distribution and selling expense increased $2.3 million, or 2%, to $102.2 million, or 32.0% of net sales during the six months ended August 1, 2015 compared to $99.8 million, or 31.6% of net sales for the comparable prior year period. Distribution and selling expense increased during the first six months of fiscal 2015 due to increased program distribution expense of $894,000 relating to a 1% increase in average homes reached during the first six months of fiscal 2015. The increase over the comparable period was also due to an increase in variable salaries and wages of $2.3 million, increased customer service and telecommunication expense of $436,000, increased online selling and search fees of $577,000, rebranding expense of $260,000, offset by decreased accrued incentive compensation of $1.8 million and share based comp of $249,000. Total variable expenses during the first six months of fiscal 2015 were approximately 9.6% of total net sales versus 8.7% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales was primarily due to a 16% increase in net shipped units compared with a 1.0% increase in consolidated net sales and the decline in our average selling price during the six-month period.
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
General and administrative expense for the fiscal 2015 second quarter decreased $385,000, or 6% to approximately $6.4 million or 4.0% of net sales, compared to $6.8 million or 4.3% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the second quarter primarily as a result of decreased share-based compensation expense of $1.1 million due to the immediate equity vesting related to our chief executive officer transition, new board member equity grants made in the second quarter of fiscal 2014 and decreased salary and accrued incentive compensation expenses of $244,000, offset by costs incurred for the implementation of our Shareholder Rights Plan of $364,000 and increased costs associated with leased software, maintenance contracts and telecommunication of $327,000, personal property taxes of $47,000 and professional and legal fees of $38,000. For the six months ended August 1, 2015, general and administrative expense decreased $585,000, or 5%, to approximately $12.1 million or 3.8% of net sales, compared to $12.7 million or 4.0% of net sales for the comparable prior year fiscal quarter. For the six months ended August 1, 2015, general and administrative expense decreased primarily as a result of decreased share-based compensation expense of $1.3 million relating to our chief executive officer transition and addition of new board member equity grants made in the second quarter of fiscal 2014 and decreased salary and accrued incentive compensation expenses of $566,000, offset by costs incurred for the implementation of our Shareholder Rights Plan of $364,000, increased costs associated with leased software, maintenance contracts and telecommunication of $663,000, rebranding costs of $115,000, personal property taxes of $93,000 and $87,000 in professional and legal fees.
Depreciation and amortization expense for the fiscal 2015 second quarter was approximately $2.1 million compared to $2.2 million for the comparable prior year period, representing a decrease of $56,000 or 3%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended August 1, 2015 and August 2, 2014 was 1.3% and 1.4%, respectively. The marginal decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $74,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year.
Depreciation and amortization expense for the six months ended August 1, 2015 was approximately $4.2 million compared to $4.4 million for the comparable prior year period, representing a decrease of $193,000 or 4%. Depreciation and amortization expense as a percentage of net sales for the six months ended August 1, 2015 and August 2, 2014 was 1.3% and 1.4%, respectively. The marginal decrease in the year to date depreciation and amortization expense was primarily due to decreased depreciation expense of $217,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year.
Operating Loss
For the fiscal 2015 second quarter, we reported an operating loss of approximately $2.2 million compared to operating loss of $3.7 million for the fiscal 2014 second quarter, a decrease of $1.5 million. For the six months ended August 1, 2015 we reported an operating loss of $6.1 million compared to an operating loss of $2.7 million for the comparable prior year period, representing an increase of $3.4 million. Our operating loss for the second quarter of fiscal 2015 improved primarily as a result of a decrease in general and administrative, executive and management transition costs and activist shareholder response costs, offset by decreased gross profit, an increase in distribution and selling and distribution facility consolidation and technology upgrade costs incurred during the quarter (as noted above). Our year-to-date operating loss decreased during the first half of fiscal 2015 primarily as a result of decreased gross profit, an increase in distribution and selling, distribution facility consolidation and technology upgrade costs and executive and management transition costs, offset by a decrease in general and administrative and activist shareholder response costs (as noted above).

Net Loss
For the fiscal 2015 second quarter, we reported a net loss of approximately $3.0 million or $0.05 per share on 57,092,654 weighted average basic common shares outstanding compared with net loss of $4.3 million or $0.08 per share on 52,199,792 weighted average basic common shares outstanding in the fiscal 2014 second quarter. For the six months ended August 1, 2015, we reported a net loss of $7.8 million or 0.14 per share on 56,866,711 weighted average basic common shares outstanding compared to a net loss of $3.8 million or 0.08 per share on 51,022,023 weighted average basic common shares outstanding for the comparable prior year period. Net loss for the second quarter of fiscal 2015 includes distribution facility consolidation and technology upgrade costs of $972,000, Shareholder Rights Plan costs of $364,000, executive and management transition costs of $205,000 and interest expense of $669,000, offset by interest income totaling $2,000 earned on our cash and investments. Net loss for the second quarter of fiscal 2014 includes executive and management transition costs of $2.6 million, costs related to an activist shareholder response of approximately $2.5 million and interest expense of $387,000, offset by interest income totaling $6,000.
Net loss for the six months ended August 1, 2015 includes distribution facility consolidation and technology upgrade costs of $972,000, Shareholder Rights Plan costs of $364,000, executive and management transition costs of $2.8 million and interest expense of $1.3 million, offset by interest income totaling $4,000 earned on our cash and investments. Net loss for the six months ended August 2, 2014 includes costs related to an activist shareholder response of approximately $3.5 million, executive and management transition costs of $2.6 million and interest expense of $778,000, offset by interest income totaling $6,000.
For the second quarter and first six months of fiscal 2015, net loss reflects an income tax provision of $205,000 and $410,000, respectively. The fiscal 2015 second quarter and first half tax provision included a non-cash expense charge of approximately $197,000 and $394,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $394,000 over the remainder of fiscal 2015.
For the second quarter and first six months of fiscal 2014, net loss reflects an income tax provision of $201,000 and $402,000, respectively, which included a non-cash tax expense charge of $196,000 and $393,000, respectively, related to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2015 second quarter was $2.5 million compared with Adjusted EBITDA of $5.5 million for the fiscal 2014 second quarter. For the six-months ended August 1, 2015, Adjusted EBITDA was $4.1 million compared with an Adjusted EBITDA of $11.0 million for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Adjusted EBITDA (a)	$2,532	$5,528	$4,111	$11,042
Less:
Executive and management transition costs	(205)	(2,620)	(2,795)	(2,620)
Distribution facility consolidation and technology upgrade costs	(972)	—	(972)	—
Activist shareholder response costs	—	(2,473)	—	(3,518)
Shareholder Rights Plan costs	(364)	—	(364)	—
Non-cash share-based compensation expense	(768)	(1,874)	(1,376)	(2,918)
EBITDA (as defined)	223	(1,439)	(1,396)	1,986
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	223	(1,439)	(1,396)	1,986
Adjustments:
Depreciation and amortization	(2,399)	(2,268)	(4,707)	(4,641)
Interest income	2	6	4	6
Interest expense	(669)	(387)	(1,267)	(778)
Income taxes	(205)	(201)	(410)	(402)
Net loss	$(3,048)	$(4,289)	$(7,776)	$(3,829)
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), activist shareholder response costs, executive and management transition costs, distribution facility consolidation and technology upgrade costs, Shareholder Rights Plan costs and non-cash share-based compensation expense.
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
Recently Issued Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements.
Financial Condition, Liquidity and Capital Resources
As of August 1, 2015, we had cash and cash equivalents of approximately $14.1 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial letters of credit remain outstanding. In addition, under the amended Credit Facility, we are required to maintain a minimum of $10.0 million of unrestricted cash and unused line availability at all times. As our unused line availability is greater than $10.0 million at August 1, 2015, no additional cash is required to be restricted. As of January 31, 2015, we had cash and cash equivalents of approximately $19.8 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial letters of credit. For the first six months of fiscal 2015, working capital decreased $5,851,000 to $75.1 million. Our current ratio (our total current assets over total current liabilities) was 1.8 at August 1, 2015 and 1.7 at January 31, 2015.
Sources of Liquidity
Our principal source of liquidity is our available cash of $14.1 million as of August 1, 2015. At August 1, 2015, our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
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
The revolving line of credit under the Credit Facility bears interest at LIBOR plus 3% per annum. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on base rate loans and 5% to 6% on LIBOR rate loans based on the Company’s leverage ratio as demonstrated in its audited financial statements. As of August 1, 2015, the Company had borrowings of $45.0 million under its revolving line of credit. As of August 1, 2015, the term loan under the Credit Facility had $13.9 million outstanding, which was used to fund the expansion initiative of which $2.1 million was classified as current in the accompanying balance sheet. As of August 1, 2015, remaining capacity under our revolving line of credit is currently $28.0 million, of which $3.0 million is earmarked for our distribution facility expansion with the balance providing liquidity for working capital and general corporate purposes.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to manage our working capital more effectively, which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.

During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. The physical building expansion portion of the initiative was completed in the first half of fiscal 2015 and the Company moved out of its leased satellite warehouse space during the second quarter of fiscal 2015. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first quarter of fiscal 2016, which is approximately two quarters later than originally anticipated. Total cost of the physical building expansion, new sortation equipment and call center facility is estimated to be approximately $25 million and is being financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. As of August 1, 2015, we have expended approximately $21 million in cash relating to the Bowling Green expansion initiative with additional cash commitments of approximately $4 million expected to be made over the next three quarters and primarily funded from the Credit Facility.
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
For the six months ended August 1, 2015, net cash used for operating activities totaled approximately $562,000 compared to $2.2 million for the comparable fiscal 2014 period. Net cash used for operating activities for the fiscal 2015 and 2014 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash used by operating activities for the six months ended August 1, 2015 reflects decreases in accounts receivable, accounts payable and accrued liabilities and inventory, offset by an increase in prepaid expenses.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2015 primarily due to decreased inventory receipts compared to our seasonal high fourth quarter, the timing of payments made to vendors and a decrease in accrued incentive compensation and employee benefit contributions following payments made during the first quarter of fiscal 2015.
Net cash used for investing activities totaled approximately $13.6 million for the first six months of fiscal 2015 compared to net cash used for investing activities of $6.1 million for the comparable fiscal 2014 period. For the six months ended August 1, 2015 and August 2, 2014, expenditures for property and equipment were approximately $13.6 million and $6.1 million, respectively. The increase in the capital expenditures from fiscal 2014 to fiscal 2015 primarily relate to expenditures totaling $6.4 million made during the first half of fiscal 2015 in connection with our distribution facility expansion. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; the continuation of our significant warehousing expansion effort and related equipment improvements and technology upgrade at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled approximately $8.4 million for the six months ended August 1, 2015 and related primarily to proceeds from the revolving loan under the Credit Facility of $4.3 million, proceeds from the term loan under the Credit Facility of $2.8 million and proceeds from the exercise of stock option of $2.5 million, partially offset by payments on the term loan of $1,004,000, payments for deferred Credit Facility issuance costs of $186,000 and capital lease payments of $27,000. Net cash used for financing activities totaled $94,000 for the six months ended August 2, 2014 and related to payments totaling $300,000 for deferred issuance costs incurred in connection with increasing our Credit Facility and capital lease payments totaling $26,000, partially offset by proceeds from the exercise of stock option of $232,000.

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
In conjunction with our Bowling Green, Kentucky distribution center expansion initiative, we are implementing and installing a new parcel sortation system coupled with a new warehouse management system. These new systems are expected to be phased into production through the first quarter of fiscal 2016, which is approximately two quarters later than originally anticipated. While the benefits expected to be achieved from the implementation of our new warehouse management system include an increase in our shipping capacity, an improvement in our operating efficiency and inventory accuracy and an expansion of our parcel sortation capabilities, such benefits may not be immediately realized, if they are realized at all. As we transition and implement our new warehouse management system, risks related to a continued delay or problematic implementation could include the following: extended shipping inefficiencies which would further increase our variable and other costs especially during our high-volume holiday season; an increase in shipping costs as a result of the need to “split-ship” if implementation is delayed for an extended period of time; and warehouse capacity constraints if the new system were not to work properly upon conversion. If the implementation and installation of our new warehouse management system is further delayed, not successful or does not result in the benefits that we expect, we could have potential shipping delays resulting in slower shipments to our customers, which could result in canceled orders or a negative impact on our service reputation, among other things. For these reasons, any extended delays in the implementation or installation of these systems or the failure of these systems to achieve their expected benefits could have a negative effect on our overall operating results.

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

EVINE Live Inc.
August 28, 2015	/s/ MARK C. BOZEK
Mark C. Bozek
Chief Executive Officer (Principal Executive Officer)

August 28, 2015	/s/ TIMOTHY PETERMAN
Timothy Peterman
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

4.1	Shareholder Rights Plan, dated as of July 13, 2015, by and between the Registrant and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by reference (3)

10.1	Letter agreement, dated July 9, 2015, between the Company and GE Capital Equity Investments, Inc.	Incorporated by reference (3)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

† Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on June 20, 2014, File No. 000-20243.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.