Form 10-Q
period 2015-10-31
EVINE Live Inc.
filed 2015-12-03
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	October 31, 2015
Commission File Number 001-37495
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 25, 2015, there were 57,125,435 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
October 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	October 31, 2015	January 31, 2015
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$12,129	$19,828
Restricted cash and investments	450	2,100
Accounts receivable, net	96,251	112,275
Inventories	74,721	61,456
Prepaid expenses and other	6,843	5,284
Total current assets	190,394	200,943
Property & equipment, net	53,231	42,759
FCC broadcasting license	12,000	12,000
Other assets	2,050	1,989
	$257,675	$257,691
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,456	$81,457
Accrued liabilities	30,878	36,683
Current portion of long term credit facility	2,143	1,736
Deferred revenue	85	85
Total current liabilities	112,562	119,961
Capital lease liability	—	36
Deferred revenue	185	249
Deferred tax liability	2,537	1,946
Long term credit facility	66,173	50,971
Total liabilities	181,457	173,163
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 100,000,000 shares authorized; 57,125,435 and 56,448,663 shares issued and outstanding	571	564
Additional paid-in capital	423,480	418,846
Accumulated deficit	(347,833)	(334,882)
Total shareholders' equity	76,218	84,528
	$257,675	$257,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$162,258	$157,106	$481,770	$473,394
Cost of sales	106,348	98,040	309,699	293,887
Gross profit	55,910	59,066	172,071	179,507
Operating expense:
Distribution and selling	51,038	49,457	153,194	149,296
General and administrative	5,975	5,357	18,078	18,045
Depreciation and amortization	2,131	2,034	6,369	6,465
Executive and management transition costs	754	2,415	3,549	5,035
Distribution facility consolidation and technology upgrade costs	294	—	1,266	—
Activist shareholder response costs	—	—	—	3,518
Total operating expense	60,192	59,263	182,456	182,359
Operating loss	(4,282)	(197)	(10,385)	(2,852)
Other income (expense):
Interest income	2	2	6	8
Interest expense	(690)	(406)	(1,957)	(1,184)
Total other expense	(688)	(404)	(1,951)	(1,176)
Loss before income taxes	(4,970)	(601)	(12,336)	(4,028)
Income tax provision	(205)	(207)	(615)	(609)
Net loss	$(5,175)	$(808)	$(12,951)	$(4,637)
Net loss per common share	$(0.09)	$(0.01)	$(0.23)	$(0.09)
Net loss per common share — assuming dilution	$(0.09)	$(0.01)	$(0.23)	$(0.09)
Weighted average number of common shares outstanding:
Basic	57,125,435	55,433,419	56,952,952	52,492,488
Diluted	57,125,435	55,433,419	56,952,952	52,492,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE-MONTH PERIOD ENDED OCTOBER 31, 2015
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 31, 2015	56,448,663	$564	$418,846	$(334,882)	$84,528
Net loss	—	—	—	(12,951)	(12,951)
Common stock issuances pursuant to equity compensation plans	676,772	7	2,496	—	2,503
Share-based payment compensation	—	—	2,138	—	2,138
BALANCE, October 31, 2015	57,125,435	$571	$423,480	$(347,833)	$76,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine-Month
	Periods Ended
	October 31, 2015	November 1, 2014
OPERATING ACTIVITIES:
Net loss	$(12,951)	$(4,637)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	7,265	6,783
Share-based payment compensation	2,138	3,338
Amortization of deferred revenue	(64)	(64)
Amortization of deferred financing costs	215	166
Deferred income taxes	591	591
Changes in operating assets and liabilities:
Accounts receivable, net	16,024	13,926
Inventories	(13,265)	(16,635)
Prepaid expenses and other	(1,450)	1,037
Accounts payable and accrued liabilities	(7,612)	(4,042)
Net cash provided by (used for) operating activities	(9,109)	463
INVESTING ACTIVITIES:
Property and equipment additions	(17,885)	(12,759)
Change in restricted cash and investments	1,650	—
Net cash used for investing activities	(16,235)	(12,759)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(428)	(304)
Payments on capital leases	(39)	(39)
Proceeds from issuance of revolving loan	14,300	—
Proceeds from issuance of term loan	2,849	4,691
Payments on term loan	(1,540)	—
Proceeds from exercise of stock options	2,503	2,758
Net cash provided by financing activities	17,645	7,106
Net decrease in cash	(7,699)	(5,190)
BEGINNING CASH	19,828	29,177
ENDING CASH	$12,129	$23,987
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,672	$1,010
Income taxes paid	$33	$30
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$1,827	$3,191
Non-cash warrant exercise	$—	$533

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 31, 2015 has been derived from the Company's audited financial statements for the fiscal year ended January 31, 2015. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 31, 2015. Operating results for the nine-month period ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2014, ended on January 31, 2015, and consisted of 52 weeks. Fiscal 2015 will end on January 30, 2016, and will contain 52 weeks. The quarters ended October 31, 2015 and November 1, 2014 each consisted of 13 weeks.
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
In April 2015, the Financial Accounting Standards Board issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, the FASB issued Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30 (ASU No. 2015-15), which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU No. 2015-03 are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2015-03 and ASU 2015-15 on our consolidated financial statements.
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
As of October 31, 2015 and January 31, 2015 the Company had $450,000 and $2.1 million, respectively, in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of October 31, 2015 and January 31, 2015 the Company also had a long-term variable rate Credit Facility with carrying values of $68,316,000 and $52,707,000, respectively. As of October 31, 2015 and January 31, 2015, respectively, $2,143,000 and $1,736,000 was classified as current. The fair value of the variable rate Credit Facility approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	October 31, 2015		January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
EVINE trademark	15	$1,103,000	$(61,000)	$1,103,000	$(18,000)
Total finite-lived intangible assets		$1,103,000	$(61,000)	$1,103,000	$(18,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
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
Amortization expense related to the EVINE trademark license was $18,000 and $43,000 for the three and nine month periods ended October 31, 2015.

(5) Credit Facility
The Company's long-term credit facility consists of:

	October 31, 2015	January 31, 2015
Credit Facility
Revolving loan	$55,000,000	$40,700,000
Term loan	13,316,000	12,007,000
Total long-term credit facility	68,316,000	52,707,000
Less current portion of long-term credit facility	(2,143,000)	(1,736,000)
Long-term credit facility, excluding current portion	$66,173,000	$50,971,000
On February 9, 2012, the Company entered into a credit and security agreement (as amended on October 8, 2015, the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. As part of the October 8, 2015 amendment, the Company exercised the then current accordion feature, which expanded the size of the revolving line of credit by $15.0 million, to its total revolving line of credit of $90.0 million. The amended Credit Facility also provides a new accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met.
All borrowings under the Credit Facility mature and are payable on May 1, 2020. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.
The revolving line of credit under the Credit Facility bears interest at LIBOR plus 3% per annum. The term loan bears interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus until January 31, 2015, a margin of 5% on the Base Rate and 6% on the LIBOR Rate and then the margin adjusts each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its financial statements. As of October 31, 2015, the Company had borrowings of $55.0 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of October 31, 2015 is approximately $23.6 million, of which approximately $2.6 million is earmarked for our distribution facility expansion, with the balance providing liquidity for working capital and general corporate purposes. The Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of October 31, 2015, there was approximately $13.3 million outstanding under the Credit Facility term loan of which $2.1 million was classified as current in the accompanying balance sheet.

Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ending January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before October 8, 2016; 1.0% if terminated on or before October 8, 2017, 0.5% if terminated on or before October 8, 2018; and no fee if terminated after October 8, 2018. Interest expense recorded under the Credit Facility for the three- and nine-month periods ended October 31, 2015 was $684,000, and $1,945,000, respectively and $398,000 and $1,172,000 for the three- and nine-month periods ended November 1, 2014, respectively.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability was greater than $10.0 million at October 31, 2015, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16.0 million (increasing to $18.0 million beginning October 31, 2016 or earlier under certain circumstances) or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the Credit Facility totaling $1,101,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility.
The aggregate maturities of the Company's long-term Credit Facility as of October 31, 2015 are as follows:

	Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2015	$536,000	$—	$536,000
2016	2,143,000	—	2,143,000
2017	2,143,000	—	2,143,000
2018	2,143,000	—	2,143,000
2019	2,143,000	—	2,143,000
Thereafter	4,208,000	55,000,000	59,208,000
	$13,316,000	$55,000,000	$68,316,000

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for the third quarters of fiscal 2015 and fiscal 2014 related to stock option awards was $317,000 and $260,000, respectively. Stock-based compensation expense for the first nine-months of fiscal 2015 and fiscal 2014 related to stock option awards was $904,000 and $2,323,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of October 31, 2015, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under the plan include restricted and unrestricted stock, restricted stock units, incentive and non-statutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are non-statutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2015	Fiscal 2014
Expected volatility	75% - 82%	93% - 98%
Expected term (in years)	6 years	5 - 6 years
Risk-free interest rate	1.7% - 1.9%	1.5% - 2.2%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. As of October 31, 2015, 953,127 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and was amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months

A summary of the status of the Company’s stock option activity as of October 31, 2015 and changes during the nine months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 31, 2015	2,463,000	$4.09	1,206,000	$6.71	826,000	$6.89	450,000	$4.51
Granted	315,000	$5.56	—	$—	—	$—	—	$—
Exercised	(78,000)	$4.30	(30,000)	$2.70	(130,000)	$3.18	(372,000)	$4.57
Forfeited or canceled	(680,000)	$4.51	(403,000)	$7.83	(292,000)	$7.26	(78,000)	$4.23
Balance outstanding, October 31, 2015	2,020,000	$4.24	773,000	$6.21	404,000	$7.81	—	$—
Options exercisable at October 31, 2015	1,275,000	$3.96	755,000	$6.25	404,000	$7.81	—	$—

The following table summarizes information regarding stock options outstanding at October 31, 2015:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,020,000	$4.24	7.6	$62,000	1,976,000	$4.22	7.6	$60,000
2004 Incentive:	773,000	$6.21	3.3	$11,000	772,000	$6.22	3.3	$11,000
2001 Incentive:	404,000	$7.81	2.5	$—	404,000	$7.81	2.5	$—
Non-Qualified:	—	$—	—	$—	—	$—	—	$—
The weighted average grant-date fair value of options granted in the first nine-months of fiscal 2015 and fiscal 2014 was $3.95 and $3.78, respectively. The total intrinsic value of options exercised during the first nine-months of fiscal 2015 and fiscal 2014 was $1,441,000 and $5,647,000, respectively. As of October 31, 2015, total unrecognized compensation cost related to stock options was $1,964,000 and is expected to be recognized over a weighted average expected life of approximately 1.9 years.

(7) Restricted Stock and Warrant Exercise
Restricted Stock
Compensation expense recorded for the third quarter of fiscal 2015 and fiscal 2014 relating to restricted stock grants was $445,000 and $160,000, respectively. Compensation expense recorded for the first nine-months of fiscal 2015 and fiscal 2014 relating to restricted stock grants was $1,234,000 and $1,015,000, respectively. As of October 31, 2015, there was $2,779,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.7 years. The total fair value of restricted stock vested during the first nine months of fiscal 2015 and fiscal 2014 was $249,000 and $518,000, respectively.
During the third quarter of fiscal 2015, the Company granted a total of 32,000 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning October 1, 2016. The aggregate market value of the restricted stock at the date of the award was $80,640 and is being amortized as compensation expense over the three-year vesting period.
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
On November 17, 2014, the Company granted 199,790 shares of market-based restricted stock units to its chief executive officer and 79,916 shares of market-based restricted stock units to its chief strategy officer in conjunction with the hiring of these positions. As of October 31, 2015, these market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $1,373,000, or $4.91 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 1.03%, a weighted average expected life of three years and an implied volatility of 60%. Each restricted stock award will vest if at any time during the three-year performance period the closing price of the Company's stock equals or exceeds, for ten consecutive trading days, the following cumulative total shareholder return ("TSR") thresholds:

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
A summary of the status of the Company’s non-vested restricted stock activity as of October 31, 2015 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 31, 2015	704,000	$4.54
Granted	416,000	$4.70
Vested	(71,000)	$5.12
Forfeited	(132,000)	$4.33
Non-vested outstanding, October 31, 2015	917,000	$4.60
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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss (a)	$(5,175,000)	$(808,000)	$(12,951,000)	$(4,637,000)
Weighted average number of shares of common stock outstanding — Basic	57,125,435	55,433,419	56,952,952	52,492,488
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	57,125,435	55,433,419	56,952,952	52,492,488
Net loss per common share	$(0.09)	$(0.01)	$(0.23)	$(0.09)
Net loss per common share — assuming dilution	$(0.09)	$(0.01)	$(0.23)	$(0.09)
(a) The net loss for the three and nine-month periods ended October 31, 2015 includes costs related to executive and management transition of $754,000 and $3,549,000, respectively, and distribution facility consolidation and technology upgrade costs totaling $294,000 and $1,266,000 for the three and nine-month periods ended October 31, 2015, respectively. The net loss for the three and nine-month periods ended November 1, 2014 includes costs related to an activist shareholder response of $0 and $3,518,000, respectively, and costs related to executive and management transition of $2,415,000 and $5,035,000 for the three and nine-month periods ended November 1, 2014, respectively.
(b) For the three and nine-month periods ended October 31, 2015, approximately -0- and 71,000 incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the three and nine-month periods ended November 1, 2014, approximately 735,000 and 3,699,000 incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Jewelry & Watches	$53,601	$57,013	$181,454	$187,128
Home & Consumer Electronics	49,850	42,154	118,642	117,098
Beauty	19,512	18,773	61,677	55,483
Fashion & Accessories	26,332	25,615	80,374	71,678
All other (primarily shipping & handling revenue)	12,963	13,551	39,623	42,007
Total	$162,258	$157,106	$481,770	$473,394

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
For the third quarters of fiscal 2015 and fiscal 2014, the income tax provision included a non-cash tax charge of approximately $197,000 and $198,000, respectively, relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. For the first nine-months of fiscal 2015 and fiscal 2014, the income tax provision included a non-cash charge of approximately $591,000 and $591,000, respectively. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $197,000 of additional non-cash income tax expense over the remainder of fiscal 2015.
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
The Rights will expire upon certain events described in the Plan, including the close of business on the earlier of the first anniversary of the date of the Plan or the date of the Company’s 2016 annual meeting of shareholders, if the Plan has not been approved by the Company’s shareholders, or the close of business on the date of the third annual meeting of shareholders following the last annual meeting of shareholders of the Company at which the Plan was most recently approved by shareholders, unless the Plan is re-approved by shareholders at that third annual meeting of shareholders.  However, in no event will the Plan expire later than the close of business on July 13, 2025. Until the close of business on the tenth calendar day after the day a public announcement or a filing is made indicating that a person or group has become an Acquiring Person, the Company may in its sole and absolute discretion amend the Rights or the Plan agreement without the approval of any holders of the Rights or shares of common stock in any manner, including without limitation, amendments that increase or decrease the purchase price or redemption price or accelerate or extend the final expiration date or the period in which the Rights may be redeemed. The Company may also amend the Plan after the close of business on the tenth calendar day after the day such public announcement or filing is made to cure ambiguities, to correct defective or inconsistent provisions, to shorten or lengthen time periods under the Plan or in any other manner that does not adversely affect the interests of holders of the Rights. No amendment of the Plan may extend its expiration date.
In connection with the issuance, administration and monitoring of the Plan, the Company incurred $82,000 and $446,000 of professional fees, included within general and administrative expense, during the three and nine months ended October 31, 2015, respectively.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on the Company’s operations or consolidated financial statements.

(12) Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBC Universal Media, LLC ("NBCU") to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly-owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of October 31, 2015, the direct equity ownership of GE Equity in the Company consists of 3,545,049 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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
As of October 31, 2015, Comcast, through NBCU, held approximately 12.5% of the Company’s outstanding common stock and GE Equity held approximately 6.2% of the Company’s outstanding common stock. Consequently, the letter agreement with GE Equity may significantly limit the Company’s ability to grant exemptions from the Plan to other shareholders.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, L.P. ("ASF Radio"), an independent third party, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of the Company's common stock, which is all of the shares GE Equity currently owns, to ASF Radio for $2.15 per share. The closing of the sale is subject to certain conditions and was scheduled for October 15, 2015. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company. As of November 25, 2015, the sale has not yet closed.
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

(13) Distribution Facility Expansion, Consolidation & Technology Upgrade
During fiscal 2014, the Company began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, the Company finished the building expansion and moved out of its leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. Total cost of the physical building expansion, new sortation equipment and call center facility is estimated to be approximately $25 million and is being financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. As of October 31, 2015, we have expended approximately $22 million in cash relating to the Bowling Green expansion initiative with additional cash commitments of approximately $3 million expected to be made over the next two quarters and primarily funded from the Credit Facility.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred approximately $294,000 and $1,266,000 in incremental expenses during the three and nine months ended October 31, 2015, respectively, relating primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

(14) Activist Shareholder Response Costs
In October 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the three and nine-month periods ended November 1, 2014 totaling $0 and $3,518,000, respectively, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014. In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder.

(15) Executive and Management Transition Costs
On March 26, 2015, the Company announced the termination and departure of three executive officers, namely its Chief Financial Officer, its Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, the Company also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first nine months of fiscal 2015, the Company recorded charges to income of $754,000 and $3,549,000 for the three and nine-months ended October 31, 2015, respectively, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2015 executive and management transition.
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income of $2,415,000 and $5,035,000 for the three and nine-months ended November 1, 2014, relating primarily to severance payments which Mr. Stewart was entitled to in accordance with the terms of his employment agreement; severance payments for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's executive and management transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, hope, should, plan, will or similar expressions. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. These statements are based on management's current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to successfully transition our brand name and corporate name; customer acceptance of our new branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits or television programming; and the risks identified under "Risk Factors" in our recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
Products and Customers
Products sold on our media channel platforms include primarily jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary and name brands, in an effort to increase revenues and to grow our new and active customer base. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in the third quarter and first nine months of fiscal 2015 as demonstrated in the table below. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the years indicated by product category group. Certain fiscal 2014 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2015 product group hierarchy:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Merchandise Category
Jewelry & Watches	36%	40%	41%	43%
Home & Consumer Electronics	33%	29%	27%	27%
Beauty	13%	13%	14%	13%
Fashion & Accessories	18%	18%	18%	17%
Total	100%	100%	100%	100%
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
By investing in new brands and offering a more diverse assortment of proprietary brands (i.e. brands that are not readily available elsewhere), presented in an engaging, entertaining, shopping-centric format, we believe we will attract a larger customer base targeting a broader demographic. At the root of our efforts to attract a larger customer base is a focus on expanding and strengthening our relationships with the brands, personalities and manufacturers with whom we do business.
In addition to offering our customers a more diverse assortment of proprietary brands, we are focusing on increasing awareness of the EVINE Live brand and our Shop.Share.Smile platform while at the same time augmenting our distribution footprint, with the goal of expanding our customer base. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
Among our key initiatives are broadening our distribution base, improving channel adjacencies and placement, increasing customer penetration, improving customer and partner relationship management, process improvements, brand building and delivering value to our customers and business partners. We believe that our new brand identity coupled with a fresh focus on existing as well as emerging platforms and technologies and the development of proprietary brands along with an improved program distribution footprint will begin repositioning our Company as a digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed expectations.
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
Summary Results for the Third Quarter and First Nine Months of Fiscal 2015
Consolidated net sales for our fiscal 2015 third quarter were approximately $162.3 million compared to $157.1 million for our fiscal 2014 third quarter, which represents a 3% increase. We reported an operating loss of approximately $4.3 million and a net loss of $5.2 million for our fiscal 2015 third quarter. The operating and net loss for the fiscal 2015 third quarter included charges relating to distribution facility consolidation and technology upgrade costs totaling $294,000, Shareholder Rights Plan costs of $82,000 and executive and management transition costs totaling $754,000. We had an operating loss of $197,000 and a net loss of $808,000 for our fiscal 2014 third quarter. The operating and net loss for the fiscal 2014 third quarter included charges relating to executive and management transition costs totaling $2.4 million.
Consolidated net sales for the first nine months of fiscal 2015 were approximately $481.8 million compared to $473.4 million for the first nine months of fiscal 2014, which represents a 2% increase. We reported an operating loss of approximately $10.4 million and net loss of $13.0 million for the first nine months of fiscal 2015. The operating and net loss for the first nine months of fiscal 2015 included charges relating to distribution facility consolidation and technology upgrade costs totaling $1.3 million, Shareholder Rights Plan costs of $446,000 and executive and management transition costs totaling $3.5 million. We had an operating loss of $2.9 million and net loss of $4.6 million for the first nine months of fiscal 2014. The operating and net loss for the first nine months of fiscal 2014 included charges relating to activist shareholder response costs totaling $3.5 million and executive and management transition costs totaling $5.0 million.
Distribution Facility Expansion, Consolidation and Technology Upgrade Costs
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we completed the building expansion and moved out of our leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, we incurred approximately $294,000 and $1.3 million in incremental expenses during the three and nine months ended October 31, 2015, respectively, relating primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.
Executive and Management Transition Costs
On March 26, 2015, we announced the termination and departure of three executive officers, namely our Chief Financial Officer, Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, we also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first nine months of fiscal 2015, we recorded charges to income of approximately $754,000 and $3.5 million, respectively, for the three and nine months ended October 31, 2015, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2015 executive and management transition.
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, we recorded charges to income for the three and nine months ended November 1, 2014, of approximately $2.4 million and $5.0 million, respectively, relating primarily to severance payments which Mr. Stewart was entitled to in accordance with the terms of his employment agreement; severance payment for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's 2014 executive transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014.
Activist Shareholder Response Costs
In October 2013, we received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. We retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the three and nine-month periods ended November 1, 2014 totaling approximately $0 and $3.5 million, respectively, which included $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014. In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder. The Company recorded no charges to income relating to activist shareholder responses for the three and nine-month periods ended October 31, 2015.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	34.5%	37.6%	35.7%	37.9%
Operating expenses:
Distribution and selling	31.4%	31.5%	31.8%	31.5%
General and administrative	3.7%	3.4%	3.8%	3.8%
Depreciation and amortization	1.3%	1.3%	1.3%	1.4%
Executive and management transition costs	0.5%	1.5%	0.7%	1.1%
Distribution facility consolidation and technology upgrade costs	0.2%	—%	0.3%	—%
Activist shareholder response costs	—%	—%	—%	0.7%
	37.1%	37.7%	37.9%	38.5%
Operating loss	(2.6)%	(0.1)%	(2.2)%	(0.6)%

Key Performance Metrics

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
Program Distribution
Total homes (average 000's)	88,248	87,466	1%	88,275	87,319	1%
Merchandise Metrics
Gross margin %	34.5%	37.6%	(310) bps	35.7%	37.9%	(220) bps
Net shipped units (000's)	2,282	2,134	7%	6,946	6,157	13%
Average selling price	$65	$67	(3)%	$63	$70	(10)%
Return rate	18.9%	21.2%	(230) bps	20.2%	22.1%	(190) bps
Online net sales % (a)	46.0%	43.5%	250 bps	45.7%	43.9%	180 bps
Total Customers - 12 Month Rolling (000's)	1,446	1,444	—%	N/A	N/A
(a) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 1% in the third quarter of fiscal 2015 over the comparable prior year quarter, resulting in a 782,000 increase in average homes reached during that same period. Average homes reached grew 1% on a fiscal 2015 year-to-date basis resulting in a 956,000 increase in average homes reached during the comparable period of fiscal 2014. The increases were driven primarily by organic subscriber growth of our distribution platforms. We have made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We believe that having an HD feed of our service allows us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week on our online website, evine.com, and is also available on all mobile channels, which are not included in the foregoing data on homes reached.
Cable and Satellite Distribution Agreements
We have entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television network over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or our distribution partners may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2015 third quarter increased 7% from the prior year comparable quarter to approximately 2.3 million from 2.1 million. For the nine months ended October 31, 2015, net shipped units increased 13% from the prior year's comparable period to 6.9 million from 6.2 million. We believe the increase in net shipped units during the third quarter of fiscal 2015 reflects the continued broadening of our merchandising assortment, driven by strong performance in our beauty and home & consumer electronics product categories. We believe the increase in net shipped units for the first nine months of fiscal 2015 was driven by the strong performances of our beauty and fashion & accessories product categories and an increase in shipped units within our home & consumer electronics product category as a result of strong performance in this category during the third quarter and increased markdowns taken during the first nine months of fiscal 2015. Net shipped units also increased during fiscal 2015 due to a decline in our average selling price in most product categories.

Average Selling Price
The average selling price ("ASP") per net unit was $65 in the fiscal 2015 third quarter, a 3% decrease from the prior year quarter. For the nine months ended October 31, 2015, the ASP was $63, a 10% decrease from the prior year's comparable period. The decrease in the ASP was primarily due to quarterly and year-to-date markdowns taken in our home & consumer electronics product category and strong sales growth within our beauty and fashion & accessories product categories, which typically have lower average selling prices. These ASP decreases contributed to our increase in net shipped units by 7% and 13%, respectively, for the three and nine months ended October 31, 2015. Decreasing our ASP has been a key component in our customer acquisition efforts, however, we are planning to adjust our merchandising mix to achieve a more ideal balance between ASP and gross margin productivity.
Return Rates
For the three months ended October 31, 2015, our return rate was 18.9% compared to 21.2% for the comparable prior year quarter, a 230 basis point decrease. For the nine months ended October 31, 2015, our return rate was 20.2% compared to 22.1% for the prior year comparable period, a 190 basis point decrease. The decrease in the return rate was driven by a reduction in our jewelry sales mix, which typically has higher return rates, as well as rate decreases across all our merchandise categories. We believe that the decreases in the category return rates were driven by the decreases in ASP as described above and improvements in the execution of our returns policy. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months increased 0.1% over prior year to approximately 1.4 million. During the third quarter of fiscal 2015, our total active customers increased 3% year over year and our customer average purchasing frequency increased 4% during the third quarter. We believe the recent increase in total customers and purchase frequency is primarily due to continued broadening of our product assortment at lower price points, a product mix shift from the jewelry & watches category to beauty, fashion & accessories and home & consumer electronic product categories as well as increases achieved in our customer retention.
Net Sales
Consolidated net sales for the fiscal 2015 third quarter were approximately $162.3 million as compared with $157.1 million for the comparable prior year quarter, a 3% increase. Consolidated net sales for the first nine months ended October 31, 2015 were $481.8 million, as compared to consolidated net sales of $473.4 million for the comparable prior period, an increase of 2%. The increase in quarterly and year-to-date consolidated net sales was driven primarily by strong growth in our home & consumer electronics, beauty and fashion & accessories product categories and increased customer purchase frequency. These increases were offset by a net sales decrease in our jewelry & watches category as we continue to shift our product mix from jewelry in favor of home & consumer electronics, beauty and fashion & accessories. In addition, we also experienced a decrease in shipping and handling revenue in the third quarter and year-to-date periods due to increased promotional shipping offers made to remain competitive. Our online sales penetration, that is, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 46.0% and 45.7% compared to 43.5% and 43.9%, respectively, for the third quarter and first nine months of fiscal 2015 compared to fiscal 2014. Overall, we continue to deliver strong online sales penetration. We believe the increase in penetration during the periods was driven by higher mobile sales as a result of our new mobile site and application launched late in fiscal 2014. Our mobile penetration increased to 41.8% and 41.3% of total online orders in the third quarter and first nine months of fiscal 2015, versus 34.0% and 32.7% of total online orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2015 third quarter and fiscal 2014 third quarter was approximately $55.9 million and $59.1 million, respectively, a decrease of $3.2 million, or 5%. Gross profit for the first nine months ended October 31, 2015 was approximately $172.1 million, a decrease of $7.4 million or 4%, from $179.5 million for the comparable prior year period. The decrease in gross profits experienced during the third quarter and first nine months of fiscal 2015 was primarily driven by lower gross margin percentages experienced. Gross margin percentages for the third quarters of fiscal 2015 and fiscal 2014 were 34.5% and 37.6%, respectively, a 310 basis point decrease. On a year-to-date basis gross margin percentages were 35.7% and 37.9%, respectively, a 220 basis point decrease.
The decrease in the third quarter and year-to-date gross margin percentages reflects reduced margins, specifically within our jewelry & watches and home product categories, as our overall margins move more in line with industry averages as we continue to drive our strategy of growing our customer base and net sales to scale our business. Gross margin percentages have also decreased during the third quarter due to a shift in product mix from jewelry in favor of consumer electronics, which have a lower margin. In addition, we also experienced lower margins from shipping and handling due to increased shipping promotions (as discussed above), as well as higher freight costs experienced during the quarter and first nine months of fiscal 2015.
Operating Expenses
Total operating expenses for the fiscal 2015 third quarter were approximately $60.2 million compared to $59.3 million for the comparable prior year period, an increase of 2%. Total operating expenses for the nine months ended October 31, 2015 were $182.5 million compared to $182.4 million for the comparable prior period, an increase of 0.1%. Total operating expenses as a percentage of net sales were 37.1% and 37.9%, compared to 37.7% and 38.5% during the third quarters and first nine months of fiscal 2015 and fiscal 2014, respectively. Total operating expenses for the third quarter includes distribution facility consolidation and technology upgrade costs of $294,000 and executive and management transition costs of $754,000, while total operating expenses for the third quarter of fiscal 2014 includes management transition costs of $2.4 million. Excluding distribution facility consolidation and technology upgrade costs, executive and management transition costs and activist shareholder response costs, total operating expenses as a percentage of net sales for both the third quarters of fiscal 2015 and fiscal 2014 was 36.5%, and 36.9% for both the nine-month periods ending October 31, 2015 and November 1, 2014.
Distribution and selling expense increased $1.6 million, or 3%, to $51.0 million, or 31.4% of net sales during the fiscal 2015 third quarter compared to $49.5 million, or 31.5% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter due to increased program distribution expense of $141,000 relating to a 1% increase in average homes reached during the quarter. The increase over the prior year quarter was also due to an increase in variable salaries and wages of $2.0 million, increased online selling and search fees of $277,000, increased customer service and telecommunication expense of $235,000 and production expenses of $145,000, offset by decreased accrued incentive compensation of $665,000 and decreased credit card processing fees and credit expenses of $632,000. Total variable expenses during the third quarter of fiscal 2015 were approximately 9.1% of total net sales versus 8.9% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the third quarter of fiscal 2015 was primarily due to a 7% increase in net shipped units compared with a 3% increase in consolidated net sales and the decline in our average selling price during the quarter.
Distribution and selling expense increased $3.9 million, or 3%, to $153.2 million, or 31.8% of net sales during the nine months ended October 31, 2015 compared to $149.3 million, or 31.5% of net sales for the comparable prior year period. Distribution and selling expense increased during the first nine months of fiscal 2015 due to increased program distribution expense of $1.0 million relating to a 1% increase in average homes reached during the first nine months of fiscal 2015. The increase over the comparable period was also due to an increase in variable salaries and wages of $3.9 million, increased customer service and telecommunication expense of $678,000, increased online selling and search fees of $854,000, production expenses of $420,000 and rebranding expense of $260,000, offset by decreased accrued incentive compensation of $2.5 million, decreased credit card processing fees and credit expenses of $654,000 and share based comp of $200,000. Total variable expenses during the first nine months of fiscal 2015 were approximately 9.4% of total net sales versus 8.8% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales was primarily due to a 13% increase in net shipped units compared with a 2% increase in consolidated net sales and the decline in our average selling price during the nine-month period.
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
General and administrative expense for the fiscal 2015 third quarter increased $618,000, or 12% to approximately $6.0 million or 3.7% of net sales, compared to $5.4 million or 3.4% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the third quarter primarily as a result of increased share-based compensation expense of $270,000, increased costs associated with leased software, maintenance contracts and telecommunication of $161,000, professional and legal fees of $85,000, costs incurred for the implementation of our Shareholder Rights Plan of $82,000, personal property taxes of $47,000 and reduced 2014 third quarter expense of $135,000 related to a property easement payment received in fiscal 2014. These increases were offset by decreased salary and accrued incentive compensation expenses of $320,000. For the nine months ended October 31, 2015, general and administrative expense increased $33,000, or 0.2%, to approximately $18.1 million or 3.8% of net sales, compared to $18.0 million or 3.8% of net sales for the comparable prior year fiscal quarter. For the nine months ended October 31, 2015, general and administrative expense increased primarily as a result of increased costs associated with leased software, maintenance contracts and telecommunication of $761,000, costs incurred for the implementation of our Shareholder Rights Plan of $446,000, rebranding costs of $347,000, professional and legal fees of $171,000, personal property taxes of $140,000 and reduced 2014 year to date expense of $135,000 related to a property easement payment received in fiscal 2014. These increases were offset by decreased share-based compensation expense of $1.0 million relating to our former chief executive officer's transition and new board member equity grants made in the second quarter of fiscal 2014 and decreased salary and accrued incentive compensation expenses of $866,000 and reduced board fees of $66,000.

Depreciation and amortization expense for the fiscal 2015 third quarter was approximately $2.1 million compared to $2.0 million for the comparable prior year period, representing an increase of $97,000 or 5%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended October 31, 2015 and November 1, 2014 was 1.3% for both periods. The marginal increase in the quarterly depreciation and amortization expense was primarily due to increased depreciation expense of $79,000 as a result of capital expenditures made for the development, upgrade and replacement of computer software and order management systems placed in service and $18,000 in amortization expense related to the trademark and brand name, " EVINE Live", which is an intangible asset.
Depreciation and amortization expense for the nine months ended October 31, 2015 was approximately $6.4 million compared to $6.5 million for the comparable prior year period, representing a decrease of $96,000 or 1%. Depreciation and amortization expense as a percentage of net sales for the nine months ended October 31, 2015 and November 1, 2014 was 1.3% and 1.4%, respectively. The marginal decrease in the year to date depreciation and amortization expense was primarily due to decreased depreciation expense of $139,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, offset by $43,000 in amortization expense related to the "EVINE Live" trademark and brand name intangible.
Operating Loss
For the fiscal 2015 third quarter, we reported an operating loss of approximately $4.3 million compared to operating loss of $0.2 million for the fiscal 2014 third quarter, an increase of $4.1 million. For the nine months ended October 31, 2015 we reported an operating loss of $10.4 million compared to an operating loss of $2.9 million for the comparable prior year period, representing an increase of $7.5 million. Our operating loss for the third quarter of fiscal 2015 increased primarily as a result of decreased gross profit and an increase in distribution and selling, distribution facility consolidation and technology upgrade costs, offset by a decrease in executive and management transition costs (as noted above). Our year-to-date operating loss increased during the first nine months of fiscal 2015 primarily as a result of decreased gross profit, an increase in distribution and selling, distribution facility consolidation and technology upgrade costs, offset by a decrease in executive and management transition costs and elimination of activist shareholder response costs (as noted above).
Net Loss
For the fiscal 2015 third quarter, we reported a net loss of approximately $5.2 million or $0.09 per share on 57,125,435 weighted average basic common shares outstanding compared with net loss of $0.8 million or $0.01 per share on 55,433,419 weighted average basic common shares outstanding in the fiscal 2014 third quarter. For the nine months ended October 31, 2015, we reported a net loss of $13.0 million or 0.23 per share on 56,952,952 weighted average basic common shares outstanding compared to a net loss of $4.6 million or 0.09 per share on 52,492,488 weighted average basic common shares outstanding for the comparable prior year period. Net loss for the third quarter of fiscal 2015 includes distribution facility consolidation and technology upgrade costs of $294,000, Shareholder Rights Plan costs of $82,000, executive and management transition costs of $754,000 and interest expense of $690,000, offset by interest income totaling $2,000 earned on our cash. Net loss for the third quarter of fiscal 2014 includes executive and management transition costs of $2.4 million and interest expense of $406,000, offset by interest income totaling $2,000.
Net loss for the nine months ended October 31, 2015 includes distribution facility consolidation and technology upgrade costs of $1,266,000, Shareholder Rights Plan costs of $446,000, executive and management transition costs of $3.5 million and interest expense of $2.0 million, offset by interest income totaling $6,000 earned on our cash. Net loss for the nine months ended November 1, 2014 includes costs related to an activist shareholder response of approximately $3.5 million, executive and management transition costs of $5.0 million and interest expense of $1.2 million, offset by interest income totaling $8,000.
For the third quarter and first nine months of fiscal 2015, net loss reflects an income tax provision of $205,000 and $615,000, respectively. The fiscal 2015 third quarter and year-to-date tax provision included a non-cash expense charge of approximately $197,000 and $591,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $197,000 over the remainder of fiscal 2015.
For the third quarter and first nine months of fiscal 2014, net loss reflects an income tax provision of $207,000 and $609,000, respectively, which included a non-cash tax expense charge of $198,000 and $591,000, respectively, related to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2015 third quarter was $0.2 million compared with Adjusted EBITDA of $4.8 million for the fiscal 2014 third quarter. For the nine-months ended October 31, 2015, Adjusted EBITDA was $4.3 million compared with an Adjusted EBITDA of $15.8 million for the comparable prior year period.
A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Adjusted EBITDA (a)	$169	$4,780	$4,279	$15,822
Less:
Executive and management transition costs	(754)	(2,415)	(3,549)	(5,035)
Distribution facility consolidation and technology upgrade costs	(294)	—	(1,266)	—
Activist shareholder response costs	—	—	—	(3,518)
Shareholder Rights Plan costs	(82)	—	(446)	—
Non-cash share-based compensation expense	(762)	(420)	(2,138)	(3,338)
EBITDA (as defined)	(1,723)	1,945	(3,120)	3,931
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(1,723)	1,945	(3,120)	3,931
Adjustments:
Depreciation and amortization	(2,559)	(2,142)	(7,265)	(6,783)
Interest income	2	2	6	8
Interest expense	(690)	(406)	(1,957)	(1,184)
Income taxes	(205)	(207)	(615)	(609)
Net loss	$(5,175)	$(808)	$(12,951)	$(4,637)
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
We have included the term "Adjusted EBITDA" in our EBITDA reconciliation in order to adequately assess the operating performance of our television and online businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income, net income or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to the same or similarly entitled measures reported by other companies.
Seasonality
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
Recently Issued Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements.
Financial Condition, Liquidity and Capital Resources
As of October 31, 2015, we had cash of approximately $12.1 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under our credit and security agreement (as amended on October 8, 2015, the "Credit Facility") with PNC Bank , N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent, we are required to maintain a minimum of $10.0 million of unrestricted cash and unused line availability at all times. Our unused line availability is greater than $10.0 million at October 31, 2015, so no additional cash is required to be restricted. As of January 31, 2015, we had cash and cash equivalents of approximately $19.8 million and had restricted cash and investments of $2.1 million primarily pledged as collateral for our issuances of commercial letters of credit. For the first nine months of fiscal 2015, working capital decreased $3,150,000 to $77.8 million. Our current ratio (our total current assets over total current liabilities) was 1.7 at both October 31, 2015 and January 31, 2015.
Sources of Liquidity
Our principal source of liquidity is our available cash of $12.1 million as of October 31, 2015, which was held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into the Credit Facility with PNC, as lender and agent. The Credit Facility was most recently amended on October 8, 2015, to increase the size of the revolving line of credit from $75.0 million to $90.0 million. The Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The amended Credit Facility also provides a new accordion feature that would allow the Company to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met.
All borrowings under the Credit Facility mature and are payable on May 1, 2020. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.
The revolving line of credit under the Credit Facility bears interest at LIBOR plus 3% per annum. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on base rate loans and 5% to 6% on LIBOR rate loans based on the Company’s leverage ratio as demonstrated in its audited financial statements. As of October 31, 2015, the Company had borrowings of $55.0 million under its revolving line of credit. As of October 31, 2015, the term loan under the Credit Facility had $13.3 million outstanding, which was used to fund the expansion initiative of which $2.1 million was classified as current in the accompanying balance sheet. As of October 31, 2015, remaining available capacity under our revolving line of credit is currently $23.6 million, of which $2.6 million is earmarked for our distribution facility expansion with the balance providing liquidity for working capital and general corporate purposes.
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
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16.0 million (increasing to $18.0 million beginning October 31, 2016 or earlier under certain circumstances) or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. However, any such change to the terms of our ValuePay installment program could impact future sales, particularly for products sold with higher price points. Please see "Cash Requirements" below for a discussion of our ValuePay installment program.
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
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we completed the building expansion and moved out of our leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. Total cost of the physical building expansion, new sortation equipment and call center facility is estimated to be approximately $25 million and is being financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. As of October 31, 2015, we have expended approximately $22 million in cash relating to the Bowling Green expansion initiative with additional cash commitments of approximately $3 million expected to be made over the next two quarters and primarily funded from the Credit Facility.
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
For the nine months ended October 31, 2015, net cash used for operating activities totaled approximately $9.1 million compared to net cash provided by operating activities of approximately $463,000 for the comparable fiscal 2014 period. Net cash provided by (used for) operating activities for the fiscal 2015 and 2014 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash used by operating activities for the nine months ended October 31, 2015 reflects an increase in inventory, prepaid expenses and a decrease in accounts payable and accrued liabilities, offset by a decrease in accounts receivable.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of our fourth quarter anticipated sales levels. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2015 primarily due to a decrease in the returns reserve at October 31, 2015 as a result of our lower return rate, the timing of accrued salaries, a decrease in accrued incentive compensation and employee benefit contribution and accrued severance following payments made during the first quarter of fiscal 2015, offset by increased accrued inventory due to the timing of payments made to vendors.
Net cash used for investing activities totaled approximately $16.2 million for the first nine months of fiscal 2015 compared to net cash used for investing activities of $12.8 million for the comparable fiscal 2014 period. For the nine months ended October 31, 2015 and November 1, 2014, expenditures for property and equipment were approximately $17.9 million and $12.8 million, respectively. The increase in the capital expenditures from fiscal 2014 to fiscal 2015 primarily relate to expenditures totaling $7.5 million made during the first nine months of fiscal 2015 in connection with our distribution facility expansion, compared to $4.8 million during the first nine months of fiscal 2014. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; the continuation of our significant warehousing expansion effort and related equipment improvements and technology upgrade at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives. During fiscal 2015, we decreased our restricted cash collateral balance by $1.7 million.
Net cash provided by financing activities totaled approximately $17.6 million for the nine months ended October 31, 2015 and related primarily to proceeds from the revolving loan under the Credit Facility of $14.3 million, proceeds from the term loan under the Credit Facility of $2.8 million and proceeds from the exercise of stock option of $2.5 million, partially offset by payments on the term loan of $1.5 million, payments for deferred Credit Facility issuance costs of $428,000 and capital lease payments of $39,000. Net cash provided by financing activities totaled $7.1 million for the nine months ended November 1, 2014 and related to proceeds from the term loan under the Credit Facility of $4.7 million and proceeds from the exercise of stock option of $2.8 million, partially offset by payments totaling $304,000 for deferred issuance costs incurred in connection with increasing our Credit Facility and capital lease payments totaling $39,000.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
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
In conjunction with our Bowling Green, Kentucky distribution center expansion initiative, we are implementing and installing a new parcel sortation system coupled with a new warehouse management system. These new systems are expected to be phased into production through the first half of fiscal 2016. Although the benefits expected to be achieved from the implementation of our new warehouse management system include an increase in our shipping capacity, an improvement in our operating efficiency and inventory accuracy and an expansion of our parcel sortation capabilities, such benefits may not be immediately realized, if they are realized at all. As we transition and implement our new warehouse management system, risks related to a continued delay or problematic implementation could include the following: extended shipping inefficiencies which would further increase our variable and other costs especially during our high-volume holiday season; an increase in shipping costs as a result of the need to “split-ship” if implementation is delayed for an extended period of time; and warehouse capacity constraints if the new system were not to work properly upon conversion. If the implementation and installation of our new warehouse management system is further delayed, not successful or does not result in the benefits that we expect, we could have potential shipping delays resulting in slower shipments to our customers, which could result in canceled orders or a negative impact on our service reputation, among other things. For these reasons, any extended delays in the implementation or installation of these systems or the failure of these systems to achieve their expected benefits could have a negative effect on our overall operating results.

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

EVINE Live Inc.
December 2, 2015	/s/ MARK C. BOZEK
Mark C. Bozek
Chief Executive Officer (Principal Executive Officer)

December 2, 2015	/s/ TIMOTHY PETERMAN
Timothy Peterman
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1
Fifth Amendment to Revolving Credit and Security Agreement, dated October 8, 2015, among the Registrant, as lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent for the lender and certain other lenders.
Incorporated by reference (4)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

† Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on June 20, 2014, File No. 000-20243.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2015, File No. 001-37495.