Form 10-K
period 2016-01-30
EVINE Live Inc.
filed 2016-04-01
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2016
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37495
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of March 28, 2016, 57,170,245 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 31, 2015, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on July 31, 2015 was approximately $99,849,546. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders deemed to be affiliates under Rule 12b-2 of the Securities Exchange Act of 1934 either by holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant or by having certain contractual relationships with the registrant related to control. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 30, 2016 are incorporated by reference in Part III of this annual report on Form 10-K.

EVINE Live Inc.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

January 30, 2016

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, estimates, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; our ability to successfully transition our brand name and corporate name; customer acceptance of our new branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits or television programming; and the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business
When we refer to "we," "our," "us" or the "Company," we mean EVINE Live Inc. and its subsidiaries unless the context indicates otherwise. EVINE Live Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. EVINE Live Inc. (formerly ValueVision Media, Inc.) was incorporated on June 25, 1990.
The Company’s most recently completed fiscal year, fiscal 2015, ended on January 30, 2016, and consisted of 52 weeks. Fiscal 2014 ended on January 31, 2015 and consisted of 52 weeks. Fiscal 2013 ended on February 1, 2014 and consisted of 52 weeks.

A. General
We are a digital commerce company that offers a mix of proprietary, exclusive and name brands directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. We operate a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which we offer proprietary, exclusive and name brand products in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
On November 18, 2014, we announced that we had changed our corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, our NASDAQ trading symbol also changed to EVLV from VVTV. We transitioned from doing business as "ShopHQ" and rebranded to "EVINE Live" and evine.com on February 14, 2015.
In May 2013, we previously announced a rebranding of our 24-hour television shopping network and digital commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively.
Digital Commerce Retailing
Our primary form of digital commerce retailing is our live 24-hour television shopping network. EVINE Live is the third largest television shopping network in the United States, while evine.com is a comprehensive online website with complementary and online-only products. Consolidated net sales, including shipping and handling revenues, totaled $693.3 million, $674.6 million and $640.5 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Shoppers can interact and shop via a toll-free telephone number and place orders directly with us or enter an order on the evine.com website. Our television programming is produced at our Eden Prairie, Minnesota headquarters facility and is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators, to our owned full power broadcast television station WWDP TV in Boston, Massachusetts and through a leased full power broadcast television station in Seattle, Washington.
Products and Product Mix
Products sold on our media channel platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2015. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the years indicated by product category group. Certain fiscal 2014 and 2013 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2015 product group hierarchy:

Merchandise Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Jewelry & Watches	39%	42%	43%
Home & Consumer Electronics	31%	30%	35%
Beauty	14%	12%	11%
Fashion & Accessories	16%	16%	11%

Jewelry & Watches.  We feature a broad assortment of jewelry from fine to fashion, silver to gold, genuine gemstones to simulated diamonds. In addition, we offer an extensive collection of men’s and women’s watches from classic to modern designs.
Home & Consumer Electronics.  We feature home décor, bed and bath textiles, cookware, kitchen electrics, mattresses, tabletop accessories, and home furnishings. With consumer electronics, we offer the latest technology trends and solutions for today's consumer, from some of the world's most recognized brands.
Beauty.  Our beauty assortment features a variety of skincare, cosmetics, hair care and bath & body products.
Fashion & Accessories.  We offer fashionable looks that strike a balance between what's hot and what's essential with a wide assortment of apparel, outerwear, intimates, handbags, accessories, and footwear.

B. Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary, exclusive and name brand merchandise using online, mobile, social media and our commerce infrastructure, which includes television access to approximately 88 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they are in the mood to shop.
By investing in new brands and offering a more diverse assortment of proprietary, exclusive (i.e., brands that are not readily available elsewhere) and name brand merchandise, presented in an engaging, entertaining, shopping-centric format, we believe we will attract a larger customer base targeting a broader demographic. At the root of our efforts to attract a larger customer base is a focus on expanding and strengthening our relationships with the brands, personalities and vendors with whom we do business.
In addition to offering our customers a more diverse assortment of proprietary, exclusive and name brand merchandise, we are focusing on increasing awareness of the EVINE Live brand and our Shop.Share.Smile platform while at the same time augmenting our distribution footprint, with the goal of expanding our customer base. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
Priorities for fiscal 2016 that we believe will ultimately drive sustainable profitability are: improving our discipline around offering the most popular and profitable merchandise mix that our customers prefer; careful attention to gross profit and our cost structure; capitalizing on our expertise in video-based ecommerce; sensibly broadening our distribution base; improving channel adjacencies and placement; exploiting new technologies in mobile and logistics; increasing customer penetration; improving customer and partner relationship management; process improvements; brand building and delivering value to our customers and business partners. We believe that our new brand identity coupled with a fresh focus on existing as well as emerging platforms and technologies and the development of proprietary and exclusive brands along with an improved program distribution footprint will begin repositioning our Company as a digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed expectations.

C. Television Program Distribution and Online Operations
Net sales from our television shopping business, inclusive of shipping and handling revenues, totaled $368 million, $374 million, and $343 million, representing 53%, 55% and 54% of consolidated net sales for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Net sales from our online and mobile business, inclusive of shipping and handling revenues, totaled $325 million, $301 million, and $297 million, representing 47%, 45% and 46% of consolidated net sales for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Our online sales percentage is calculated based on sales orders that are generated from our evine.com website, including mobile devices and primarily ordered directly online. Our television programming continues to be the most significant medium through which we reach our customers and we believe that our television shopping broadcast program is a key driver of traffic to our evine.com website and mobile platforms. Our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our online-based capabilities and mobile presence.
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
Television Distribution.  As of January 30, 2016, we have entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television network over their systems. The terms of the affiliation agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or our distributors may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and in some cases marketing support payments based on the number of homes receiving our programming. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our network.
During fiscal 2015, there were approximately 120 million homes in the United States with at least one television set. Of those homes, there were approximately 56 million cable television subscribers, approximately 33 million direct-to-home satellite subscribers and approximately 13 million homes who receive programming through telephone service providers, such as AT&T and Verizon. We continue to experience growth in the annual average number of subscriber homes that receive our network.
During fiscal 2015, our television shopping network was available to approximately 88.1 million average full time equivalent subscribers ("FTEs"), compared with approximately 87.5 million average FTEs, during fiscal 2014.
Online Presence
Our website, evine.com, as well as our mobile platform, provides customers with a watch and shop anytime, anywhere experience and offers a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise found only on evine.com. The website includes additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our EVINE Live show hosts and guest personalities. The FCC has required that all full-length television programming redistributed over the internet is captioned, and it is considering requiring captioning of programming segments. We currently provide closed captioning on full-length programming redistributed over the internet and a limited amount of programming segments.
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
In November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005. To date, 24 of the 45 states that impose sales tax have passed conforming legislation. A number of states and the U.S. Congress are considering other legislative initiatives that would impose tax collection obligations on electronic commerce. We cannot predict as to whether individual states or the U.S. Congress will enact legislation requiring retailers such as us to collect and remit sales taxes on electronic commerce transactions.
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

D. Relationship with GE Equity, Comcast and NBCU
Relationship with GE Equity, Comcast and NBCU
We are a party to an amended and restated shareholder agreement, dated February 25, 2009 (the "GE/NBCU Shareholder Agreement"), with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC ("NBCU"), which provides for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation ("Comcast"). We believe that as of January 30, 2016, the direct equity ownership of GE Equity in the Company consisted of 3,545,049 shares of common stock, and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. We have a significant cable distribution agreement with Comcast and believe that the terms of the agreement are comparable to those with other cable system operators.
General Electric Company (“GE”), the parent company of GE Equity, has agreed with Comcast that, for so long as GE Equity is entitled to appoint at least two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock as computed under the amended and restated shareholder agreement described below. Furthermore, GE has also agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or our taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. As of January 30, 2016 GE Equity has an approximate 6% beneficial ownership in the Company.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, L.P. ("ASF Radio"), an independent third party to us, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of the Company's common stock, which is all of the shares GE Equity currently owns, to ASF Radio for $2.15 per share. The closing of the sale is subject to certain conditions and was scheduled for October 15, 2015. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company. As of March 28, 2016, the sale has not yet closed.
Amended and Restated Shareholder Agreement
The GE/NBCU Shareholder Agreement provides that GE Equity is entitled to designate nominees for three members of our board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares) (the "50% Ownership Condition"), and two members of our board of directors so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the GE/NBCU Shareholder Agreement (the "10% Ownership Condition"). In addition, the GE/NBCU Shareholder Agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our board of directors. Neither GE Equity nor NBCU currently has any designees serving on our board of directors or committees. Upon the closing of the GE/ASF Radio Sale, the 50% Ownership Condition will no longer be met; however, we expect that the 10% Ownership Condition will continue to be met and therefore, following the closing of the GE/ASF Radio Sale, NBCU and its affiliates will continue to be entitled to designate nominees for two members of our board of directors.
The GE/NBCU Shareholder Agreement requires that we obtain the consent of GE Equity before we (i) exceed certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) enter into any business different than the business in which we and our subsidiaries are currently engaged; and (iii) amend our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. We are also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates. We redeemed all of the Series B preferred stock in April 2011 and, upon the closing of the GE/ASF Radio Sale, the 50% Ownership Condition will no longer be met. Therefore, GE Equity will no longer be entitled to these consent rights following the closing of the GE/ASF Radio Sale.
The GE/NBCU Shareholder Agreement further provides that during the "standstill period" (as described below), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) making any asset/business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the GE/NBCU Shareholder Agreement, that has not been rejected by our board of directors, or our board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose a tender offer or business combination proposal to us.

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU may not sell, transfer or otherwise dispose of any securities of the Company subject to limited exceptions for (i) transfers to affiliates, (ii) third party tender offers, (iii) mergers, consolidations and reorganizations and (iv) transfers pursuant to underwritten public offerings or transfers exempt from registration under the Securities Act (provided, in the case of (iii), such transfers do not result in the transferee acquiring beneficial ownership in excess of 10% (or 20% in the case of a transfer by NBCU)). As discussed above, we believe that NBCU owns more than 5% but less than 90% of the adjusted outstanding shares of our common stock and therefore, NBCU will remain subject to these restrictions following the consummation of the GE/ASF Radio Sale.
The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the GE/NBCU Shareholder Agreement, (ii) our entering into an agreement that would result in a "change in control" (as defined in the GE/NBCU Shareholder Agreement and subject to reinstatement), (iii) an actual "change in control" (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to our board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of our adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for us.
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
2015 Letter Agreement with GE Equity
On July 9, 2015, we entered into a letter agreement with GE Equity pursuant to which GE Equity consented to our adoption of a Shareholder Rights Plan in consideration for our agreement to provide GE Equity, NBCU and certain of their respective affiliates with exemptions from the Shareholder Rights Plan. GE’s consent was required pursuant to the terms of the GE/NBCU Shareholder Agreement. This discussion is a summary of the terms of the letter agreement. For more information about the Shareholder Rights Plan see Item 5 below.
In the letter agreement, we agreed that if any of GE Equity, NBCU or any of their respective affiliates that holds shares of our common stock from time to time (each a “Grandfathered Investor”) sells or otherwise transfers shares of our common stock currently owned by such Grandfathered Investor to any third party identified to us in writing (any such third party, a “Exempt Purchaser”), we will take all actions necessary under the Shareholder Rights Plan so that such third party will not be deemed an Acquiring Person (as defined in the Shareholder Rights Plan) by virtue of the acquisition of such shares. We further agreed that, subject to certain limitations, upon request of any Grandfathered Investor or Exempt Purchaser, and in connection with a transfer by such Grandfathered Investor or Exempt Purchaser of shares of our common stock to an Exempt Purchaser, we will enter into an agreement with the acquiring Exempt Purchaser granting such acquiring Exempt Purchaser substantially the same rights as set forth above with respect to any sale of our outstanding shares of common stock to any other third party. Additionally, we agreed that without the consent of any Grandfathered Investor that is an affiliate of GE Equity and any Grandfathered Investor that is an affiliate of NBCU, we will not (i) amend the Shareholder Rights Plan in any material respect, other than to accelerate the Expiration Date or the Final Expiration Date, (ii) adopt another shareholders' rights plan or (iii) amend the letter agreement.
The foregoing summaries of the GE/NBCU Shareholder Agreement, the Registration Rights Agreement and the 2015 letter agreement with GE Equity do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which have been filed as exhibits to this Annual Report on Form 10-K and are incorporated herein by reference.

E. Marketing and Merchandising
Television and Online Retailing
Our television and online revenues are generated from sales of merchandise offered through our "Shop.Share.Smile" initiative, which includes cable and satellite television, online at evine.com, mobile devices and social media channels. Our television shopping business utilizes live and on occasion selected taped television programming 24 hours a day, seven days a week, to create an interactive, entertaining, and engaging atmosphere that brings our merchandise to life through demonstration. Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to attract new customers and optimize margin dollars per minute. Our digital commerce customers - those who interact with our network and transact through television, online and mobile devices - are primarily women between the ages of 40 and 70. We also have a strong presence of male customers of a similar age range. We believe our customers make purchases based on our unique products, quality merchandise and value. We develop our programming schedule with product categories that appeal to specific viewer and customer profiles targeting days of week and times of day they are most likely to be viewing our network. We feature announced and unannounced promotions to drive interest and incremental sales, including "Today’s Top Value," a sales promotion that features a special offer every day. In addition, we also feature major and special promotional events and inventory-clearance sales during different times of the year.
We continually introduce new products that are easily accessible to customers via our television, online and mobile platforms. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to develop and promote proprietary and exclusive brands, which generally have higher margins than branded merchandise, across multiple product categories.
EVINE Live Private Label Consumer Credit Card Program
In December 2011, we entered into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial, formerly known as GE Capital Retail Bank, extending our private label consumer credit card program (the "Program") for an additional seven years until 2018. The Program is made available to all qualified consumers for the financing of purchases of products from EVINE Live and provides a number of benefits to customers including instant purchase credits and free or reduced shipping promotions throughout the year. Use of the EVINE Live credit card furthers customer loyalty, reduces total credit card expense and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of loss on EVINE Live credit card transactions that do not utilize our ValuePay installment payment program. During fiscal 2015 and 2014, customer use of the private label consumer credit card accounted for approximately 18% of our television and online sales.
Synchrony Financial, the issuing bank for the Program, was previously indirectly majority-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. We believe as of January 30, 2016, GE Equity had an approximate 6% beneficial ownership in us and has certain rights as further described under "Relationship with GE Equity, Comcast and NBCU".
Purchasing Terms
We obtain products for our digital commerce businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on more favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2015, products purchased from one vendor accounted for approximately 16% of our consolidated net sales. We believe that we could find alternative products for this vendor’s merchandise assortment if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings.

F. Order Entry, Fulfillment and Customer Service
Our products are available for purchase via toll-free telephone numbers, on our website or through mobile platforms. We maintain agreements with third party call surge providers to support us with telephone order-entry operators and automated order-processing services to take customer orders. We also take orders with our own home-based phone agents and with agents at our Bowling Green, Kentucky and Eden Prairie, Minnesota facilities.
We own a 600,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of primarily all merchandise purchased and sold by us and for certain call center operations.
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we finished the building expansion and moved out of our leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016.
During the first half fiscal 2015 we also leased approximately 400,000 square feet of additional variable warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allowed for additional capacity, during the construction of our expansion. The leased space was vacated during the first half of fiscal 2015 when the expanded facility was available for use and the lease expired.
The majority of customer purchases are paid for by credit or debit cards. As discussed above, we maintain a private label credit card program using the EVINE Live name. Purchases and installment charges made with the EVINE Live private label credit card are non-recourse to us, however, we still maintain credit collection risk from the potential inability to collect future ValuePay installments. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 71% to 77%. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of January 30, 2016 and January 31, 2015, we had inventory balances of $65.8 million and $61.5 million, respectively. We do not have any material amounts of backlog orders.
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
Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rate averaged 20% in fiscal 2015 and 22% in fiscal 2014. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

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
 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc. (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings), both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households, including High Definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. Furthermore, on March 8, 2016, Amazon.com, Inc. ("Amazon") announced the premiere of a live television program, Style Code Live, which features products that viewers can order online. This program, and any additional similar programs that Amazon may offer in the future, may compete with us. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability.
We anticipate continued competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.

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
Full Power Television Stations.  In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On September 11, 2015, the FCC granted our application for renewal of the station’s license. We also distribute our programming via leased carriage on a full power television station in Seattle, Washington. Our Boston market station, WWDP TV, currently broadcasts in a digital format on channel 10, perceived by viewers as channel 46, the station's previous analog channel. The Company is licensee to WWDP (TV), channel 10, a broadcast television station licensed to Norwell, Massachusetts and serving the Boston, MA television market.
In February 2012, Congress passed legislation that grants the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted a Report and Order (the “2014 Report”) establishing the framework for an incentive auction of broadcast television spectrum. The 2014 Report created a two part incentive auction framework (the “Incentive Auction”). First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish all or a part of its station’s spectrum by (i) surrendering its license, (ii) relinquishing a portion of its spectrum and thereafter sharing spectrum with another station, or (iii) modifying a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022. Applications to participate in the Incentive Auction were due by January 12, 2016 with bidding scheduled to begin on March 29, 2016. Completion of both parts of the Incentive Auction (reverse and forward) is expected to take up to one year. WWDP(TV) is a high VHF station and has elected to participate in the Incentive Auction.
To accommodate the spectrum reallocation to new users, the FCC may require that television stations that do not participate in the auction (or that participate but are not selected to sell their spectrum) modify their transmission facilities. The FCC is required to use “reasonable efforts” to preserve a station’s coverage area and population served, and this prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. If we choose to channel share or if we are required to change the frequency WWDP(TV) uses, we could incur conversion costs that may not be fully reimbursed, or our ability to provide high definition programming and additional program streams, including mobile video services, could be constrained.
As a high VHF station, the Company could chose to either relinquish its spectrum or relocate to a low VHF frequency. Such relocation may result in additional expenses and if the Company relinquishes its spectrum, it will have to replace distribution in the Boston, MA market by negotiating with distributors that may not agree to carry the network in the market.
We cannot predict the likelihood, timing or outcome of any court, Congressional or FCC regulatory action with respect to the Incentive Auction, or repacking of broadcast television spectrum, nor the impact of any such changes upon our business.
The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes, or the FCC’s rules, regulations or policies. Proposals for additional or revised regulations and requirements are pending before, are being considered by, and may in the future be considered by, Congress and federal regulatory agencies from time to time. We cannot predict the effect of any existing or proposed federal legislation, regulations or policies on our business. Also, several of the foregoing matters are now, or may become, the subject of litigation, and we cannot predict the outcome of any such litigation or the effect on our business.
Product Marketing
We offer our customers a broad range of merchandise through television, online and mobile. The manner in which we promote and sell our merchandise, including claims and representations made in connection with these efforts, is regulated by a wide variety of federal, state and local laws, regulations, rules, policies and procedures. Some examples of these that affect the manner in which we sell and promote merchandise or otherwise operate our businesses include, but are not limited to, the following:

•
The Food and Drug Administration’s regulations regarding marketing claims that can be made about cosmetic beauty products and over-the-counterdrugs, which include products for treating acne or medical products, and claims that can be made about food products;

•
Regulations related to product safety issues and product recalls including, but not limited to, the Consumer Product Safety Act, the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substance Act, the Flammable Fabrics Act and regulations promulgated pursuant to these acts; and

•	Laws governing the collection, use, retention, security and transfer of personally-identifiable information about our customers.
These laws, regulations, rules, policies and procedures are subject to change at any time. Unfavorable changes applicable to us could decrease demand for merchandise offered by us, increase costs which we may not be able to offset, subject us to additional liabilities and/or otherwise adversely affect our businesses.

I. Intellectual Property
We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, vendors, partners, and others to protect our proprietary rights. We have registered, or applied for the registration of a number of U.S. domain names, trademarks and service marks.

J. Seasonality and Economic Sensitivity
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

K. Employees
At January 30, 2016, we had approximately 1,300 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 13% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

L. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Robert Rosenblatt	58	Chairman & Interim Chief Executive Officer
Timothy A. Peterman	48	Executive Vice President — Chief Financial Officer
Damon E. Schramm	47	Senior Vice President — General Counsel and Secretary
Jean-Guillaume Sabatier	46	Senior Vice President — Sales & Product Planning and Programming
Nicholas J. Vassallo	52	Senior Vice President — Corporate Controller
Jaime B. Nielsen	39	Senior Vice President — Human Resources
Robert Rosenblatt joined the Company in June 2014 as Chairman of the Board. In February 2016, he was appointed Interim Chief Executive Officer. Previously, Mr. Rosenblatt served as Chief Executive Officer of Rosenblatt Consulting, LLC, a private company he formed in 2006, which specializes in helping investment firms determine value in both public and private consumer companies as well as helping retail firms bring their product to market. From 2012 to 2013, Mr. Rosenblatt served as the interim President of ideeli Inc., a members-only e-retailer that sells women's fashion and décor items during limited-time sales.  From 2004 to 2006, he was Group President and Chief Operating Officer of Tommy Hilfiger Corp., a worldwide apparel and retail company. He co-managed the process that culminated in the successful sale of Tommy Hilfiger Corp. to Apax Partners in 2006. From 1997 to 2004, Mr. Rosenblatt was an executive at HSN, Inc., a multi-channel retailer and television network specializing in home shopping.  He served as Chief Financial Officer from 1997 to 1999, Chief Operating Officer from 2000 to 2001 and President from 2001 to 2004. Previously, from 1983 to 1996, he was an executive at Bloomingdale's, an upscale chain of department stores owned by Macy's Inc., and served as Chief Financial Officer and Vice President of Stores.  He has been and is currently serving on several public and private boards in the retail and technology industry including Newgistics, Inc., RetailNext, debShops, PepBoys (NYSE: PBY) and I.Predictus. Bob also served on the Board of Directors of the Electronic Retailing Association. Mr. Rosenblatt holds a BS in Accounting from of Brooklyn College.
Timothy A. Peterman joined the Company as Chief Financial Officer in March 2015. Most recently, Mr. Peterman served as the Chief Operating Officer and Chief Financial Officer for The J. Peterman Company, an ecommerce apparel brand since 2011 until he joined the Company in March 2015. From 2009 to 2011, he served as Chief Operating Officer and Chief Financial Officer of Synacor, a media technology company. Previously, Mr. Peterman served almost six years at The E.W. Scripps Company in various senior roles, including Senior Vice President of Corporate Development. From 1999 to 2002, he was Chief Operating Officer and Chief Financial Officer of IAC’s broadcasting and cable divisions, which included USA Network & Sci-Fi Channel. Mr. Peterman also spent almost six years in senior financial roles at Tribune Company. Mr. Peterman began his career at KPMG in Chicago in 1989, is a CPA and is a graduate of the University of Kentucky.
Damon E. Schramm was hired as Associate General Counsel in September 2015, and served in that capacity until he was promoted to Senior Vice President, General Counsel and Secretary in February 2016. Most recently, Mr. Schramm served as Vice President, General Counsel and Secretary at Lakes Entertainment, a publicly traded casino gaming company, from 2005 until he joined the Company in September 2015. Previously, he has served as a Partner at the law firm Gray Plant Mooty. He has also held board seats with the Make-A-Wish Foundation and the Animal Humane Society, among others. Mr. Schramm holds a BA from the University of Minnesota-Duluth and a JD from William Mitchell College of Law.
Jean-Guillaume Sabatier joined the Company as Senior Vice President, Sales & Product Planning in November 2008. During fiscal 2012, Mr. Sabatier also led a special projects initiative in the planning area. Mr. Sabatier served as Director, Sales and Product Planning for QVC, Inc., from July 2007 to October 2008. Prior to that time, Mr. Sabatier held various positions in QVC’s German business unit, including Director, Programming and Planning from July 2003 to July 2007. He began his QVC career as a sales and product planner in June 1997. Mr. Sabatier holds a BS and MBA from West Chester University in Pennsylvania.
Nicholas J. Vassallo has served as Vice President and Corporate Controller since 2000, and was promoted to Senior Vice President in October 2015. He first joined the Company as director of financial reporting in October 1996. Mr. Vassallo was named corporate controller in 1999 and the following year was promoted to vice president. Prior to joining the Company, he served as corporate controller for Fourth Shift Corporation, a software development company. Mr. Vassallo began his career with

Arthur Anderson, LLP where he spent eight years in their audit practice group. Mr. Vassallo is a CPA and holds a BS in Accounting from Saint John's University in New York.
Jaime B. Nielsen has served as Vice President, Human Resources since May 2014, and was promoted to Senior Vice President in October 2015. She first joined the Company as director of human resources in February 2012. Prior to joining the Company, she served as the Senior Human Resources Director with Aimia, Inc., from September 2009 to February 2012. Ms. Nielsen began her career with Carlson Companies where she spent over ten years in various roles within human resources including executive compensation, talent management, organizational effectiveness & organizational design and received a Bachelors of Science degree with an emphasis in Human Resources Management from Kennedy Western University.

M. Segments and Geographic Information
We have only one reporting segment, which encompasses digital commerce retailing, and our operations are conducted primarily in the United States. The segment and geographic information required herein is contained in Note 10, "Business Segments and Sales by Product Group", in the notes to our consolidated financial statements.

N. Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and amendments to these reports if applicable, are available, without charge, on our investor relations website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting the General Counsel, EVINE Live Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.
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
You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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
We experienced operating income (losses) of approximately $(8.7) million, $1.0 million and $0.1 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. We reported net losses of $(12.3) million, $(1.4) million and $(2.5) million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
Our television shopping business operates with a high fixed cost base, primarily driven by fixed fees under distribution agreements with cable and direct-to-home satellite providers to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base and/or negotiate a reduction in this cost structure. If our sales levels are not sufficient to cover our operating expenses, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings, cash balance and growth prospects could be materially adversely affected.
We have had a historic trend of operating losses, which, if not permanently reversed, could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business.

As of January 30, 2016, we had approximately $11.9 million in unrestricted cash, with an additional $0.5 million of restricted cash and investments. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. We have had a historic trend of operating losses, which, if not permanently reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.
On October 8, 2015, we entered into a fifth amendment to our revolving credit, term loan and security agreement with PNC, as previously amended (as amended, the "PNC Credit Facility") that, among other things, increased the size of the revolving line of credit from $75.0 million to $90.0 million. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan which we have drawn to fund improvements at our distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. All borrowings under the PNC Credit Facility mature and are payable on May 1, 2020. Maximum borrowings and available capacity under the amended revolving Credit Facility are equal to the lesser of $90 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, was $29.7 million as of January 30, 2016. On March 10, 2016, we entered into the sixth amendment to the PNC Credit Facility authorizing us to enter into the GACP Credit Agreement (as defined below).
On March 10, 2016, we entered into a five-year term loan credit and security agreement (the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the term loan under the GACP Credit Agreement (the "GACP Term Loan") will be used to provide for working capital and for general corporate purposes. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%.
We still have significant future commitments for our cash, which primarily include payments for cable and satellite program distribution obligations and the eventual repayment of the PNC Credit Facility. Based on our current projections for fiscal 2016, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, the GE/NBCU Shareholder Agreement requires the consent of GE Equity in order for us to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive this consent if we made a request. Furthermore, the PNC Credit Facility includes certain restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders, which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.
Our stock price has experienced a significant decline, which could further adversely affect the market price of our stock, our ability to raise additional capital and/or cause us to be subject to securities class action litigation.
The market price of our common stock has experienced and may continue to experience a significant decline. In 2015, the sales price of our common stock, as reported on the NASDAQ Global Market, declined from a high of $6.99 in the first quarter of 2015 to a low of $1.19 in the fourth quarter of 2015. Most recently, on March 28, 2016, the market price of our common stock, as reported on The NASDAQ Global Market, closed at a price of $0.99 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. Our financial position, our cash flows and our results of operations could be materially adversely affected if our stock price does not improve or declines further. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
If our common stock continues to trade below $1.00 per share, we could cease to be in compliance with the continued listing standards set forth by NASDAQ.
On March 21, 2016, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we do not comply with the minimum closing bid price requirement for continued listing on the Nasdaq

Global Market under Nasdaq Marketplace Rule 5450(a)(1) (the “Rule”). The notification has no immediate effect on the listing of our common stock. In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until September 19, 2016, to regain compliance with the Rule. If at any time before September 19, 2016, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Rule. The letter also disclosed that in the event we do not regain compliance with the Rule by September 19, 2016, we may be eligible for additional time. To qualify for additional time, we would be required to transfer to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If an application for transfer were approved, we would have an additional 180 calendar days to comply in order for our common stock to remain listed on the Nasdaq Capital Market. If we are not eligible for the second compliance period, then the Staff will provide notice that our securities will be subject to delisting. We are currently evaluating our alternatives to resolve the listing deficiency. There is no assurance, however, that we will be eligible for an additional compliance period or that our common stock will not be delisted from Nasdaq. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from NASDAQ. If we were delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our shareholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.
Covenants in our debt agreements restrict our business in many ways.
The PNC Credit Facility and the GACP Credit Agreement contain various covenants that limit our ability and/or our subsidiaries' ability to, among other things, incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. In addition, certain financial covenants, including minimum EBITDA levels and a minimum fixed charge coverage ratio, become applicable if unrestricted cash plus facility availability falls below $18.0 million or upon an event of default. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Sources of Liquidity” below for a discussion of the PNC Credit Facility and GACP Credit Agreement. Upon the occurrence of an event of default under the PNC Credit Facility or GACP Credit Agreement, the lenders could elect to declare all amounts outstanding under the PNC Credit Facility and GACP Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. The PNC Credit Facility and GACP Credit Agreement are secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. If the lenders and counter parties under the PNC Credit Facility and GACP Credit Agreement accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under the PNC Credit Facility and GACP Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.
Our inability to recruit and retain key employees, including a permanent Chief Executive Officer, may adversely impact our ability to sustain growth.
Our continued growth is contingent, in part, on our ability to retain and recruit employees that have the distinct skills necessary for a business that demands knowledge of the general retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and fulfillment. In recent years, we have experienced significant management turnover, including the resignation of Mark C. Bozek as our Chief Executive Officer and as a member of our board of directors and the appointment of Bob Rosenblatt as interim Chief Executive Officer, effective February 8, 2016. Our board of directors have initiated a formal search process to identify a new, permanent Chief Executive Officer. The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees, including a permanent Chief Executive Officer. In addition, turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. Further we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, in fiscal 2015 and fiscal 2014, the Company recorded charges to income of $3.5 million and $5.5 million, respectively, related to severance payments to which our former Chief Executive Officer, Keith Stewart, and certain other terminated executive officers received. In addition, we expect to incur $1.9 million of expenses in the first quarter of fiscal 2016 due to the resignation of our Chief Executive Officer and Chief Strategy Officer, who both resigned on February 8, 2016.

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
As a result of their equity ownership in our company, NBCU (and Comcast, as the owner of all of the common equity of NBCU) and GE Equity together are currently among our largest shareholders and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the GE/NBCU Shareholder Agreement, NBCU (and Comcast, as the majority owner of NBCU) and GE Equity also have the right to block us from taking certain actions that our board of directors might otherwise determine to be in the interests of our other shareholders (as discussed in greater detail under "Business — Relationship with GE Equity, Comcast and NBCU above).
Our stock ownership is concentrated among a relatively small group of principal shareholders who have substantial control over us and could delay or prevent a change in corporate control.
GE Equity and NBCU (and Comcast, as the owner of all of the common equity of NBCU), together with their affiliates, along with our directors and executive officers, beneficially own, in the aggregate, approximately 18.7% of our common stock. As a result, these shareholders, acting together, would have the ability to significantly influence or control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to significantly influence or control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, an unaffiliated third party to us, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of our common stock to ASF Radio for $2.15 per share (the “GE /ASF Radio Sale”). The closing of the GE /ASF Radio Sale is subject to certain conditions and, as of March 28, 2016, the sale has not yet closed. According to the SEC filing, ASF Radio is an affiliate of Ardian, an unaffiliated private equity investment company.
Competition in the general merchandise retailing industry and particularly the live television shopping and e-commerce sectors could limit our growth and reduce our profitability.
As a general merchandise retailer, we compete for consumers with other forms of retail businesses, including other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television shopping sector, we compete with QVC, HSN, and Jewelry Television, as well as a number of smaller "niche" television shopping competitors. QVC and HSN both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel positions than we have. Furthermore, on March 8, 2016, Amazon announced the premiere of a live television program, Style Code Live, which features products that viewers can order online. This program, and any additional similar programs that Amazon may offer in the future, may compete with us. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. The digital commerce industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.
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
If the FCC withdraws mandatory cable carriage (or "must-carry") rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations, we could lose our current carriage distribution on cable systems in two markets: Boston and Seattle, which currently constitute approximately 3.7 million full-time households receiving our programming. We own our Boston television station and have a carriage contract with the third party Seattle television station. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these households on commercially reasonable terms and the carrying value of our Boston FCC license, which has an asset carrying value of $12.0 million as of January 30, 2016, may become further impaired.
We may be subject to product liability claims for on-air misrepresentations or if people or properties are harmed by products sold by us.
Products sold by us and representations related to these products may expose us to potential liability from claims by purchasers of such products, subject to our rights, in certain instances, to seek indemnification against this liability from the suppliers or manufacturers of the products. In addition to potential claims of personal injury, wrongful death or damage to personal property, the live unscripted nature of our television broadcasting may subject us to claims of misrepresentation by our customers, the Federal Trade Commission and state attorneys general. We maintain, and have generally required the manufacturers and vendors of these products to carry, product liability and errors and omissions insurance. There can be no assurance that we will maintain this coverage or obtain additional coverage on acceptable terms, or that this insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. There also can be no assurance that our suppliers will continue to maintain this insurance or that this coverage will be adequate or available with respect to any particular claims. We also require that our vendors fully indemnify us for such claims. Product liability claims could result in a material adverse impact on our financial performance. Our Company is also subject to two FTC consent decrees, one issued in 2001 and one issued in 2003; both have a duration of 20 years.  They consist of claims involving recordkeeping, compliance policies, and attention to detail on claim substantiation. Violations of these decrees could result in significant civil fines and penalties.
Our ValuePay installment payment program could lead to significant unplanned credit losses if our credit loss rate materially deteriorates.
We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of January 30, 2016, we had approximately $108.9 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
Failure to comply with existing laws, rules and regulations applicable to our company, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.
We market and provide a broad range of merchandise through multiple channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of warehouse facilities, the ownership of television stations as well as laws and regulations applicable to the internet, electronic devices and businesses engaged in e-commerce. These laws and regulations may cover subject matters including taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of our products and services. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, vendors, manufacturers or distributors or other third-parties with which we do business, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and subject us to additional liabilities. Finally, certain of these regulations impact our marketing efforts.
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
In addition to possible claims for security breaches involving customer information, the secure processing, maintenance and transmission of customer information is critical to our operations and business strategy, and we devote significant resources to protect our customer information. The expenses associated with complying with a patchwork of state laws imposing differing security requirements depending on the residence of our customers could reduce our operating margins. As mentioned above, there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce, primarily in the areas of taxation, consumer privacy and protection of consumer personal information, and we may have to devote significant resources to information security.
Nearly all of our sales are paid for by customers using credit or debit cards and the increasingly heightened Payment Card Industry (PCI) standards regarding the storage and security of customer information could potentially impact our ability to accept card brands.
Nearly all of our customers pay for purchases via a credit or debit card. Credit and debit card brand issuers continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for secure storage of customer data. By virtue of the volume of our overall credit card transactions, we are a Level 1 merchant which requires the annual completion of a formal Record of Compliance ("ROC") by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially adversely affect sales. We received an approved ROC on July 30, 2015.
We depend on relationships with numerous domestic and foreign manufacturers and suppliers for our products and proprietary brands; a decrease in product quality or an increase in product cost, the unanticipated loss of our larger suppliers, or the lack of customer receptivity or brand acceptance to our proprietary brands could impact our sales.
We procure merchandise from numerous domestic and foreign manufacturers and suppliers generally pursuant to short-term contracts and purchase orders. Our ability to identify, establish and maintain relationships with these parties, as well as access quality merchandise in a timely and efficient manner on acceptable terms and at acceptable costs, can be challenging. We depend on the ability of these parties in the U.S. and abroad to timely produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs, among others, and to deliver products that meet or exceed our customers’ expectations.
Our failure to identify new vendors and manufacturers, maintain relationships with a significant number of existing vendors and manufacturers and/or access quality merchandise in a timely and efficient manner could cause us to miss customer delivery dates or delay scheduled promotions, which could result in the failure to meet customer expectations and could cause customers to cancel orders or cause us to be unable to source merchandise in sufficient quantities, which could result in lost sales.
It is possible that one or more of our larger suppliers could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. During fiscal 2015, products purchased from one vendor accounted for approximately 16% of our consolidated net sales. The unanticipated loss of this supplier or any other large supplier could impact our sales and earnings. We have periodically experienced the loss of a major vendor and if a number of our larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability.
Our efforts to accelerate the development of proprietary brands may require working capital investments for the development and promotion of new brands and concepts. In addition, factors such as minimum purchase quantities and reduced merchandise return rights, typically associated with the purchasing of products associated with proprietary brands, can lead to excess on-hand inventory if sales of these brands do not meet our expectations due to a lack of customer receptivity or brand acceptance. Our ability to successfully offer a wider assortment of proprietary merchandise may also be adversely impacted if any of the risks mentioned above related to our manufacturers and suppliers materialize.
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

Over the past several years, a number of states have adopted legislation that would require out-of-state retailers to collect and remit sales tax on transactions originating on the internet or by other remote means such as television shopping, infomercial and catalog distribution. These new laws seek to assert indirect physical "nexus" by the out-of-state retailer based on either the presence in the state of e-commerce "click-thru" affiliates who are paid by the retailer to direct e-commerce traffic to the retailer through independent websites or by the presence in the state of companies with which the out-of-state retailer shares common ownership. These laws are being challenged by internet and other retailers under federal constitutional grounds, but court challenges have to date been largely unsuccessful. We continually monitor this legislation and, depending upon our facts in the state, have either registered to collect tax (such as in New York, North Carolina, Colorado, and Pennsylvania) or have confirmed that we have no direct or indirect physical relationships with the state at the time such legislation becomes effective. Several new state legislatures are introducing similar legislation each year, and federal legislation (which could require nationwide collection from all of our customers) has also been introduced in the federal House and Senate. The US Senate passed a version of this legislation (the "Mainstreet Tax Fairness Act") in May of 2013 which has not yet been voted on by the House of Representatives, and the House of Representatives proposed a competing bill (the "Remote Transactions Parity Act") in the summer of 2015 that, if passed, would have a similar impact on remote sellers. If this trend continues and the laws are upheld after legal challenges, we could be required to collect additional state and local taxes in many additional jurisdictions. Adding sales tax to our internet transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.
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
If the implementation and installation of our new warehouse management system is further delayed or not successful, we could have potential shipping delays resulting in slower shipments to our customers and increased costs, both of which could have a negative effect on our overall operating results.
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
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
During the second quarter of fiscal 2015, we adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses, as described further below under Part II, Item 5 below. The Shareholder Rights Plan may have anti-takeover effects. The provisions of the Shareholder Rights Plan could have the effect of delaying, deferring, or preventing a change of control of us and could discourage bids for our common stock at a premium over the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own two commercial buildings occupying approximately 209,000 square feet, plus land, in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities, call center operations and administrative offices. We own a 600,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of primarily all merchandise purchased and sold by us and for certain call center operations. Our owned real property in Eden Prairie, Minnesota and Bowling Green, Kentucky is currently pledged as collateral under our bank credit facilities.
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we finished the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016.
During fiscal 2015 we also leased approximately 400,000 square feet of additional variable warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allowed for additional capacity, during the construction of our expansion. We vacated the leased space during the first half of fiscal 2015 when the expanded facility was available for use. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station.
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

	High	Low
Fiscal 2015
First Quarter	$6.99	$5.61
Second Quarter	6.14	2.11
Third Quarter	3.16	1.92
Fourth Quarter	3.14	1.19
Fiscal 2014
First Quarter	$6.60	$4.38
Second Quarter	5.27	4.20
Third Quarter	5.82	4.43
Fourth Quarter	7.00	5.32
Holders
As of March 28, 2016, we had approximately 700 common shareholders of record.
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
Pursuant to the GE/NBCU Shareholder Agreement, we are prohibited from paying dividends on our common stock without GE Equity’s prior consent. We are further restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility".
Issuer Purchases of Equity Securities
There were no authorizations for repurchase programs or repurchases made by or on behalf of us or any affiliated purchaser for shares of any class of our equity securities in any fiscal month within the fourth quarter of fiscal 2015, except as disclosed in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2015 through November 28, 2015	22,102	$1.92	—	$—
November 29, 2015 through January 2, 2016	—	N/A	—	$—
January 3, 2015 through January 30, 2016	—	N/A	—	$—
Total	22,102	$1.92	—	$—

(1) The purchases in this column include 22,102 shares that were repurchased by the Company to satisfy tax withholding obligations related to vesting of restricted stock.
Sale of Unregistered Securities
During the past three fiscal years, we did not sell any equity securities that were not registered under the Securities Act, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.
Stock Performance Graph
The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) two published industry indices. The presentation compares the common stock price in the period from January 29, 2011 to January 30, 2016 to the Nasdaq Composite Index, the S&P 500 Retailing Index and the Morningstar Specialty Retail Index. The cumulative return is calculated assuming an investment of $100 on January 29, 2011, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any of our future filings under the Securities Act or Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among EVINE Live Inc., The Nasdaq Composite Index,
S&P 500 Retailing Index and the Morningstar Specialty Retail Index

ASSUMES $100 INVESTED ON JANUARY 29, 2011
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 30, 2016

	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016
EVINE Live Inc.	$100.00	$23.88	$43.10	$95.66	$97.21	$18.91
NASDAQ Composite Index	$100.00	$105.87	$121.07	$158.35	$180.99	$182.27
S&P 500 Retailing Index	$100.00	$113.42	$144.15	$180.63	$216.93	$253.36
Morningstar Specialty Retail Index	$100.00	$107.30	$139.25	$164.84	$171.85	$180.59

Equity Compensation Plan Information
The following table provides information as of January 30, 2016 for our compensation plans under which securities may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in 1st column)
Equity Compensation Plans Approved by Security Holders	2,622,800	$5.31	2,914,800	(1)

Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	2,622,800	$5.31	2,914,800
_______________________________________

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 2,914,800 shares under the 2011 Omnibus Stock Plan.

Shareholder Rights Plan
During the second quarter of fiscal 2015, we adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, we declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of our common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date, and on July 13, 2015, we entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from us one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit.
The Rights initially trade together with the common stock and are not exercisable. Subject to certain exceptions specified in the Rights Plan, the Rights will separate from the common stock and become exercisable following (i) the tenth calendar day after a public announcement or filing that a person or group has become an “Acquiring Person,” which is defined as a person who has acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the common stock then outstanding, subject to certain exceptions, or (ii) the tenth calendar day (or such later date as may be determined by the board of directors) after any person or group commences a tender or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle its holders (other than such Acquiring Person) to purchase one Unit at a price of $9.00 per Unit. A Unit is intended to give the shareholder approximately the same dividend, voting and liquidation rights as would one share of common stock, and should approximate the value of one share of common stock. At any time after a person becomes an Acquiring Person, the board of directors may exchange all or part of the outstanding Rights (other than those held by an Acquiring Person) for shares of common stock at an exchange rate of one share of common stock (and, in certain circumstances, a Unit) for each Right. We will promptly give public notice of any exchange (although failure to give notice will not affect the validity of the exchange).
The Rights will expire upon certain events described in the Rights Plan, including the close of business on the earlier of the first anniversary of the date of the Rights Plan or the date of our 2016 annual meeting of shareholders, if the Rights Plan has not been approved by our shareholders, or the close of business on the date of the third annual meeting of shareholders following the last annual meeting of our shareholders at which the Rights Plan was most recently approved by shareholders, unless the Rights Plan is re-approved by shareholders at that third annual meeting of shareholders.  However, in no event will the Rights Plan expire later than the close of business on July 13, 2025. Until the close of business on the tenth calendar day after the day a public announcement or a filing is made indicating that a person or group has become an Acquiring Person, we may in our sole and absolute discretion amend the Rights or the Rights Plan agreement without the approval of any holders of the Rights or shares of common stock in any manner, including without limitation, amendments that increase or decrease the purchase price or redemption price or accelerate or extend the final expiration date or the period in which the Rights may be redeemed. We may also amend the Rights Plan after the close of business on the tenth calendar day after the day such public announcement or filing is made to cure ambiguities, to correct defective or inconsistent provisions, to shorten or lengthen time periods under the Rights Plan or in any other manner that does not adversely affect the interests of holders of the Rights. No amendment of the Rights Plan may extend its expiration date.

The foregoing summary of the Rights Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Rights Plan agreement, which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data
The selected financial data for the five years ended January 30, 2016 have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended
	January 30, 2016(a)	January 31, 2015(b)	February 1, 2014(c)	February 2, 2013(d)	January 28, 2012(e)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$693,312	$674,618	$640,489	$586,820	$558,394
Gross profit	238,480	245,048	230,024	212,372	204,095
Operating income (loss)	(8,738)	1,003	77	(23,297)	(16,838)
Net loss	(12,284)	(1,378)	(2,515)	(27,676)	(48,064)

Per Share Data:
Net loss per common share	$(0.22)	$(0.03)	$(0.05)	$(0.57)	$(1.03)
Net loss per common share — assuming dilution	$(0.22)	$(0.03)	$(0.05)	$(0.57)	$(1.03)
Weighted average shares outstanding:
Basic	57,004	53,459	49,505	48,875	46,451
Diluted	57,004	53,459	49,505	48,875	46,451

	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Balance Sheet Data:
Cash	$11,897	$19,828	$29,177	$26,477	$32,957
Restricted cash and investments	450	2,100	2,100	2,100	2,100
Current assets	199,049	200,943	195,857	170,712	163,271
Property, equipment and other assets	66,714	56,748	37,848	41,387	55,189
Total assets	265,763	257,691	233,705	212,099	218,460
Current liabilities	115,349	119,961	115,916	96,400	91,364
Other long-term obligations	73,435	53,202	39,581	38,420	25,507
Shareholders’ equity	76,979	84,528	78,208	77,279	101,589

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands, except statistical data)
Other Data:
Gross profit	34.4%	36.3%	35.9%	36.2%	36.6%
Working capital	$83,700	$80,982	$79,941	$74,312	$71,907
Current ratio	1.7	1.7	1.7	1.8	1.8
Adjusted EBITDA (as defined)(f)	$9,206	$22,773	$18,012	$4,494	$996

Cash Flows:
Operating	$(9,411)	$(1,315)	$13,953	$(8,482)	$(12,949)
Investing	$(20,364)	$(25,178)	$(11,077)	$(10,055)	$(7,819)
Financing	$21,844	$17,144	$(176)	$12,057	$7,254
________________

(a)
Results of operations for fiscal 2015 includes executive and management transition costs of approximately $3.5 million, distribution facility consolidation and technology upgrade costs of $1.3 million and Shareholder Rights Plan costs of $446,000.

(b)	Results of operations for fiscal 2014 includes activist shareholder response charges of approximately $3.5 million and executive transition costs of $5.5 million.

(c)	Results of operations for fiscal 2013 includes activist shareholder response charges of approximately $2.1 million.

(d)
Results of operations for fiscal 2012 includes an $11.1 million write-down of our FCC broadcast license and a $500,000 charge resulting from the early retirement of our $25 million term loan. Also, as a result of the Company's retail accounting calendar, fiscal 2012 includes 53 weeks of operations as compared to 52 weeks for the other periods presented. See Note 2 to the consolidated financial statements.

(e)	Results of operations for fiscal 2011 includes a $25.7 million total charge related to the early debt extinguishment of preferred stock.

(f)
EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses); non-cash impairment charges and write downs; activist shareholder response costs; executive and management transition costs; distribution facility consolidation and technology upgrade costs; Shareholder Rights Plan costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our television and online businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows:

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Adjusted EBITDA	$9,206	$22,773	$18,012	$4,494	$996
Less:
Executive and management transition costs	(3,549)	(5,520)	—	—	—
Distribution facility consolidation and technology upgrade costs	(1,347)	—	—	—	—
Activist shareholder response costs	—	(3,518)	(2,133)	—	—
Shareholder Rights Plan costs	(446)	—	—	—	—
Debt extinguishment	—	—	—	(500)	(25,679)
Non-operating gains (losses)	—	—	—	100	—
FCC license impairment	—	—	—	(11,111)	—
Non-cash share-based compensation expense	(2,275)	(3,860)	(3,217)	(3,257)	(5,007)
EBITDA (as defined)	$1,589	$9,875	$12,662	$(10,274)	$(29,690)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	$1,589	$9,875	$12,662	$(10,274)	$(29,690)
Adjustments:
Depreciation and amortization	(10,327)	(8,872)	(12,585)	(13,423)	(12,827)
Interest income	8	10	18	11	64
Interest expense	(2,720)	(1,572)	(1,437)	(3,970)	(5,527)
Income taxes	(834)	(819)	(1,173)	(20)	(84)
Net loss	$(12,284)	$(1,378)	$(2,515)	$(27,676)	$(48,064)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this annual report.
Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; our ability to successfully transition our brand name and corporate name; customer acceptance of our new branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; including without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customer; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits or television programming; and the risks identified under Item 1A (Risk Factors) in this report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

Overview
Our Company
We are a digital commerce company that offers a mix of proprietary, exclusive and name brands directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. We operate a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which we offer proprietary, exclusive and name brand merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
New Corporate Name and Branding
On November 18, 2014, we announced that we had changed our corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, our NASDAQ trading symbol also changed to EVLV from VVTV. We transitioned from doing business as "ShopHQ" and rebranded to "EVINE Live" and evine.com on February 14, 2015.
In May 2013, we previously announced a rebranding of our 24-hour television shopping network and digital commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively.

Products and Customers
Products sold on our media channel platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2015. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the years indicated by product category group. Certain fiscal 2014 and 2013 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2015 product group hierarchy:

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Merchandise Category
Jewelry & Watches	39%	42%	43%
Home & Consumer Electronics	31%	30%	35%
Beauty	14%	12%	11%
Fashion & Accessories	16%	16%	11%
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
Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary, exclusive and name brand merchandise using online, mobile, social media and our commerce infrastructure, which includes television access to approximately 88 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they are in the mood to shop.
By investing in new brands and offering a more diverse assortment of proprietary, exclusive (i.e., brands that are not readily available elsewhere) and name brand merchandise, presented in an engaging, entertaining, shopping-centric format, we believe we will attract a larger customer base targeting a broader demographic. At the root of our efforts to attract a larger customer base is a focus on expanding and strengthening our relationships with the brands, personalities and vendors with whom we do business.
In addition to offering our customers a more diverse assortment of proprietary, exclusive and name brand merchandise, we are focusing on increasing awareness of the EVINE Live brand and our Shop.Share.Smile platform while at the same time augmenting our distribution footprint, with the goal of expanding our customer base. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
Priorities for fiscal 2016 that we believe will ultimately drive sustainable profitability are: improving our discipline around offering the most popular and profitable merchandise mix that our customers prefer; careful attention to gross profit and our cost structure; capitalizing on our expertise in video-based ecommerce; sensibly broadening our distribution base; improving channel adjacencies and placement; exploiting new technologies in mobile and logistics; increasing customer penetration, improving customer and partner relationship management; process improvements; brand building and delivering value to our customers and business partners. We believe that our new brand identity coupled with a fresh focus on existing as well as emerging platforms and technologies and the development of proprietary and exclusive brands along with an improved program distribution footprint will begin repositioning our Company as a digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed expectations.
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

 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc. (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings), both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households, including High Definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. Furthermore, on March 8, 2016, Amazon announced the premiere of a live television program, Style Code Live, which features products that viewers can order online. This program, and any additional similar programs that Amazon may offer in the future, may compete with us. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability.
We anticipate continued competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Results for Fiscal 2015, 2014 and 2013
Consolidated net sales in fiscal 2015 were $693.3 million compared to $674.6 million in fiscal 2014, a 3% increase. Consolidated net sales in fiscal 2014 were $674.6 million compared to $640.5 million in fiscal 2013, a 5% increase. Results of operations for fiscal 2015 include executive and management transition costs of $3.5 million and distribution facility consolidation and technology upgrade costs of $1.3 million. We reported an operating loss of $8.7 million and a net loss of $12.3 million for fiscal 2015. We reported operating income of $1.0 million and a net loss of $1.4 million for fiscal 2014. Results of operations for fiscal 2014 include executive and management transition costs and activist shareholder response charges of approximately $5.5 million and $3.5 million, respectively. We reported operating income of $77,000 and a net loss of $2.5 million for fiscal 2013. Our operating income in fiscal 2013 includes activist shareholder response charges of approximately $2.1 million.
GACP Credit Agreement & PNC Credit Facility Amendment
On March 10, 2016, the Company entered into a five-year term loan credit and security agreement (the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the term loan under the GACP Credit Agreement (the "GACP Term Loan") will be used to provide for working capital and for general corporate purposes of the Company. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%. On the same day, we entered into the sixth amendment to the PNC Credit Facility authorizing the Company to enter into the GACP Credit Agreement.
Executive & Management Transition Costs
On February 8, 2016, subsequent to the end of fiscal 2015, Mark Bozek resigned as a member of the Company's board of directors and as Chief Executive Officer. In addition, on February 8, 2016, Russell Nuce resigned as Chief Strategy Officer and Interim General Counsel. We expect to record a $1.9 million charge to income in the first quarter of fiscal 2016 relating primarily to severance payments to be made in conjunction with the resignations. In addition, we expect to cut our full year operating expenses through reductions in corporate overhead and other operating costs.
On March 26, 2015, we announced the termination and departure of three executive officers, namely our Chief Financial Officer, our Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, we also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during fiscal 2015, we recorded charges to income of $3.5 million, which relate primarily to severance payments made as a result of the executive officer terminations and other direct costs associated with our 2015 executive and management transition.
On June 22, 2014, Keith R. Stewart resigned as a member of our board of directors and as our Chief Executive Officer. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, we recorded charges to income of $5.5 million during fiscal 2014, relating primarily to severance payments which Mr. Stewart was entitled to in accordance with the terms of his employment agreement; severance payments for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with our executive and management transition. Following Mr. Stewart's resignation, our board of directors appointed Mr. Mark Bozek as our Chief Executive Officer effective June 22, 2014.
Distribution Facility Expansion, Consolidation and Technology Upgrade Costs
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we finished the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, we incurred approximately $1.3 million in incremental expenses during fiscal 2015, relating primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.
Activist Shareholder Response Costs
In October of 2013, we received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of our bylaws. We retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, we recorded charges to income in fiscal 2014 and fiscal 2013 totaling $3.5 million and $2.1 million, respectively, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses in fiscal 2014.

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended (a)
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%	100.0%
Gross margin	34.4%	36.3%	35.9%
Operating expenses:
Distribution and selling	30.3%	30.0%	30.0%
General and administrative	3.5%	3.6%	3.7%
Depreciation and amortization	1.2%	1.3%	1.9%
Executive and management transition costs	0.5%	0.8%	—%
Distribution facility consolidation and technology upgrade costs	0.2%	—%	—%
Activist shareholder response costs	—%	0.5%	0.3%
Total operating expenses	35.7%	36.2%	35.9%
Operating income (loss)	(1.3)%	0.1%	—%
Interest expense, net	(0.4)%	(0.2)%	(0.2)%
Loss before income taxes	(1.7)%	(0.1)%	(0.2)%
Income taxes	(0.1)%	(0.1)%	(0.2)%
Net loss	(1.8)%	(0.2)%	(0.4)%

Key Operating Metrics

	Year Ended (a)
	January 30, 2016	Change	January 31, 2015	Change	February 1, 2014
Program Distribution
Total homes (average 000's)	88,105	1%	87,481	2%	86,120
Merchandise Metrics
Gross margin %	34.4%	(190) bps	36.3%	40 bps	35.9%
Net shipped units (000's)	9,853	9%	9,055	27%	7,152
Average selling price	$64	(4)%	$67	(17)%	$81
Return rate	19.8%	(170) bps	21.5%	(80) bps	22.3%
Online net sales % (b)	46.9%	230 bps	44.6%	(60) bps	45.2%
Total Customers - 12 Month Rolling (000's)	1,436	(1)%	1,446	7%	1,357
(a) The Company’s most recently completed fiscal year, fiscal 2015, ended on January 30, 2016, and consisted of 52 weeks. Fiscal 2014 ended on January 31, 2015 and consisted of 52 weeks. Fiscal 2013 ended on February 1, 2014 and consisted of 52 weeks.
(b) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 1% in fiscal 2015, resulting in a 624,000 increase in average homes reached versus fiscal 2014. The fiscal 2015 increase was driven primarily by organic subscriber growth of our distribution platforms. Average FTE subscribers grew 2% in fiscal 2014, resulting in a 1.4 million increase in average homes reached compared to fiscal 2013. The fiscal 2014 annual increase was driven primarily by an increase in our footprint as we expanded into more widely distributed digital tiers of service. We have made low-cost infrastructure investments that have enabled us to soft launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We distribute the networks' HD feed in selected markets and we believe that having an HD feed of our service allows us to attract new viewers and customers. Our television shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, evine.com, which is not included in the foregoing data on homes reached.
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
As of January 30, 2016, the direct ownership of NBCU (which is indirectly owned by Comcast) in the Company consisted of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units during fiscal 2015 increased 9% from fiscal 2014 to 9.9 million from 9.1 million. The number of net shipped units during fiscal 2014 increased 27% from fiscal 2013 to 9.1 million from 7.2 million. The increase in units shipped during fiscal 2015 was driven by the strong performances of our beauty and fashion & accessories product categories and from a decreased ASP in our home & consumer electronics product category from increased markdowns taken during fiscal 2015.

Average Selling Price
Our average selling price, or ASP, per net unit was $64 in fiscal 2015, a 4% decrease from fiscal 2014. The decrease in the ASP during fiscal 2015, was primarily due to markdowns taken in our home & consumer electronics product category and strong sales growth within our beauty and fashion & accessories product categories, which typically have lower average selling prices. These ASP decreases contributed to our increase in net shipped units by 9%. For fiscal 2014, the ASP was $67, a 17% decrease over fiscal 2013. The decrease in the fiscal 2014 ASP was driven primarily by strong growth within our fashion & accessories and beauty categories, which typically have lower average selling prices, as well as a general shift to lower price points in other merchandise categories. Decreasing our ASP has been a key component in our customer acquisition efforts, however, we are planning to migrate our merchandising mix to achieve a more ideal balance between ASP and gross margin productivity.
Return Rates
Our return rate was 19.8% in fiscal 2015 as compared to 21.5% in fiscal 2014, a 170 basis point ("bps") decrease. The decrease in the return rate was driven by rate decreases across all our merchandise categories, as well as a reduction in our jewelry sales mix, which typically has higher return rates. The decreases in the category return rates were driven by the decreases in ASP as described above and improvements in the execution of our returns policy. Our return rate was 21.5% in fiscal 2014 compared to 22.3% in fiscal 2013, an 80 bps decrease. The decrease in the fiscal 2014 return rate was primarily driven by decreases in our return rates within our beauty, watch and consumer electronics merchandise categories. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months decreased 1% to 1,436,000 during fiscal 2015 from 1,446,000 in fiscal 2014. The slight decrease was driven by a reduction in new customers over the prior year, partially offset by an increase in our retention of current customers. Total customers purchasing increased 7% to 1,446,000 during fiscal 2014 from 1,357,000 in fiscal 2013. We believe the increase in total customers was primarily due to broadening of our product assortment at lower price points.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2015 were $693.3 million, a 3% increase over consolidated net sales of $674.6 million for fiscal 2014. The increase in consolidated net sales was driven primarily by strong growth in our beauty, fashion & accessories and home & consumer electronics product categories and increased customer purchase frequency. These increases were offset by a net sales decrease in our jewelry & watches category as we shifted our product mix from jewelry in favor of home & consumer electronics, beauty and fashion & accessories. In addition, we also experienced a decrease in shipping and handling revenue due to increased promotional shipping offers made to remain competitive. Our online sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 46.9% in fiscal 2015 as compared to 44.6% in fiscal 2014. Overall, we continue to deliver strong online sales penetration. We believe the increase in penetration during the periods was driven by higher mobile sales as a result of our new mobile site and application launched late in fiscal 2014. Our mobile penetration increased to 42.3% of total online sales during fiscal 2015 versus 33.5% of total online sales during fiscal 2014. We believe that the increase experienced in our mobile penetration during fiscal 2015 was due to the rollout of our new mobile site and application launched late in fiscal 2014 and the overall increase in consumers' use of tablets on mobiles devices for retail purchases since 2014.
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2014 were $674.6 million, a 5% increase over consolidated net sales of $640.5 million for fiscal 2013. The increase in our consolidated net sales from the prior year was driven primarily by sales growth in our fashion & accessories product category but also increased sales volume in our home, watches and beauty categories, partially offset by sales decreases in our consumer electronics and jewelry product categories. Our e-commerce sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 44.6% in fiscal 2014 as compared to 45.2% in fiscal 2013. Overall, we continue to deliver strong online sales penetration. The decrease in penetration during fiscal 2014 is primarily due to our mix shift away from watches and consumer electronics, which have a strong online penetration. Our mobile penetration increased to 33.5% of total online sales during fiscal 2014 versus 25.2% of total online sales during fiscal 2013. We believe that the increase experienced in our mobile penetration during fiscal 2014 was due to the rollout of our tablet mobile applications in the fall of 2013, improvements made in our mobile phone checkout site and the overall increase in consumers' use of tablets for retail purchases since 2013.

Gross Profit
Gross profit for fiscal 2015 was $238.5 million, a decrease of 3%, compared to $245.0 million for fiscal 2014. The decrease in the gross profits experienced during fiscal 2015 was primarily driven by lower gross margin percentages experienced across our product categories. Gross margin percentages for fiscal 2015, fiscal 2014 and fiscal 2013 were 34.4%, 36.3% and 35.9% respectively, representing a 190 bps decrease from fiscal 2014 to fiscal 2015, and a 40 bps increase from fiscal 2013 to fiscal 2014. The decrease in the gross margin percentage experienced in fiscal 2015 reflects the following: a 110 basis point margin decrease attributable to reduced gross profit rates within the jewelry & watches and home product categories and other markdowns taken fiscal 2015; a 30 basis point margin decrease attributable to reduced margins due to a shift in product mix from jewelry & watches in favor of consumer electronics, which typically have a lower margin, partially offset by a positive mix into beauty and fashion; a 20 basis point margin decrease attributable to reduced shipping and handling margin due to increased shipping promotions (as discussed above); and a 20 basis point margin decrease attributable to increased fulfillment depreciation due to the expansion and upgrades made to our Bowling Green facility and placed in service during fiscal 2015. The increase in the gross margin percentage experienced in fiscal 2014 reflects an increased sales mix of fashion & accessories and beauty, which typically carry higher margin percentages, as well as margin rate improvements in beauty, partially offset by increased levels of shipping and handling promotional activity during the year.
Gross profit for fiscal 2014 was $245.0 million, an increase of 7%, compared to $230.0 million for fiscal 2013. The increase in the gross profits experienced during fiscal 2014 was driven primarily by the year-over-year sales increase discussed above and the higher gross margin percentages experienced due to sales of higher margin products.
Operating Expenses
Total operating expenses were $247.2 million, $244.0 million and $229.9 million for fiscal 2015, fiscal 2014 and fiscal 2013 respectively, representing an increase of $3.2 million or 1% from fiscal 2014 to fiscal 2015, and an increase of $14.1 million, or 6% from fiscal 2013 to fiscal 2014. Total operating expenses as a percentage of net sales were 35.7%, 36.2% and 35.9% for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Total operating expense for fiscal 2015 includes executive and management transition costs of $3.5 million and distribution facility consolidation and technology upgrade costs of $1.3 million. Total operating expenses for fiscal 2014 includes activist shareholder response charges of $3.5 million and executive transition costs of $5.5 million. Total operating expenses for fiscal 2013 includes activist shareholder response charges of $2.1 million. Excluding executive and management transition costs, distribution facility consolidation and technology upgrade costs and shareholder activist response, total operating expenses as a percentage of net sales were 35.0%, 34.8% and 35.6% for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Distribution and selling expense for fiscal 2015 increased $6.7 million, or 3%, to $209.3 million or 30.3% of net sales compared to $202.6 million or 30.0% of net sales in fiscal 2014. Distribution and selling expense increased during fiscal 2015 due to increased program distribution expense of $2.3 million relating to a 1% increase in average homes reached during fiscal 2015 and investments made in the fourth quarter of fiscal 2015 to increase our HD channel carriage. The increase over the comparable period was also due to an increase in variable salaries and wages of $4.4 million, increased customer service and telecommunication expense of $1.1 million, increased online selling and search fees of $1.9 million, production expenses of $531,000 and rebranding expense of $260,000, offset by decreased accrued incentive compensation of $2.7 million, decreased share based compensation of $654,000 and decreased credit card processing fees and credit expenses of $304,000. Total variable expenses during fiscal 2015 were approximately 9.2% of total net sales versus 8.7% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales was primarily due to a 9% increase in net shipped units compared with a 3% increase in consolidated net sales and the decline in our average selling price during fiscal 2015.
Distribution and selling expense for fiscal 2014 increased $10.9 million, or 6%, to $202.6 million, or 30.0% of net sales compared to $191.7 million or 30.0% of net sales in fiscal 2013. Distribution and selling expense increased during fiscal 2014 primarily due to increased program distribution expense of $6.1 million relating to a 2% increase in average homes reached during the year as well as investments made associated with improved channel positions which began in the second half of fiscal 2013 and continued through fiscal 2014. The increase over the prior year was also due to increases in variable credit card processing fees and other credit expenses of $2.0 million, customer service and telecommunications expenses of $1.3 million, increases in salaries, wages and accrued incentive compensation costs of $1.3 million and increased warehouse occupancy expense of $689,000, partially offset by decreased share-based compensation expenses of $503,000. Total variable expenses in fiscal 2014 were approximately 8.7% of total net sales versus approximately 8.0% of total net sales in fiscal 2013. The increase in variable expense as a percentage of net sales coincides with the reduction in average selling price and resulting 27% increase in net shipped units during fiscal 2014.
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
General and administrative expense for fiscal 2015 increased $0.5 million, or 2%, to $24.5 million, or 3.5% of net sales compared to $24.0 million or 3.6% of net sales in fiscal 2014. General and administrative expense increased from fiscal 2015 primarily as a result of increased costs associated with leased software, maintenance contracts and telecommunication of $940,000, costs incurred for the implementation of our Shareholder Rights Plan of $446,000, professional and legal fees of $419,000, personal property taxes of $222,000, executive travel expenses of $135,000 and reduced 2014 year to date expense of $135,000 related to a property easement payment received in fiscal 2014. These increases were offset by decreased share-based compensation expense of $1.0 million relating to our former chief executive officer's transition and new board member equity grants made in the second quarter of fiscal 2014 and decreased salary and accrued incentive compensation expenses of $861,000. General and administrative expense for fiscal 2014 increased $0.2 million, or 1%, to $24.0 million or 3.6% of net sales compared to $23.8 million or 3.7% of net sales in fiscal 2013. General and administrative expense increased from fiscal 2013 primarily as a result of increased share-based compensation expense of $1.1 million due to immediate equity vesting associated with the termination of our former chief executive officer and new board member grants and software expense of $319,000, offset by lower salary and accrued incentive compensation expenses of $1.1 million and decreased legal fees of $137,000. In addition, fiscal 2014 general and administrative expense included $349,000 in information systems and website related rebranding costs.
Depreciation and amortization expense was $8.5 million, $8.4 million and $12.3 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, representing an increase of $29,000, or 0.3% from fiscal 2014 to fiscal 2015 and a decrease of $3.9, or 31% from fiscal 2013 to fiscal 2014. Depreciation and amortization expense as a percentage of net sales was 1.2% for fiscal 2015, 1.3% for fiscal 2014 and 1.9% fiscal 2013. The marginal increase in depreciation and amortization expense of $29,000 during fiscal 2015 was primarily due to the amortization of the "EVINE Live" trademark and brand name intangible of $43,000. The decrease in depreciation and amortization expense during fiscal 2014 was primarily due to decreased amortization expense of $4.0 million associated with the expiration of the NBC trademark license.
Operating Income (Loss)
We reported an operating loss of $8.7 million in fiscal 2015 compared to operating income of $1.0 million for fiscal 2014, representing a decrease of $9.7 million. Our operating results decreased during fiscal 2015 primarily as a result of decreased gross profit and an increase in distribution and selling and distribution facility consolidation and technology upgrade costs, offset by a decrease in executive and management transition costs and elimination of activist shareholder response costs (as noted above).
We reported operating income of $1.0 million for fiscal 2014 compared with an operating income of $77,000 for fiscal 2013, representing an improvement of $926,000. Our operating results improved during fiscal 2014 primarily as a result of increased gross profit dollars achieved and lower depreciation and amortization expense, primarily offset by higher distribution and selling expense, executive transition costs and activist shareholder response costs.
Net Loss
For fiscal 2015, we reported a net loss of $12.3 million or $0.22 per basic and dilutive share, on 57,004,321 weighted average common shares outstanding. For fiscal 2014 we reported a net loss of $1.4 million or $0.03 per basic and dilutive share, on 53,458,662 weighted average common shares outstanding. For fiscal 2013, we reported a net loss of $2.5 million, or $0.05 per basic and dilutive share, on 49,504,892 weighted average common shares outstanding. Net loss for fiscal 2015 includes executive and management transition costs of $3.5 million and distribution facility consolidation and technology upgrade costs of $1.3 million and interest expense of $2.7 million, relating primarily to interest on outstanding advances under the PNC Credit Facility and the amortization of fees paid to obtain the PNC Credit Facility, offset by interest income totaling $8,000 earned on our cash and restricted cash and investments. Net loss for fiscal 2014 includes costs related to an activist shareholder response of approximately $3.5 million, executive transition costs of $5.5 million and interest expense of $1.6 million, relating primarily to interest on outstanding advances under the PNC Credit Facility and the amortization of fees paid to obtain the PNC Credit Facility, offset by interest income totaling $10,000 earned on our cash and restricted cash and investments. Net loss for fiscal 2013 includes costs related to an activist shareholder response of approximately $2.1 million and interest expense of $1.4 million, relating primarily to interest on outstanding advances under the PNC Credit Facility and the amortization of fees paid to obtain the PNC Credit Facility, offset by interest income totaling $18,000 earned on our cash and restricted cash and investments.
For fiscal 2015, net loss reflects an income tax provision of $834,000. The fiscal 2015 tax provision includes a non-cash charge of approximately $788,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining fiscal 2015 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2014, net loss reflects an income tax provision of $819,000. The fiscal 2014 tax provision includes a non-cash charge of approximately $788,000 relating to changes in our long-

term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining fiscal 2014 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2013, net loss reflects an income tax provision with a non-cash charge of approximately $1.2 million relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license and state income taxes payable on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the losses recorded during fiscal 2015, fiscal 2014 and fiscal 2013 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Quarterly Results
The following summarized unaudited results of operations for the quarters in fiscal 2015 and fiscal 2014 have been prepared on the same basis as the annual financial statements and reflect normal recurring adjustments that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter due to seasonality and the timing of operating expenses. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except percentages and per share amounts)
Fiscal 2015
Net sales	$158,451	$161,061	$162,258	$211,542	$693,312
Gross profit	57,305	58,856	55,910	66,409	238,480
Gross profit margin	36.2%	36.5%	34.5%	31.4%	34.4%
Operating expenses	61,232	61,032	60,192	64,762	247,218
Operating income (loss) (a)	(3,927)	(2,176)	(4,282)	1,647	(8,738)
Other expense, net	(596)	(667)	(688)	(761)	(2,712)
Income tax provision	(205)	(205)	(205)	(219)	(834)
Net income (loss) (a)	$(4,728)	$(3,048)	$(5,175)	$667	$(12,284)

Net income (loss) per share	$(0.08)	$(0.05)	$(0.09)	$0.01	$(0.22)
Net income (loss) per share — assuming dilution	$(0.08)	$(0.05)	$(0.09)	$0.01	$(0.22)
Weighted average shares outstanding:
Basic	56,641	57,093	57,125	57,158	57,004
Diluted	56,641	57,093	57,125	57,158	57,004

Fiscal 2014
Net sales	$159,701	$156,587	$157,106	$201,224	$674,618
Gross profit	60,006	60,435	59,066	65,541	245,048
Gross profit margin	37.6%	38.6%	37.6%	32.6%	36.3%
Operating expenses	58,954	64,142	59,263	61,686	244,045
Operating income (loss) (b)	1,052	(3,707)	(197)	3,855	1,003
Other expense, net	(391)	(381)	(404)	(386)	(1,562)
Income tax provision	(201)	(201)	(207)	(210)	(819)
Net income (loss) (b)	$460	$(4,289)	$(808)	$3,259	$(1,378)

Net income (loss) per share	$0.01	$(0.08)	$(0.01)	$0.06	$(0.03)
Net income (loss) per share — assuming dilution	$0.01	$(0.08)	$(0.01)	$0.06	$(0.03)
Weighted average shares outstanding:
Basic	49,844	52,200	55,433	56,357	53,459
Diluted	56,341	52,200	55,433	57,598	53,459
(a) Net income (loss) and operating income (loss) for the second, third and fourth quarters of fiscal 2015 includes distribution facility consolidation and technology upgrade costs of approximately $972,000, $294,000 and $81,000, respectively. In addition, net loss and operating loss for the first, second and third quarters of fiscal 2015 includes executive and management transition costs of $2.6 million, $205,000 and $754,000, respectively.
(b) Net income (loss) and operating income (loss) for the first and second quarters of fiscal 2014 includes activist shareholder response charges of approximately $1.0 million and $2.5 million, respectively. In addition, net income (loss) and operating income (loss) for the second, third and fourth quarters of fiscal 2014 includes executive transition costs of $2.6 million, $2.4 million and $485,000, respectively.

Financial Condition, Liquidity and Capital Resources
As of January 30, 2016, we had cash of $11.9 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As our unused line availability is greater than $10 million at January 30, 2016, no additional cash is required to be restricted. As of January 31, 2015, we had cash of $19.8 million and had restricted cash and investments of $2.1 million pledged primarily as collateral for our issuances of commercial letters of credit. During fiscal 2015, working capital increased $2.7 million to $83.7 million compared to working capital of $81.0 million for fiscal 2014. The current ratio (our total current assets over total current liabilities) was 1.7 at January 30, 2016 and 1.7 at January 31, 2015.
Sources of Liquidity
Our principal source of liquidity is our available cash of $11.9 million as of January 30, 2016, which was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into the PNC Credit Facility, as lender and agent. The PNC Credit Facility was amended on October 8, 2015, to increase the size of the revolving line of credit from $75.0 million to $90.0 million. The Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides for a new accordion feature that would allow the Company to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 10, 2016, the Company entered into the sixth amendment to its Credit Facility with PNC authorizing the Company to enter into the GACP Credit Agreement (as defined below).
All borrowings under the PNC Credit Facility mature and are payable on May 1, 2020. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus 3% per annum. Beginning March 10, 2016, the revolving line of credit will bear interest at LIBOR plus a margin of between 3% and 4.5% based on the Company's trailing twelve-month reported EBITDA (as defined in the Credit Facility) measured quarterly in fiscal 2016 and semi-annually thereafter as demonstrated in its financial statements. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on base rate loans and 5% to 6% on LIBOR rate loans based on the Company’s leverage ratio as demonstrated in its audited financial statements.
As of January 30, 2016, the Company had borrowings of $59.9 million under its revolving line of credit. As of January 30, 2016, the term loan under the PNC Credit Facility had $12.8 million outstanding, which was used to fund the expansion initiative of which $2.1 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of January 30, 2016 was approximately $29.7 million, and provides liquidity for working capital and general corporate purposes. In addition, as of January 30, 2016, our unrestricted cash plus facility availability was $41.6 million and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $16.0 million (increasing to $18.0 million beginning March 10, 2016). In addition, the PNC Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
GACP Term Loan
On March 10, 2016, we entered into a term loan credit and security agreement (the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the GACP Term Loan will be used for working capital and general corporate purposes and to help strengthen our total liquidity position which will allow us the flexibility to drive improved profitability. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of our Boston television station FCC license and on a second lien priority basis by our accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement.
The GACP Credit Agreement contains customary covenants and conditions, which are consistent with the covenants and conditions under the PNC Credit Agreement, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $18 million. In addition, the GACP Credit Agreement places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Other
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we completed the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of the PNC Credit Facility and GACP Credit Agreement. We believe that our existing cash balances and overall liquidity will be sufficient to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, and operating leases totaling approximately $329.7 million over the next five fiscal years.
For fiscal 2015, net cash used for operating activities totaled $9.4 million compared to net cash used for operating activities of $1.3 million in fiscal 2014 and net cash provided by operating activities of $14.0 million in fiscal 2013. Net cash used for operating activities for fiscal 2015 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, long-term deferred income taxes and the amortization of deferred revenue and other financing costs. In addition, net cash used for operating activities for fiscal 2015 reflects an increase in accounts receivable, inventories and prepaid expenses and a decrease in accounts payable and accrued liabilities. Accounts receivable increased due to increased sales levels, primarily in the fourth quarter. Inventory increased as a result of planned purchases in support of higher sales levels and in preparation for fiscal 2016 sales growth initiatives. Accounts payable and accrued liabilities decreased during fiscal 2015 primarily due to a decrease in accounts payables related to customer shipments made directly by vendors in the fourth quarter which had shorter payment terms, a decrease in accrued incentive compensation and accrued severance.
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
Net cash used for investing activities totaled $20.4 million for fiscal 2015 compared to net cash used for investing activities of $25.2 million for fiscal 2014 and net cash used for investing activities of $11.1 million in fiscal 2013. Expenditures for property and equipment were $22.0 million in fiscal 2015 compared to $25.1 million in fiscal 2014 and $8.2 million in fiscal 2013. Expenditures for property and equipment during fiscal 2015, fiscal 2014 and fiscal 2013 primarily include capital expenditures made for the distribution facility expansion, development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. The decrease in the capital expenditures in fiscal 2015 and the increase in fiscal 2014 primarily relate to expenditures totaling $10.1 million and $14.9 million, respectively, made in connection with our distribution facility expansion. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; the continuation of our significant warehousing expansion effort and related equipment improvements and technology upgrade at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives. During fiscal 2015, we decreased our restricted cash and investment collateral balance by $1.7 million. During fiscal 2013, we also made a cash payment of $2.8 million in connection with the extension of our now expired NBCU trademark license.
Net cash provided by financing activities totaled $21.8 million in fiscal 2015 and related primarily to proceeds of the revolving loan under the PNC Credit Facility of $19.2 million, proceeds of the term loan under the PNC Credit Facility of $2.8 million and proceeds from the exercise of stock option of $2.5 million, partially offset by payments on the term loan of $2.1 million, payments for deferred debt issuance costs of $537,000 and capital lease payments of $52,000. Net cash provided by financing activities totaled $17.1 million in fiscal 2014 and related primarily to proceeds of the term loan under the PNC Credit Facility of $12.2 million, proceeds of the revolving loan under the PNC Credit Facility of $2.7 million and proceeds from the exercise of stock option of $2.8 million, partially offset by payments for deferred Credit Facility issuance costs of $307,000, payments on the term loan of $145,000 and capital lease payments of $50,000. Net cash used for financing activities totaled $176,000 in fiscal 2013 and related primarily to payments totaling $390,000 for deferred issuance costs in connection with increasing the PNC Credit Facility, capital lease payments of $13,000, offset by cash proceeds of $227,000 from the exercise of stock options.

Financial Covenants
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $16.0 million (increasing to $18.0 beginning on March 10, 2016) or upon an event of default. As of January 30, 2016, our unrestricted cash plus facility availability was $41.6 million and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months. Under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.

Contractual Cash Obligations and Commitments
The following table summarizes our obligations and commitments as of January 30, 2016, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Cable and satellite agreements (a)	$167,373	$77,780	$89,593	$—	$—
Long term credit facilities	74,514	2,754	5,177	66,583	—
Operating leases	1,578	1,407	171	—	—
Capital leases	37	37	—	—	—
Employment agreements	2,381	1,881	500	—	—
Purchase order obligations	83,861	83,861	—	—	—
Total	$329,744	$167,720	$95,441	$66,583	$—

_______________________________________

(a)
Future cable and satellite payment commitments are based on subscriber levels as of January 30, 2016 and commitments entered into as of the date of this report. Future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease, or with changes in channel position. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 30, 2016. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.
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
In November 2015, the Financial Accounting Standards Board issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted and applied either prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2015-17 on our consolidated financial statements.
In February 2016, the Financial Accounting Standards Board issued Leases, Topic 842 (ASU No 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.
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
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.   We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 71% to 77%. As of January 30, 2016 and January 31, 2015, we had approximately $108.9 million and $106.7 million, respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable, which is primarily related to our ValuePay program, for fiscal 2015, fiscal 2014 and fiscal 2013 was $11.8 million, $13.0 million and $12.8 million, respectively. Based on our fiscal 2015 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television shopping and online net sales would have an impact of approximately $3.5 million on consolidated distribution and selling expense.

•
Inventory.  We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of January 30, 2016 and January 31, 2015, we had inventory balances of $65.8 million and $61.5 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the following factors: age of the inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost. In determining appropriate reserve percentages, we look at our historical write off experience, the specific merchandise categories affected, our historic recovery percentages on various methods of liquidations, forecasts of future product airings and current markdown processes. Provision for excess and obsolete inventory for fiscal 2015, fiscal 2014 and fiscal 2013 was $7.2 million in fiscal 2015 and $3.8 million for both fiscal 2014 and fiscal 2013. Based on our fiscal 2015 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $717,200 on consolidated gross profit.

•
Product returns.  We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and online sales were 19.8% in fiscal 2015, 21.5% in fiscal 2014, and 22.3% in fiscal 2013. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for future product returns, included in accrued liabilities in the accompanying balance sheets at the end of fiscal 2015 and fiscal 2014 were $4.7 million and $5.6 million, respectively. Based on our fiscal 2015 sales returns, a one-point increase or decrease in our television and online sales returns rate would have had an impact of approximately $3.4 million on gross profit.

•
FCC broadcasting license.  As of January 30, 2016 and January 31, 2015, we have recorded an intangible FCC broadcasting license asset totaling $12.0 million, as a result of our acquisition of Boston television station WWDP TV in fiscal 2003. We annually review our FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. We estimated the fair value of our FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. We also consider comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. While we believe that our estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation. In addition, due to the illiquid nature of this asset, our valuation for this license could be materially different if we were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.

•
Deferred taxes.  We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of January 30, 2016 and January 31, 2015, we recorded a valuation allowance of approximately $130.1 million and $124.3 million, respectively, for our net deferred tax assets, including net operating loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2015, fiscal 2014 and fiscal 2013. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of allowances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have exposure to interest rate risk under the PNC Credit Facility. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Sources of Liquidity” above for a discussion of the PNC Credit Facility. Changes in market interest rates could impact the level of interest expense and income earned on our cash portfolio. Based on our indebtedness in fiscal year 2015, and assuming no changes to the our consolidated balance sheet at January 30, 2016, a hypothetical increase in LIBOR by 100 basis points would increase our interest expense by $727,000, or 26%, compared to fiscal year 2015.  A hypothetical 43 basis point (as of January 30, 2016, the 30 day LIBOR rate was 0.43%) decrease in LIBOR would decrease our interest expense by $313,000, or 11%, compared to fiscal year 2015.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF EVINE Live Inc.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of EVINE Live Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVINE Live Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 31, 2016

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 30, 2016	January 31, 2015
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$11,897	$19,828
Restricted cash and investments	450	2,100
Accounts receivable, net	114,949	112,275
Inventories	65,840	61,456
Prepaid expenses and other	5,913	5,284
Total current assets	199,049	200,943
Property & equipment, net	52,629	42,759
FCC broadcasting license	12,000	12,000
Other assets	2,085	1,989
	$265,763	$257,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,779	$81,457
Accrued liabilities	35,342	36,683
Current portion of long term credit facility	2,143	1,736
Deferred revenue	85	85
Total current liabilities	115,349	119,961
Capital lease liability	—	36
Deferred revenue	164	249
Deferred tax liability	2,734	1,946
Long term credit facility	70,537	50,971
Total liabilities	188,784	173,163
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 100,000,000 shares authorized; 57,170,245 and 56,448,663 shares issued and outstanding	571	564
Additional paid-in capital	423,574	418,846
Accumulated deficit	(347,166)	(334,882)
Total shareholders’ equity	76,979	84,528
	$265,763	$257,691
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	(In thousands, except share and per share data)
Net sales	$693,312	$674,618	$640,489
Cost of sales	454,832	429,570	410,465
Gross profit	238,480	245,048	230,024
Operating expense:
Distribution and selling	209,328	202,579	191,695
General and administrative	24,520	23,983	23,799
Depreciation and amortization	8,474	8,445	12,320
Executive and management transition costs	3,549	5,520	—
Distribution facility consolidation and technology upgrade costs	1,347	—	—
Activist shareholder response costs	—	3,518	2,133
Total operating expense	247,218	244,045	229,947
Operating income (loss)	(8,738)	1,003	77
Other income (expense):
Interest income	8	10	18
Interest expense	(2,720)	(1,572)	(1,437)
Total other expense	(2,712)	(1,562)	(1,419)
Loss before income taxes	(11,450)	(559)	(1,342)
Income tax provision	(834)	(819)	(1,173)
Net loss	$(12,284)	$(1,378)	$(2,515)
Net loss per common share	$(0.22)	$(0.03)	$(0.05)
Net loss per common share — assuming dilution	$(0.22)	$(0.03)	$(0.05)
Weighted average number of common shares outstanding:
Basic	57,004,321	53,458,662	49,504,892
Diluted	57,004,321	53,458,662	49,504,892
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
	(In thousands, except share data)
BALANCE, February 2, 2013	49,139,361	$491	$533	$407,244	$(330,989)	$77,279
Net loss	—	—	—	—	(2,515)	(2,515)
Common stock issuances pursuant to equity compensation plans	704,892	7	—	220	—	227
Share-based payment compensation	—	—	—	3,217	—	3,217
BALANCE, February 1, 2014	49,844,253	498	533	410,681	(333,504)	78,208
Net loss	—	—	—	—	(1,378)	(1,378)
Common stock issuances pursuant to equity compensation plans	1,366,827	13	—	2,781	—	2,794
Share-based payment compensation	—	—	—	3,860	—	3,860
Common stock issuance - warrant exercise	5,058,741	51	(533)	482	—	—
Common stock issuance	178,842	2	—	1,042	—	1,044
BALANCE, January 31, 2015	56,448,663	564	—	418,846	(334,882)	84,528
Net loss	—	—	—	—	(12,284)	(12,284)
Common stock issuances pursuant to equity compensation plans	721,582	7	—	2,453	—	2,460
Share-based payment compensation	—	—	—	2,275	—	2,275
BALANCE, January 30, 2016	57,170,245	$571	$—	$423,574	$(347,166)	$76,979
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(12,284)	$(1,378)	$(2,515)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,327	8,872	12,585
Share-based payment compensation	2,275	3,860	3,217
Amortization of deferred revenue	(85)	(86)	(85)
Amortization of deferred financing costs	271	231	178
Deferred income taxes	788	788	1,158
Changes in operating assets and liabilities:
Accounts receivable, net	(2,674)	(4,889)	(9,026)
Inventories	(4,384)	(10,294)	(14,007)
Prepaid expenses and other	(565)	815	649
Accounts payable and accrued liabilities	(3,080)	766	21,799
Net cash provided by (used for) operating activities	(9,411)	(1,315)	13,953
INVESTING ACTIVITIES:
Property and equipment additions	(22,014)	(25,119)	(8,247)
Purchase of NBC trademark license	—	—	(2,830)
Purchase of EVINE trademark	—	(59)	—
Change in restricted cash and investments	1,650	—	—
Net cash used for investing activities	(20,364)	(25,178)	(11,077)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(537)	(307)	(390)
Proceeds of term loan	2,849	12,152	—
Proceeds from issuance of revolving loan	19,200	2,700	—
Payments on term loan	(2,076)	(145)	—
Payments on capital leases	(52)	(50)	(13)
Proceeds from exercise of stock options	2,460	2,794	227
Net cash provided by (used for) financing activities	21,844	17,144	(176)
Net increase (decrease) in cash	(7,931)	(9,349)	2,700
BEGINNING CASH	19,828	29,177	26,477
ENDING CASH	$11,897	$19,828	$29,177

The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

(1) The Company
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a digital commerce company that offers a mix of proprietary, exclusive and name brand merchandise directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. The Company operates a 24-hour television shopping network, EVINE Live, which is distributed primarily on cable and satellite systems, through which it offers proprietary, exclusive and name brand merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. Orders are taken via telephone, online and mobile channels. The television network is distributed into approximately 88 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live online at evine.com and is also available on mobile channels. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
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

(2) Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2015, ended on January 30, 2016, and consisted of 52 weeks. Fiscal 2014 ended on January 31, 2015 and consisted of 52 weeks. Fiscal 2013 ended on February 1, 2014 and consisted of 52 weeks.
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
Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $6,870,000 at January 30, 2016 and $6,706,000 at January 31, 2015. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of January 30, 2016 and January 31, 2015, the Company had approximately $108,921,000 and $106,678,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable primarily

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to the Company’s ValuePay program were $11,795,000, $13,007,000 and $12,762,000 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges, distribution facility depreciation and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $10,730,000, $10,984,000 and $10,112,000 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.
Cash
Cash consists of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash.
Restricted Cash and Investments
The Company had restricted cash and investments of $450,000 and $2,100,000 for fiscal 2015 and fiscal 2014, respectively. The Company’s restricted cash and investments consist of certificates of deposit. Interest income is recognized when earned.
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated at the lower of average cost or net realizable value, giving consideration to obsolescence provision write downs of $7,172,000, $3,838,000 and $3,776,000 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and online advertising, including amounts paid to online search engine operators and customer mailings. Total marketing and advertising costs and online search marketing fees totaled $3,300,000, $1,946,000 and $1,827,000 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
Property and Equipment
Property and equipment are stated at cost. Improvements and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided on the straight-line method based upon estimated useful lives. Costs incurred to develop software for internal use and for the Company’s websites are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software and for the Company’s website are expensed as incurred.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net loss (a)	$(12,284,000)	$(1,378,000)	$(2,515,000)
Weighted average number of common shares outstanding — Basic	57,004,321	53,458,662	49,504,892
Dilutive effect of stock options, non-vested shares and warrants	—	—	—
Weighted average number of common shares outstanding — Diluted	57,004,321	53,458,662	49,504,892

Net loss per common share	$(0.22)	$(0.03)	$(0.05)
Net loss per common share — assuming dilution	$(0.22)	$(0.03)	$(0.05)
(a) The net losses for fiscal 2015 and fiscal 2014 includes executive and management transition costs of $3,549,000 and $5,520,000, respectively. In addition, fiscal 2015 includes distribution facility consolidation and technology upgrade costs of $1,347,000. The net loss for fiscal 2014 and fiscal 2013 includes activist shareholder response charges of $3,518,000 and $2,133,000, respectively.
For fiscal 2015, fiscal 2014 and fiscal 2013, approximately -0-, 3,118,000 and 6,247,000, respectively, incremental in-the-money potentially dilutive common share stock options and, with respect to fiscal 2013, warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments:
The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $73 million Credit Facility is estimated based on rates available to the Company for issuance of debt. As of January 30, 2016, the Company's Credit Facility had a carrying amount and an estimated fair value of $73 million.
Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets and intangible FCC broadcasting license asset, which are remeasured when estimated fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust its carrying value to fair value except in the event of impairment. If the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2015, fiscal 2014 and fiscal 2013.
Use of Estimates

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted. The estimated grant date fair value of each stock-based award is recognized over the requisite service period, which is generally the vesting period. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the fair value on the date of grant.
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
In November 2015, the Financial Accounting Standards Board issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted and applied either prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2015-17 on our consolidated financial statements.
In February 2016, the Financial Accounting Standards Board issued Leases, Topic 842 (ASU No 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	January 30, 2016	January 31, 2015
Land and improvements	—	$3,394,000	$3,394,000
Buildings and improvements	5-40	38,405,000	24,215,000
Transmission and production equipment	5-10	5,180,000	5,424,000
Office and warehouse equipment	3-15	19,264,000	9,298,000
Computer hardware, software and telephone equipment	3-7	95,708,000	89,615,000
Distribution Center Expansion - Construction in Process	3-40	—	16,151,000
Leasehold improvements	3-5	2,681,000	2,681,000
		164,632,000	150,778,000
Less — Accumulated depreciation		(112,003,000)	(108,019,000)
		$52,629,000	$42,759,000
Depreciation expense in fiscal 2015, fiscal 2014 and fiscal 2013 was $10,266,000, $8,854,000 and $8,589,000, respectively.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	January 30, 2016		January 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
EVINE trademark	15	1,103,000	(80,000)	1,103,000	(18,000)
Total finite-lived intangible assets		$1,103,000	$(80,000)	$1,103,000	$(18,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. As of January 30, 2016, the Company had an intangible FCC broadcasting license with a carrying value and fair value of $12,000,000 and $12,900,000, respectively. As of January 31, 2015, the Company had an intangible FCC broadcasting license with a carrying value and fair value of $12,000,000 and $13,100,000, respectively.
The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate of 9.5%-10.0%. The Company concluded that the inputs used in its intangible FCC broadcasting license valuation at January 30, 2016 are Level 3 inputs related to this valuation.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense in fiscal 2015, fiscal 2014 and fiscal 2013 was $62,000, $18,000 and $3,997,000, respectively. As of February 1, 2014, the Company's trademark license agreement with NBCU was fully amortized. Estimated amortization expense for each of the next five fiscal years is $74,000.

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 30, 2016	January 31, 2015
Accrued cable access fees	$15,739,000	$14,669,000
Accrued salaries and related	5,661,000	10,089,000
Reserve for product returns	4,726,000	5,585,000
Other	9,216,000	6,340,000
	$35,342,000	$36,683,000

(6) EVINE Private Label Consumer Credit Card Program
The Company has a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers for the financing of purchases of products from EVINE. The Program provides a number of benefits to customers including instant purchase credits and free or reduced shipping promotions throughout the year. Use of the EVINE credit card furthers customer loyalty, reduces total credit card expense and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of loss on EVINE credit card transactions that do not utilize the Company's ValuePay installment payment program. In December 2011, the Company entered into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial, formerly known as GE Capital Retail Bank, extending the Program for an additional seven years until 2018. The Company received a $500,000 signing bonus as an incentive for the Company to extend the Program. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the seven-year term of the agreement.
Synchrony Financial, the issuing bank for the Program, was previously indirectly majority-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. We believe as of January 30, 2016, GE Equity had an approximate 6% beneficial ownership in the Company and has certain rights as further described in Note 18, "Relationship with NBCU, Comcast and GE Equity".

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
As of January 30, 2016 and January 31, 2015 the Company had $450,000 and $2,100,000, respectively, in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of January 30, 2016 and January 31, 2015 the Company also had a long-term variable rate Credit Facility with carrying values of $72,680,000 and $52,707,000, respectively. As of January 30, 2016 and January 31, 2015, $2,143,000 and $1,736,000 was classified as current. The fair value of the variable rate Credit Facility approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.
Non Financial Assets Measured at Fair Value - Nonrecurring Basis
As of January 30, 2016 and January 31, 2015 the Company had an intangible FCC broadcasting license asset with a carrying value of $12,000,000. The Company estimates the fair value of its FCC television broadcast license asset primarily by using income-based discounted cash flow models. In determining fair value, the Company considered, among other factors, the advice of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable input discount rates of 9.5% - 10.0%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs.
The following table provides a reconciliation of the beginning and ending balances of non-financial assets measured at fair value on a nonrecurring basis that use significant unobservable inputs (Level 3):

	January 30, 2016	January 31, 2015
Intangible FCC Broadcasting License Asset:
Beginning balance	$12,000,000	$12,000,000
Losses included in earnings (asset impairment)	—	—
Ending balance	$12,000,000	$12,000,000

(8) Credit Agreement
The Company's long-term credit facility consists of:

	January 30, 2016	January 31, 2015
Credit Facility
Revolving loan	$59,900,000	$40,700,000
Term loan	12,780,000	12,007,000
Total long-term credit facility	72,680,000	52,707,000
Less current portion of long-term credit facility	(2,143,000)	(1,736,000)
Long-term credit facility, excluding current portion	$70,537,000	$50,971,000
On February 9, 2012, the Company entered into a credit and security agreement (as amended on October 8, 2015, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. As part of the October 8, 2015 amendment, the Company exercised the then current accordion feature, which expanded the size of the revolving line of credit by $15.0 million, to its total revolving line of credit of $90.0 million. The PNC Credit Facility also provides a new accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 10, 2016, the Company entered into the sixth amendment to the PNC Credit Facility authorizing the Company to enter into the GACP Credit Agreement (as defined below).
All borrowings under the PNC Credit Facility mature and are payable on May 1, 2020. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The PNC Credit Facility is secured by a first security interest in substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky up to $13 million. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus 3% per annum. Beginning March 10, 2016, the revolving line of credit will bear interest at LIBOR plus a margin of between 3% and 4.5% based on the Company's trailing twelve-month reported EBITDA (as defined in the PNC Credit Facility) measured quarterly in fiscal 2016 and semi-annually thereafter as demonstrated in its financial statements.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of January 30, 2016, the Company had borrowings of $59.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of January 30, 2016 is approximately $29.7 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of January 30, 2016, there was approximately $12.8 million outstanding under the PNC Credit Facility term loan of which $2.1 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ended January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before October 8, 2016; 1.0% if terminated on or before October 8, 2017, 0.5% if terminated on or before October 8, 2018; and no fee if terminated after October 8, 2018. Interest expense recorded under the PNC Credit Facility's revolving line of credit was $2,702,000, $1,554,000 and $1,435,000 for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability was greater than $10.0 million at January 30, 2016, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $16.0 million (increasing to $18.0 million beginning March 10, 2016). As of January 30, 2016, the Company's unrestricted cash plus facility availability was $41.6 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,109,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.
The aggregate maturities of the Company's long-term PNC Credit Facility as of January 30, 2016 are as follows:

	Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2016	$2,143,000	$—	$2,143,000
2017	2,143,000	—	2,143,000
2018	2,143,000	—	2,143,000
2019	2,143,000	—	2,143,000
2020	4,208,000	59,900,000	64,108,000
	$12,780,000	$59,900,000	$72,680,000
GACP Credit Agreement
On March 10, 2016, the Company entered into a term loan credit and security agreement (the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17.0 million. Proceeds from the GACP Term Loan will be used to provide for working capital and general corporate purposes and to help strengthen the Company's total liquidity position which will allow the Company the flexibility to drive improved profitability. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of the Company's Boston television station FCC license and on a second lien priority basis by the Company's accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The Company has also pledged the stock of certain subsidiaries to secure such obligations on a second lien priority basis.
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five- year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 10, 2017; 2.0% if terminated on or before March 10, 2018; 1.0% if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019.
The GACP Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $18.0 million. In addition, the GACP Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

(9) Shareholder's Equity
Common Stock
The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which 57,170,245 shares were issued and outstanding as common stock as of January 30, 2016. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, approval of GE Equity is required in certain circumstances.
Preferred Stock
The Company authorized 400,000 Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, during fiscal 2015 as part of the Shareholder Rights Plan. As of January 30, 2016, there were zero shares issued and outstanding. See Note 11 for additional information.
Dividends
The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the amended and restated shareholder agreement between the Company and GE Equity, the Company is prohibited from paying dividends on its common stock without GE Equity’s prior consent. The Company is further restricted from paying dividends on its stock by its Credit Facility.
Warrants
In June 2014, GE Equity exercised its common stock warrants in a cashless exercise acquiring 5,058,741 shares of our common stock. The warrants were issued in connection with the issuance of the Company’s Series B Redeemable Preferred Stock in February 2009. As of January 30, 2016, the Company had no outstanding warrants.
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2015, fiscal 2014 and fiscal 2013 related to stock option awards was $611,000, $2,537,000 and $2,405,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of January 30, 2016, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. No further awards may be made under the 2001 Omnibus Plan, but any award granted under the 2001 Omnibus Plan and outstanding on June 21, 2011 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected volatility	75% - 82%	88% - 98%	98% - 100%
Expected term (in years)	6 years	5 - 6 years	5 - 6 years
Risk-free interest rate	1.7% - 1.9%	1.5% - 2.2%	1.1% - 2.1%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. As of January 30, 2016, 818,127 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company’s stock option activity as of January 30, 2016 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 31, 2015	2,463,000	$4.09	1,206,000	$6.71	826,000	$6.89	450,000	$4.51
Granted	315,000	$5.56	—	$—	—	$—	—	$—
Exercised	(78,000)	$4.30	(30,000)	$2.70	(130,000)	$3.18	(372,000)	$4.57
Forfeited or canceled	(1,145,000)	$4.33	(506,000)	$7.55	(297,000)	$7.32	(78,000)	$4.23
Balance outstanding, January 30, 2016	1,555,000	$4.30	670,000	$6.18	399,000	$7.78	—	$—
Options Exercisable at:
January 30, 2016	995,000	$3.97	652,000	$6.22	399,000	$7.78	—	$—
January 31, 2015	1,322,000	$4.05	1,179,000	$6.76	826,000	$6.89	380,000	$4.60
February 1, 2014	1,229,000	$3.78	2,037,000	$6.21	1,121,000	$6.05	397,000	$4.11
The following table summarizes information regarding stock options outstanding at January 30, 2016:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	1,555,000	$4.30	7.5	$—	1,514,000	$4.27	7.5	$—
2004 Incentive:	670,000	$6.18	3.2	$—	668,000	$6.18	3.2	$—
2001 Incentive:	399,000	$7.78	2.2	$—	399,000	$7.78	2.2	$—
Non-Qualified:	—	$—	—	$—	—	$—	—	$—
The weighted average grant-date fair value of options granted in fiscal 2015, fiscal 2014 and fiscal 2013 was $3.95, $3.92 and $3.96, respectively. The total intrinsic value of options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $1,441,000, $6,099,000 and $469,000, respectively. As of January 30, 2016, total unrecognized compensation cost related to stock options was $923,000 and is expected to be recognized over a weighted average period of approximately 2.0 years.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is included in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $526,000, $1,129,000 and $174,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company has not recorded any income tax benefit from the exercise of stock options through paid in capital in these fiscal years, due to the uncertainty of realizing income tax benefits in the future. These benefits are expected to be recorded in the applicable future periods.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock
Compensation expense recorded in fiscal 2015, fiscal 2014 and fiscal 2013 relating to restricted stock grants was $1,664,000, $1,323,000 and $812,000, respectively. As of January 30, 2016, there was $2,360,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of restricted stock vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $378,000, $1,136,000 and $2,800,000, respectively.
During the fourth quarter of fiscal 2015, the Company granted a total of 37,000 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning in the fourth quarter of fiscal 2016. The aggregate market value of the restricted stock at the date of the award was $86,360 and is being amortized as compensation expense over the three-year vesting period.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On November 17, 2014, the Company granted 199,790 shares of market-based restricted stock units to its chief executive officer and 79,916 shares of market-based restricted stock units to its chief strategy officer in conjunction with the hiring of these positions. As of January 30, 2016, these market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $1,373,000, or $4.91 per share, and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 1.03%, a weighted average expected life of 3 years and an implied volatility of 60%. Each restricted stock award will vest if at any time during the three-year performance period the closing price of the Company's stock equals or exceeds, for ten consecutive trading days, the following cumulative total shareholder return ("TSR") thresholds:

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
On November 25, 2013, the Company granted a total of 436,000 shares of restricted stock to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning November 25, 2014. The aggregate market value of the restricted stock at the date of the award was $2,426,000 and was amortized as compensation expense over the three-year vesting period.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this restricted stock grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of January 30, 2016, 133,000 market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $425,000 and was amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock activity as of January 30, 2016 and changes during the twelve-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 31, 2015	704,000	$4.54
Granted	453,000	$4.50
Vested	(138,000)	$5.34
Forfeited	(158,000)	$4.20
Non-vested outstanding, January 30, 2016	861,000	$4.46
(10) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its digital commerce television and online website, evine.com, platforms. The Company's television shopping and online operations have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to the evine.com website whereby many of the online sales originate from customers viewing the Company's television program and then place their orders online. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company. Certain fiscal 2014 and 2013 product category amounts in the accompanying table have been reclassified to conform to our fiscal 2015 product group hierarchy.
Information on net sales by significant product groups are as follows (in thousands):

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Jewelry & Watches	$248,951	$256,219	$253,358
Home & Consumer Electronics	193,931	186,772	203,468
Beauty	87,184	76,268	63,122
Fashion & Accessories	105,616	96,239	64,608
All other (primarily shipping & handling revenue)	57,630	59,120	55,933
Total	$693,312	$674,618	$640,489

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11) Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 30, 2016 and January 31, 2015 were as follows (in thousands):

	January 30, 2016	January 31, 2015
Accruals and reserves not currently deductible for tax purposes	$6,990	$7,420
Inventory capitalization	1,931	1,459
Differences in depreciation lives and methods	2,730	2,866
Differences in basis of intangible assets	(2,756)	(1,968)
Differences in investments and other items	551	215
Net operating loss carryforwards	117,909	112,318
Valuation allowance	(130,089)	(124,258)
Net deferred tax liability	$(2,734)	$(1,948)
The provision from income taxes consisted of the following (in thousands):

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Current	$(46)	$(31)	$(15)
Deferred	(788)	(788)	(1,158)
	$(834)	$(819)	$(1,173)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.6)	(11.2)	(5.3)
Reestablishment of state net operating losses	6.0	—	—
Non-cash stock option vesting expense	(1.9)	(158.6)	(43.3)
Other	4.9	(2.4)	(0.6)
FCC license deferred tax liability impact on valuation allowance	(6.5)	(133.4)	(81.5)
Valuation allowance and NOL carryforward benefits	(44.2)	124.0	8.4
Effective tax rate	(7.3)%	(146.6)%	(87.3)%
Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of January 30, 2016 and January 31, 2015 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of January 30, 2016, the Company has federal net operating loss carryforwards (NOLs) of approximately $312 million and state NOLs of approximately $200 million which are available to offset future taxable income. The Company's federal NOLs expire in varying amounts each year from 2023 through 2035 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. During the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Equity. Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards incurred prior to a change in ownership. The limitations

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership will be limited.
For the year ended January 30, 2016 and the year ended January 31, 2015, the income tax provision included non-cash tax charges of approximately $788,000 and $788,000, respectively, relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance.
As of January 30, 2016 and January 31, 2015, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2012, 2013, and 2014 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2012.
Shareholder Rights Plan
During the second quarter of fiscal 2015, the Company adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date, and on July 13, 2015, the Company entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit.
The Rights initially trade together with the common stock and are not exercisable. Subject to certain exceptions specified in the Rights Plan, the Rights will separate from the common stock and become exercisable following (i) the tenth calendar day after a public announcement or filing that a person or group has become an “Acquiring Person,” which is defined as a person who has acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the common stock then outstanding, subject to certain exceptions, or (ii) the tenth calendar day (or such later date as may be determined by the board of directors) after any person or group commences a tender or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle its holders (other than such Acquiring Person) to purchase one Unit at a price of $9.00 per Unit. A Unit is intended to give the shareholder approximately the same dividend, voting and liquidation rights as would one share of Common Stock, and should approximate the value of one share of Common Stock. At any time after a person becomes an Acquiring Person, the board of directors may exchange all or part of the outstanding Rights (other than those held by an Acquiring Person) for shares of common stock at an exchange rate of one share of common stock (and, in certain circumstances, a Unit) for each Right. The Company will promptly give public notice of any exchange (although failure to give notice will not affect the validity of the exchange).
The Rights will expire upon certain events described in the Rights Plan, including the close of business on the earlier of the first anniversary of the date of the Plan or the date of the Company’s 2016 annual meeting of shareholders, if the Plan has not been approved by the Company’s shareholders, or the close of business on the date of the third annual meeting of shareholders following the last annual meeting of shareholders of the Company at which the Plan was most recently approved by shareholders, unless the Plan is re-approved by shareholders at that third annual meeting of shareholders.  However, in no event will the Plan expire later than the close of business on July 13, 2025. Until the close of business on the tenth calendar day after the day a public announcement or a filing is made indicating that a person or group has become an Acquiring Person, the Company may in its sole and absolute discretion amend the Rights or the Plan agreement without the approval of any holders of the Rights or shares of common stock in any manner, including without limitation, amendments that increase or decrease the purchase price or redemption price or accelerate or extend the final expiration date or the period in which the Rights may be redeemed. The Company may also amend the Plan after the close of business on the tenth calendar day after the day such public announcement or filing is made to cure ambiguities, to correct defective or inconsistent provisions, to shorten or lengthen time periods under the Plan or in any other manner that does not adversely affect the interests of holders of the Rights. No amendment of the Plan may extend its expiration date.
In connection with the issuance, administration and monitoring of the Plan, the Company incurred $446,000 of professional fees, included within general and administrative expense, during fiscal 2015.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12) Commitments and Contingencies
Cable and Satellite Affiliation Agreements
As of January 30, 2016, the Company has entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television network over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company's programming. For fiscal 2015, fiscal 2014 and fiscal 2013, respectively, the Company expensed approximately $100,830,000, $98,581,000 and $92,473,000 under these affiliation agreements.
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
Future cable and satellite affiliation cash commitments at January 30, 2016 are as follows:

Fiscal Year	Amount

2016	$77,780,000
2017	63,562,000
2018	26,031,000
2019	—
2020 and thereafter	—
Employment Agreements
The Company has entered into employment agreements with some of its on-air hosts with original terms of 12 months with auto annual renewals and with the chief executive officer of the Company with an original term of 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation related to these agreements at January 30, 2016 was approximately $2,381,000.
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
On February 8, 2016, subsequent to the end of fiscal 2015, Mark Bozek resigned as a member of the Company's board of directors and as Chief Executive Officer. In addition, on February 8, 2016, Russell Nuce resigned as Chief Strategy Officer and

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interim General Counsel. The Company expects to record a $1.9 million charge to income in the first quarter of fiscal 2016 relating primarily to severance payments to be made in conjunction with the resignations.
The Company has established guidelines regarding severance for its senior executive officers, whereby, up to 12 months of the executive's highest annual rate of base salary plus one times the target annual incentive bonus determined from such base salary may become payable in the event of terminations without cause under specified circumstances. Senior executive officers are also eligible for 1.5 times the executive's highest annual rate of base salary, plus 1.5 times the target annual incentive bonus determined from such base salary if, within a two-year period commencing on the date of a change in control, the senior executive is terminated without cause under specified circumstances.
Operating Lease Commitments
The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.
Future minimum lease payments at January 30, 2016 are as follows:

Future Minimum Lease Payments:	Amount

2016	$1,407,000
2017	171,000
2018	—
2019	—
2020 and thereafter	—
Total rent expense under such agreements was approximately $1,853,000 in fiscal 2015, $2,140,000 in fiscal 2014 and $2,015,000 in fiscal 2013.
Capital Lease Commitments
The Company leases certain computer equipment and software licenses under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was approximately $155,000 at January 30, 2016.
Future minimum lease payments for assets under capital leases at January 30, 2016 are as follows:

Future Minimum Lease Payments:	Amount

2016	$37,000
2017	—
2018	—
2019	—
2020 and thereafter	—
Total minimum lease payments	37,000
Less: Amounts representing interest	(1,000)
36,000
Less: Current portion	(36,000)
Long-term capital lease obligation	$—
Retirement and Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. Starting in fiscal 2013, the Company elected to make matching contributions to the plan and matched $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. Company plan contributions totaling approximately $1,156,000, $1,062,000 and $921,000 were accrued during fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and were contributed to the plan in February of the following fiscal year.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(13)  Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, none of the claims and suits, either individually or in the aggregate will have a material adverse effect on the Company's operations or consolidated financial statements.

(14) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Supplemental Cash Flow Information:
Interest paid	$2,353,000	$1,470,000	$1,259,000
Income taxes paid	$33,000	$30,000	$16,000
Supplemental non-cash investing and financing activities:
Deferred issuance costs included in accrued liabilities	$—	$—	$20,000
Property and equipment purchases included in accounts payable	$138,000	$2,016,000	$521,000
Non-cash warrant exercise	$—	$533,000	$—
Issuance of 178,842 shares of common stock for trademark purchase	$—	$1,044,000	$—

(15) Distribution Facility Expansion, Consolidation & Technology Upgrade
During fiscal 2014, the Company began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and the Company expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, the Company finished the building expansion and moved out of its expired leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred approximately $1,347,000 in incremental expenses during fiscal 2015, relating primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

(16) Activist Shareholder Response Costs
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17) Executive and Management Transition Costs
On February 8, 2016, subsequent to the end of fiscal 2015, Mark Bozek resigned as a member of the Company's board of directors and as Chief Executive Officer. In addition, on February 8, 2016, Russell Nuce resigned as Chief Strategy Officer and Interim General Counsel. The Company expects to record a $1.9 million charge to income in the first quarter of fiscal 2016 relating primarily to severance payments to be made in conjunction with the resignations. In addition, the Company expects to cut its full year operating expenses through reductions in corporate overhead and other operating costs.
On March 26, 2015, the Company announced the termination and departure of three executive officers, namely its Chief Financial Officer, its Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, the Company also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during fiscal 2015, the Company recorded charges to income of $3,549,000, which relate primarily to severance payments made as a result of the executive officer terminations and other direct costs associated with the Company's 2015 executive and management transition.
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income of $5,520,000 during fiscal 2014, relating primarily to severance payments which Mr. Stewart was entitled to in accordance with the terms of his employment agreement; severance payments for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's executive and management transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014.

18) Relationship with NBCU, Comcast and GE Equity
Relationship with GE Equity, Comcast and NBCU
The Company is a party to an amended and restated shareholder agreement, dated February 25, 2009 (the "GE/NBCU Shareholder Agreement"), with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC ("NBCU"), which provides for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation ("Comcast"). The Company believes that as of January 30, 2016, the direct equity ownership of GE Equity in the Company consisted of 3,545,049 shares of common stock, and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believe that the terms of the agreement are comparable to those with other cable system operators.
General Electric Company ("GE"), the parent company of GE Equity, has agreed with Comcast that, for so long as GE Equity is entitled to appoint at least two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock (as computed under the amended and restated shareholders agreement described below). Furthermore, GE has also agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. As of January 30, 2016 GE Equity has an approximate 6% beneficial ownership in the Company.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, L.P. ("ASF Radio"), an independent third party to the Company, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of the Company's common stock, which is all of the shares GE Equity currently owns, to ASF Radio for $2.15 per share. The closing of the sale is subject to certain conditions and was scheduled for October 15, 2015. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company. As of March 28, 2016, the sale has not yet closed.
Amended and Restated Shareholder Agreement
The GE/NBCU Shareholder Agreement provides that GE Equity is entitled to designate nominees for three members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares) (the "50% Ownership Condition"), and two members of the Company's board of directors so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the GE/NBCU Shareholder Agreement (the "10% Ownership Condition). In addition, the GE/NBCU Shareholder Agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and nominating committees of the Company's board of directors. Neither GE Equity nor NBCU currently has any designees serving on our board of directors or committees. Upon the closing of the GE/ASF Radio Sale, the 50% Ownership Condition will no longer be met; however, the Company expects that the 10% Ownership Condition will continue to be met and therefore, following the closing of the GE/ASF Radio Sale, NBCU and its affiliates will continue to be entitled to designate nominees for two members of the Company's board of directors.
The GE/NBCU Shareholder Agreement requires that we obtain the consent of GE Equity before the Company (i) exceed certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) enter into any business different than what the Company and its subsidiaries are currently engaged; and (iii) amend the Company’s articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates. The Company redeemed all of the Series B preferred stock in April 2011 and, upon the closing of the GE/ASF Radio Sale, the 50% Ownership Condition will no longer be met. Therefore, GE Equity will no longer be entitled to these consent rights following the closing of the GE/ASF Radio Sale.
The GE/NBCU Shareholder Agreement further provides that during the "standstill period" (as described below), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) making any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets; (ii) increasing their beneficial ownership above 39.9% of the Company's shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the Company’s shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the GE/NBCU Shareholder Agreement, that has not been rejected by the Company’s board of directors, or the Company’s board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.
In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU may not sell, transfer or otherwise dispose of any securities of the Company subject to limited exceptions for (i) transfers to affiliates, (ii) third party tender offers, (iii) mergers, consolidations and reorganizations and (iv) transfers pursuant to underwritten public offerings or transfers exempt from registration under the Securities Act (provided, in the case of (iii), such transfers do not result in the transferee acquiring beneficial ownership in excess of 10% (or 20%in the case of a transfer by NBCU)). As discussed above, we believe that NBCU owns more than 5% but less than 90% of the adjusted outstanding shares of our common stock and therefore, NBCU will remain subject to these restrictions following the consummation of the GE/ASF Radio Sale.
The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the GE/NBCU Shareholder Agreement, (ii) the Company entering into an agreement that would result in a "change in control" (as defined in the GE/NBCU Shareholder Agreement and subject to reinstatement), (iii) an actual "change in control" (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to the Company’s board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of the Company’s adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for the Company.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015 Letter Agreement with GE Equity
On July 9, 2015, the Company entered into a letter agreement with GE Equity pursuant to which GE Equity consented to our adoption of a Shareholder Rights Plan in consideration for our agreement to provide GE Equity, NBCU and certain of their respective affiliates with exemptions from the Shareholder Rights Plan. GE’s consent was required pursuant to the terms of the GE/NBCU Shareholder Agreement. This discussion is a summary of the terms of the letter agreement. For more information about the Shareholder Rights Plan see Note 11.
In the letter agreement, the Company agreed that if any of GE Equity, NBCU or any of their respective affiliates that holds shares of our common stock from time to time (each a “Grandfathered Investor”) sells or otherwise transfers shares of our common stock currently owned by such Grandfathered Investor to any third party identified to us in writing (any such third party, a “Exempt Purchaser”), we will take all actions necessary under the Shareholder Rights Plan so that such third party will not be deemed an Acquiring Person (as defined in the Shareholder Rights Plan) by virtue of the acquisition of such shares. The Company further agreed that, subject to certain limitations, upon request of any Grandfathered Investor or Exempt Purchaser, and in connection with a transfer by such Grandfathered Investor or Exempt Purchaser of shares of the Company's common stock to an Exempt Purchaser, the Company will enter into an agreement with the acquiring Exempt Purchaser granting such acquiring Exempt Purchaser substantially the same rights as set forth above with respect to any sale of the Company's outstanding shares of common stock to any other third party. Additionally, the Company agreed that without the consent of any Grandfathered Investor that is an affiliate of GE Equity and any Grandfathered Investor that is an affiliate of NBCU, the Company will not (i) amend the Shareholder Rights Plan in any material respect, other than to accelerate the Expiration Date or the Final Expiration Date, (ii) adopt another shareholders' rights plan or (iii) amend the letter agreement.
As of January 30, 2016, Comcast, through NBCU, held approximately 12.5% of the Company’s outstanding common stock and GE Equity held approximately 6% of the Company's outstanding common stock. Consequently, the letter agreement with GE Equity may significantly limit the Company's ability to grant exemptions from the Plan to other shareholders.
The foregoing summaries of the GE/NBCU Shareholder Agreement, the Registration Rights Agreement and the 2015 letter agreement with GE Equity do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which have been filed as exhibits to this Annual Report on Form 10-K and are incorporated herein by reference.

(19)  Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. The Company believes that as of January 30, 2016, the direct equity ownership of GE Equity in the Company consists of 3,545,049 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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
The principal stockholders of DPM are Mark Bozek, the Company's former Chief Executive Officer, and Russell Nuce, the Company's former Chief Strategy Officer. At the time of the transaction, DPM had debt outstanding under certain convertible bridge notes issued to several individuals, including Thomas Beers, one of the Company's directors and a trust for which Russell

Nuce has a contingent pecuniary interest. As consideration for the purchase of these assets, primarily related to intellectual property, the Company issued 178,842 unregistered shares of our common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014 and paid $20,000 in cash consideration and incurred $39,000 in professional fees associated with acquiring the assets.
Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's interim Chief Executive Officer, Robert Rosenblatt, is a member of Newgistics Board of Directors. The Company made payments to Newgistics totaling approximately $4,517,000, $4,680,000 and $3,862,000 during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments totaling $3,467,000 during fiscal 2015 to this supplier.

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
Management assessed the effectiveness of our company’s internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
Based on management’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 30, 2016.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting as of January 30, 2016. The Deloitte & Touche LLP attestation report is set forth below.

/s/ ROBERT ROSENBLATT
Robert Rosenblatt
Interim Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ TIMOTHY PETERMAN
Timothy Peterman
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

March 31, 2016

Changes in Internal Controls over Financial Reporting

Management, with the participation of the interim chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2015. Based on that evaluation, the interim chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the fourth fiscal quarter of 2015 that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of EVINE Live Inc. and subsidiaries (the "Company") as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2016 of the Company and our report dated March 31, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 31, 2016

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
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at investors.evine.com, under "Governance Documents — Business Ethics Policy." In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at investors.evine.com, under "Governance Documents — Code of Ethics Policy for Chief Executive and Senior Financial Officers."
We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2015," "Executive Compensation" and "Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015

•	Consolidated Statements of Operations for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

•	Consolidated Statements of Shareholders’ Equity for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

•	Consolidated Statements of Cash Flows for the Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedule

EVINE Live Inc. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year
For the year ended January 30, 2016:
Allowance for doubtful accounts	$6,706,000	11,795,000	(11,631,000)	(1)	$6,870,000
Reserve for returns	$5,585,000	66,533,000	(67,392,000)	(2)	$4,726,000
For the year ended January 31, 2015:
Allowance for doubtful accounts	$6,446,000	13,007,000	(12,747,000)	(1)	$6,706,000
Reserve for returns	$4,894,000	74,454,000	(73,763,000)	(2)	$5,585,000
For the year ended February 1, 2014:
Allowance for doubtful accounts	$6,214,000	12,762,000	(12,530,000)	(1)	$6,446,000
Reserve for returns	$5,854,000	70,620,000	(71,580,000)	(2)	$4,894,000

_______________________________________

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.
3. Exhibits
The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2016.

EVINE Live Inc. (Registrant)

By:	/s/ ROBERT ROSENBLATT

Robert Rosenblatt
Interim Chief Executive Officer & Chairman of the Board

Each of the undersigned hereby appoints Robert Rosenblatt and Timothy Peterman, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2016.

Name	Title

/s/ ROBERT ROSENBLATT	Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Robert Rosenblatt

/s/ TIMOTHY PETERMAN	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Timothy Peterman

/s/ LANDEL C. HOBBS	Director, Vice Chairman of the Board
Landel C. Hobbs

/s/ THOMAS BEERS	Director
Thomas Beers

/s/ LISA LETIZIO	Director
Lisa Letizio

/s/ LOWELL W. ROBINSON	Director
Lowell W. Robinson

/s/ FRED SIEGEL	Director
Fred Siegel

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference(A)
3.2	Amended and Restated By-Laws, as amended through June 18, 2014	Incorporated by reference(B)
3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Minnesota	Incorporated by reference(C)
4.1	Shareholder Rights Plan, dated as of July 13, 2015, by and between the Registrant and Wells Fargo Bank, N.A., as rights agent	Incorporated by reference(D)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(E)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(F)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(G)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(H)†
10.5	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(I)†
10.6	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(J)†
10.7	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.9	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.10	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(N)†
10.11	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(O)†
10.12	2011 Omnibus Incentive Plan of the Registrant	Incorporated by reference(P)†
10.13	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(Q)†
10.14	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(R)†
10.15	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(S)†
10.16	ValueVision Media, Inc. Executives’ Severance Benefit Plan	Incorporated by reference(T)†
10.17	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(U)†
10.18	Description of Annual Cash Incentive Plan	Incorporated by reference(V)†
10.19	Description of Director Compensation Program	Incorporated by reference(W)†
10.20	Form of Non-Plan Option Agreement	Incorporated by reference(X)†
10.21	Form of Performance Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(Y)†
10.22	Executive Employment and Severance Agreement by and between the Registrant and Mark C. Bozek dated November 17, 2014	Incorporated by reference(Z)†
10.23	Performance Restricted Stock Unit Award Agreement by and between the Registrant and Mark Bozek under the 2011 Omnibus Incentive Plan	Incorporated by reference(AA)†
10.24	Separation Agreement, dated February 18, 2016, between the Registrant and Mark Bozek	Incorporated by reference(BB)†
10.25	Separation Agreement, dated February 18, 2016, between the Registrant and G. Russell Nuce	Incorporated by reference(CC)†
10.26	Employment Offer Letter, dated March 20, 2015, by and between the Registrant and Tim Peterman	Incorporated by reference(DD)†

Exhibit No.	Description	Method of Filing
10.27	Employment Offer Letter, dated April 6, 2015, by and between the Registrant and Penny Burnett	Incorporated by reference(EE)†
10.28	Separation Agreement by and between the Registrant and George Ayd dated May 11, 2015	Incorporated by reference(FF)†
10.29	Separation Agreement by and between the Registrant and William McGrath dated May 4, 2015	Incorporated by reference(GG)†
10.30	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(HH)
10.31	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(II)
10.32
Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(JJ)
10.33
First Amendment to Revolving Credit and Security Agreement, dated May 1, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(KK)
10.34
Second Amendment to Revolving Credit and Security Agreement, dated July 30, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank, National Association, as agent for the lenders
Incorporated by reference(LL)
10.35
Third Amendment to Revolving Credit and Security Agreement, dated January 31, 2014, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(MM)
10.36
Fourth Amendment to Revolving Credit and Security Agreement, dated March 6, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent for the lenders and certain other lenders
Incorporated by reference(NN)
10.37
Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 8, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(OO)
10.38
Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 10, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(PP)
10.39
Term Loan and Credit Facility, dated March 10, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent
Incorporated by reference(QQ)
10.4	Letter agreement, dated July 9, 2015, between the Company and GE Capital Equity Investments, Inc.	Incorporated by reference(RR)
10.41	Asset Purchase Agreement by and between Dollars Per Minute, Inc. and the Registrant, dated November 17, 2014	Incorporated by reference(SS)
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

Exhibit No.	Description	Method of Filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014 filed on November 18, 2014, File No. 0-20243.
B	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 17, 2014, filed on June 20, 2014, File No. 0-20243.
C	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
D	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 99(a) to the Registrant’s Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.
F	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.
G	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and filed on April 30, 2003, File No. 0-20243.
H	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and filed on April 30, 2003, File No. 0-20243.
I	Incorporated herein by reference to Annex A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
J	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
K	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
L	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
N	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 23, 2006, File No. 0-20243.
P	Incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 15, 2011, filed on May 5, 2011, File No. 0-20243.
Q	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended October 27, 2012, filed on November 29, 2012, File No. 0-20243.
T	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended May 3, 2014 and filed on June 6, 2014, File No. 0-20243

U	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
W	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
X	Incorporated herein by reference to Exhibit 4.9 to the Registration’s Registration Statement on Form S-8 filed on July 1, 2011, File No. 333-175320.
Y	Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
Z	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 17, 2014, filed November 18, 2014, File No. 0-20243.
AA	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended November 1, 2014 and filed on December 5, 2014, File No. 0-20243.
BB	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 18, 2016, filed February 23, 2016, File No. 001-37495
CC	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 18, 2016, filed February 23, 2016, File No. 001-37495
DD	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2015, filed March 26, 2015, File No. 0-20243.
EE	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 15, 2015, filed April 15, 2015, File No. 0-20243.
FF	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended May 2, 2015 and filed on May 27, 2015, File No. 0-20243.
GG	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended May 2, 2015 and filed on May 27, 2015, File No. 0-20243.
HH	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
II	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
JJ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
KK	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2013, filed on May 7, 2013, File No. 0-20243.
LL	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated September 6, 2013, filed on September 6, 2013, File No. 0-20243.
MM	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2014, filed on February 5, 2014, File No. 0-20243.
NN	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2015, filed on March 9, 2015, File No. 0-20243.
OO	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 8, 2015, filed on October 13, 2015, File No. 001-37495.
PP	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2016, filed on March 10, 2016, File No. 001-37495.
QQ	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2016, filed on March 10, 2016, File No. 001-37495.
RR	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
SS	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014, filed on November 18, 2014, File No. 0-20243.