Form 10-Q
period 2016-04-30
EVINE Live Inc.
filed 2016-05-26
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	April 30, 2016
Commission File Number 001-37495
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 19, 2016, there were 57,192,294 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
April 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	April 30, 2016	January 30, 2016
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$32,723	$11,897
Restricted cash and investments	450	450
Accounts receivable, net	99,472	114,949
Inventories	63,623	65,840
Prepaid expenses and other	5,812	5,913
Total current assets	202,080	199,049
Property & equipment, net	51,431	52,629
FCC broadcasting license	12,000	12,000
Other assets	1,697	1,819
	$267,208	$265,497
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,341	$77,779
Accrued liabilities	34,014	35,342
Current portion of long term credit facilities	2,993	2,143
Deferred revenue	85	85
Total current liabilities	107,433	115,349
Deferred revenue	142	164
Deferred tax liability	2,931	2,734
Long term credit facilities	84,432	70,271
Total liabilities	194,938	188,518
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 100,000,000 shares authorized; 57,192,294 and 57,170,245 shares issued and outstanding	572	571
Additional paid-in capital	423,806	423,574
Accumulated deficit	(352,108)	(347,166)
Total shareholders' equity	72,270	76,979
	$267,208	$265,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month
	Periods Ended
	April 30, 2016	May 2, 2015
Net sales	$166,920	$158,451
Cost of sales	105,472	101,146
Gross profit	61,448	57,305
Operating expense:
Distribution and selling	53,425	50,799
General and administrative	5,769	5,712
Depreciation and amortization	2,107	2,131
Executive and management transition costs	3,601	2,590
Distribution facility consolidation and technology upgrade costs	80	—
Total operating expense	64,982	61,232
Operating loss	(3,534)	(3,927)
Other income (expense):
Interest income	2	2
Interest expense	(1,205)	(598)
Total other expense	(1,203)	(596)
Loss before income taxes	(4,737)	(4,523)
Income tax provision	(205)	(205)
Net loss	$(4,942)	$(4,728)
Net loss per common share	$(0.09)	$(0.08)
Net loss per common share — assuming dilution	$(0.09)	$(0.08)
Weighted average number of common shares outstanding:
Basic	57,181,155	56,640,767
Diluted	57,181,155	56,640,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED APRIL 30, 2016
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 30, 2016	57,170,245	$571	$423,574	$(347,166)	$76,979
Net loss	—	—	—	(4,942)	(4,942)
Common stock issuances pursuant to equity compensation plans	22,049	1	(5)	—	(4)
Share-based payment compensation	—	—	237	—	237
BALANCE, April 30, 2016	57,192,294	$572	$423,806	$(352,108)	$72,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three-Month
	Periods Ended
	April 30, 2016	May 2, 2015
OPERATING ACTIVITIES:
Net loss	$(4,942)	$(4,728)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,041	2,307
Share-based payment compensation	237	609
Amortization of deferred revenue	(22)	(21)
Amortization of deferred financing costs	112	68
Deferred income taxes	197	197
Changes in operating assets and liabilities:
Accounts receivable, net	15,477	18,106
Inventories	2,217	(6,061)
Prepaid expenses and other	101	(603)
Accounts payable and accrued liabilities	(9,076)	(14,238)
Net cash provided by (used for) operating activities	7,342	(4,364)
INVESTING ACTIVITIES:
Property and equipment additions	(1,605)	(8,143)
Net cash used for investing activities	(1,605)	(8,143)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(1,287)	(160)
Payments on capital leases	(13)	(13)
Proceeds from issuance of revolving loans	—	4,300
Proceeds from issuance of term loans	17,000	2,849
Payments on term loans	(607)	(647)
Proceeds from exercise of stock options	—	2,405
Payments for issuance of common stock, net	(4)	—
Net cash provided by financing activities	15,089	8,734
Net increase (decrease) in cash	20,826	(3,773)
BEGINNING CASH	11,897	19,828
ENDING CASH	$32,723	$16,055
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$888	$590
Income taxes paid	$51	$33
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$357	$1,179
Deferred issuance costs included in accrued liabilities	$103	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 30, 2016 has been derived from the Company's audited financial statements for the fiscal year ended January 30, 2016. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2016. Operating results for the three-month period ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2015, ended on January 30, 2016, and consisted of 52 weeks. Fiscal 2016 will end on January 28, 2017, and will contain 52 weeks. The quarters ended April 30, 2016 and May 2, 2015 each consisted of 13 weeks.
Recently Adopted Accounting Standard Updates
In April 2015, the Financial Accounting Standards Board issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (Accounting Standards Update ("ASU") No. 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The Company adopted this standard in the first quarter of fiscal 2016, applying it retrospectively. The consolidated balance sheet as of January 30, 2016 reflects the reclassification of debt issuance costs of $266,000 from other assets to long term credit facilities. The amount of debt issuance costs included in long term credit facilities as of April 30, 2016 was $1.6 million. In August 2015, the FASB issued Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30 (ASU No. 2015-15), which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving line of credit arrangement, regardless of whether there are any outstanding borrowings on the revolving line of credit arrangement. As of January 30, 2016, debt issuance costs of $694,000 related to our PNC Credit Agreement, revolving line of credit were included within other assets. We continue to include these costs within other assets, amortizing them over the term of the PNC Credit Agreement.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance, also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In July 2015, the Financial Accounting Standards Board approved a one year deferral of the effective date of ASU 2014-09. The standard will now become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.
In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 330 (ASU No. 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements.
In November 2015, the Financial Accounting Standards Board issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No. 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted and applied either prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2015-17 on our consolidated financial statements.
In February 2016, the Financial Accounting Standards Board issued Leases, Topic 842 (ASU No. 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective retrospectively for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.
In March 2016, the Financial Accounting Standards Board issued Compensation-Stock Compensation, Topic 718 (ASU No. 2016-09). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

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
As of April 30, 2016 and January 30, 2016 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of April 30, 2016 and January 30, 2016 the Company also had long-term variable rate Credit Facilities with carrying values of $87,425,000 and $72,414,000, respectively.

As of April 30, 2016 and January 30, 2016, respectively, $2,993,000 and $2,143,000 was classified as current. The fair value of the variable rate Credit Facilities approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	April 30, 2016		January 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
EVINE trademark	15	$1,103,000	$(98,000)	$1,103,000	$(80,000)
Total finite-lived intangible assets		$1,103,000	$(98,000)	$1,103,000	$(80,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
As of January 30, 2016, the Company had an intangible FCC broadcasting license with a carrying value of 12,000,000 and an estimated fair value of $12,900,000. The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs related to this valuation.
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
The EVINE trademark asset is included in Other Assets in the accompanying balance sheets. Amortization expense related to the EVINE trademark license was $18,000 and $6,000 for the three-month periods ended April 30, 2016 and May 2, 2015, respectively. Estimated amortization expense for fiscal 2016 and each of the subsequent fiscal years is $74,000.

(5) Credit Agreements
The Company's long-term credit facilities consist of:

	April 30, 2016	January 30, 2016
PNC Credit Facility
PNC revolving loan due May 1, 2020, principal amount	$59,900,000	$59,900,000

PNC term loan due May 1, 2020, principal amount	12,245,000	12,780,000
Less unamortized debt issuance costs	(244,000)	(266,000)
PNC term loan due May 1, 2020, carrying amount	12,001,000	12,514,000

GACP Credit Agreement
GACP term loan due March 9, 2021, principal amount	16,930,000	—
Less unamortized debt issuance costs	(1,406,000)	—
GACP term loan due March 9, 2021, carrying amount	15,524,000	—

Total long-term credit facilities	87,425,000	72,414,000
Less current portion of long-term credit facilities	(2,993,000)	(2,143,000)
Long-term credit facilities, excluding current portion	$84,432,000	$70,271,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended on March 10, 2016, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus a margin of between 3% and 4.5% based on the Company's trailing twelve-month reported EBITDA (as defined in the PNC Credit Facility) measured quarterly in fiscal 2016 and semi-annually thereafter as demonstrated in its financial statements. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR rate loans based on our leverage ratio as demonstrated in its audited financial statements.
As of April 30, 2016, the Company had borrowings of $59.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of April 30, 2016 is approximately $17.1 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of April 30, 2016, there was approximately $12.2 million outstanding under the PNC Credit Facility term loan of which $2.1 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ended January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before October 8, 2016; 1.0% if terminated on or before October 8, 2017, 0.5% if terminated on or before October 8, 2018; and no fee if terminated after October 8, 2018. As of April 30, 2016, the imputed effective interest rate on the PNC term loan was 6.0%.
Interest expense recorded under the PNC Credit Facility was $857,000 and $593,000 for the three-month periods ended April 30, 2016 and May 2, 2015, respectively.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability was greater than $10.0 million at April 30, 2016, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $18.0 million. As of April 30, 2016, the Company's unrestricted cash plus facility availability was $49.8 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,148,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.
Great American Capital Partners Credit Agreement
On March 10, 2016, the Company entered into a term loan credit and security agreement (the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17.0 million. Proceeds from the GACP Credit Agreement will be used to provide for working capital and general corporate purposes and to help strengthen the Company's total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of the Company's Boston television station FCC license and on a second lien priority basis by the Company's accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The Company has also pledged the stock of certain subsidiaries to secure such obligations on a second lien priority basis.
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. As of April 30, 2016, the imputed effective interest rate on the GACP term loan was 14.0%.
Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five- year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 10, 2017; 2.0% if terminated on or before March 10, 2018; 1.0% if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019. Interest expense recorded under the GACP Credit Agreement was $342,000 for the three-month period ended April 30, 2016.
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
Costs incurred to obtain the GACP Credit Agreement totaling $1,453,000 have been deferred and are being expensed as additional interest over the five-year term of the GACP Credit Agreement.

The aggregate maturities of the Company's long-term credit facilities as of April 30, 2016 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	GACP Term Loan	Total
2016	$1,608,000	$—	$637,000	$2,245,000
2017	2,321,000	—	921,000	3,242,000
2018	2,143,000	—	850,000	2,993,000
2019	1,964,000	—	780,000	2,744,000
2020	4,209,000	59,900,000	850,000	64,959,000
2021	—	—	12,892,000	12,892,000
	$12,245,000	$59,900,000	$16,930,000	$89,075,000

(6) Stock-Based Compensation - Stock Option Awards
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the first quarters of fiscal 2016 and fiscal 2015 related to stock option awards was $120,000 and $261,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of April 30, 2016, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. No further awards may be made under the 2001 Omnibus Plan, but any award granted under the 2001 Omnibus Plan and outstanding on June 21, 2011 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2016	Fiscal 2015
Expected volatility	84%	82%
Expected term (in years)	6 years	6 years
Risk-free interest rate	1.7%	1.7%

A summary of the status of the Company’s stock option activity as of April 30, 2016 and changes during the three months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, January 30, 2016	1,555,000	$4.30	670,000	$6.18	399,000	$7.78
Granted	966,000	$1.19	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(495,000)	$4.68	(19,000)	$8.78	(8,000)	$10.48
Balance outstanding, April 30, 2016	2,026,000	$2.72	651,000	$6.10	391,000	$7.73
Options exercisable at April 30, 2016	841,000	$3.76	633,000	$6.14	391,000	$7.73
The following table summarizes information regarding stock options outstanding at April 30, 2016:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,026,000	$2.72	8.6	$340,000	1,926,000	$2.78	8.5	$306,000
2004 Incentive:	651,000	$6.10	3.0	$1,000	649,000	$6.10	3.0	$1,000
2001 Incentive:	391,000	$7.73	2.0	$—	391,000	$7.73	2.0	$—
The weighted average grant-date fair value of options granted in the first three-months of fiscal 2016 and fiscal 2015 was $0.85 and $4.35, respectively. The total intrinsic value of options exercised during the first three-months of fiscal 2016 and fiscal 2015 was $0 and $1,397,000, respectively. As of April 30, 2016, total unrecognized compensation cost related to stock options was $880,000 and is expected to be recognized over a weighted average expected life of approximately 2.5 years.

(7) Stock-Based Compensation - Restricted Stock Awards
Compensation expense recorded for the first quarter of fiscal 2016 and fiscal 2015 relating to restricted stock grants was $117,000 and $348,000, respectively. As of April 30, 2016, there was $1,157,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.9 years. The total fair value of restricted stock vested during the first three months of fiscal 2016 and fiscal 2015 was $23,000 and $88,000, respectively.
During the first quarter of fiscal 2016, the Company granted a total of 188,991 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning March 28, 2017. The aggregate market value of the restricted stock at the date of the award was $187,101 and is being amortized as compensation expense over the three-year vesting period.
During the first quarter of fiscal 2016, the Company also granted a total of 179,156 shares of market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. The total grant date fair value was estimated to be $223,571, or $0.98 - $1.72 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.9% - 1.0%, a weighted average expected life of three years and an implied volatility of 71% - 73%. The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

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

A summary of the status of the Company’s non-vested restricted stock activity as of April 30, 2016 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 30, 2016	861,000	$4.46
Granted	368,000	$1.12
Vested	(28,000)	$5.76
Forfeited	(267,000)	$5.60
Non-vested outstanding, April 30, 2016	934,000	$2.77

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended
	April 30, 2016	May 2, 2015
Net loss (a)	$(4,942,000)	$(4,728,000)
Weighted average number of shares of common stock outstanding — Basic	57,181,155	56,640,767
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—
Weighted average number of shares of common stock outstanding — Diluted	57,181,155	56,640,767
Net loss per common share	$(0.09)	$(0.08)
Net loss per common share — assuming dilution	$(0.09)	$(0.08)
(a) The net loss for the three-month period ended April 30, 2016 includes costs related to executive and management transition of $3,601,000 and distribution facility consolidation and technology upgrade costs totaling $80,000. The net loss for the three-month period ended May 2, 2015 includes costs related to executive and management transition of $2,590,000.
(b) For the three-month period ended April 30, 2016, there were -0- incremental in-the-money potentially dilutive common shares. For the three-month period ended May 2, 2015, approximately 741,000 incremental in-the-money potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

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

	Three-Month Periods Ended
	April 30, 2016	May 2, 2015
Jewelry & Watches	$64,174	$65,809
Home & Consumer Electronics	35,646	37,110
Beauty	23,240	19,525
Fashion & Accessories	27,528	23,329
All other (primarily shipping & handling revenue)	16,332	12,678
Total	$166,920	$158,451

(10) Income Taxes
At January 30, 2016, the Company had federal net operating loss carryforwards ("NOLs") of approximately $312 million, and state NOLs of approximately $200 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2035 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.
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
For the first quarters of fiscal 2016 and fiscal 2015, the income tax provision included a non-cash tax charge of approximately $197,000, relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $591,000 of additional non-cash income tax expense over the remainder of fiscal 2016.
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

(12) Related Party Transactions
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016 the Company was a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC (“NBCU”), which provided for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation (“Comcast”). The Company believes that as of April 30, 2016, the direct equity ownership of NBCU in the Company consists of 7,141,849 shares of common stock, or approximately 12.5% of the Company’s outstanding common stock. The Company has a significant cable distribution agreement with Comcast and believe that the terms of the agreement are comparable to those with other cable system operators.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, L.P. (“ASF Radio”), an independent third party to us, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of the Company’s common stock, which is all of the shares GE Equity currently owns, to ASF Radio for $2.15 per share. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company. The closing of this sale (the “GE/ASF Radio Sale”) occurred on April 29, 2016. In connection with the GE/ASF Radio Sale, the GE/NBCU Shareholder Agreement was terminated and the Company and NBCU entered into a new Shareholder Agreement (the “NBCU Shareholder Agreement”) described below.

GE/NBCU Shareholder Agreement
The GE/NBCU Shareholder Agreement that was terminated April 29, 2016 provided that GE Equity was entitled to designate nominees for three members of our Board of Directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) was at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares) (the “50% Ownership Condition”), and two members of our Board of Directors so long as their aggregate beneficial ownership was at least 10% of the shares of “adjusted outstanding common stock,” as defined in the GE/NBCU Shareholder Agreement (the “10% Ownership Condition”). In addition, the GE/NBCU Shareholder Agreement provided that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our Board of Directors. Neither GE Equity nor NBCU currently has, or during fiscal 2015 had, any designees serving on our Board of Directors or committees.
The GE/NBCU Shareholder Agreement required that the Company obtain the consent of GE Equity before the Company (i) exceeded certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entered into any business different than the business in which the Company and our subsidiaries are currently engaged; and (iii) amended our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions would no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees, and (2) GE Equity and NBCU no longer hold any Series B preferred stock. The Company was also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

NBCU Shareholder Agreement
On April 29, 2016, the Company entered into the NBCU Shareholder Agreement with NBCU. The NBCU Shareholder Agreement replaced the GE/NBCU Shareholder Agreement. The NBCU Shareholder Agreement provides that as long as NBCU or its affiliates beneficially own at least 5% of our outstanding common stock, NBCU will be entitled to designate one individual to be nominated to the Company’s Board of Directors. In addition, the NBCU Shareholder Agreement provides that NBCU may designate its director designee to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our Board of Directors. In addition, the NBCU Shareholder Agreement requires the Company to obtain the consent of NBCU prior to our adoption or amendment of any shareholder’s rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire our voting stock or our taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.

Unless NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, NBCU may not sell, transfer or otherwise dispose of any securities of the Company subject to limited exceptions for (i) transfers to affiliates, (ii) third party tender offers, (iii) mergers, consolidations and reorganizations and (iv) transfers pursuant to underwritten public offerings or transfers exempt from registration under the Securities Act (provided, in the case of (iv), such transfers do not result in the transferee acquiring beneficial ownership in excess of 20%).

Registration Rights Agreement
On February 25, 2009, the Company entered into an amended and restated registration rights agreement that, as further amended, provided GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of five demand registrations and unlimited piggy-back registration rights. In connection with the GE/ASF Radio Sale, an amendment to the Amended and Restated Registration Rights Agreement was entered into removing GE Equity as a party and adding ASF Radio, L.P. as a party.

2015 Letter Agreement with GE Equity
On July 9, 2015, the Company entered into a letter agreement with GE Equity pursuant to which GE Equity consented to our adoption of a Shareholder Rights Plan in consideration for our agreement to provide GE Equity, NBCU and certain of their respective affiliates with exemptions from the Shareholder Rights Plan. GE Equity’s consent was required pursuant to the terms of the GE/NBCU Shareholder Agreement. This discussion is a summary of the terms of the letter agreement. In the letter agreement, the Company agreed that if any of GE Equity, NBCU or any of their respective affiliates that holds shares of our common stock from time to time (each a “Grandfathered Investor”) sells or otherwise transfers shares of our common stock currently owned by such Grandfathered Investor to any third party identified to us in writing (any such third party, an “Exempt Purchaser”), the Company will take all actions necessary under the Shareholder Rights Plan so that such third party will not be deemed an Acquiring Person (as defined in the Shareholder Rights Plan) by virtue of the acquisition of such shares. The Company further agreed that, subject to certain limitations, upon request of any Grandfathered Investor or Exempt Purchaser, and in connection with a transfer by such Grandfathered Investor or Exempt Purchaser of shares of our common stock to an Exempt Purchaser, the Company will enter into an agreement with the acquiring Exempt Purchaser granting such acquiring Exempt Purchaser substantially the same rights as set forth above with respect to any sale of our outstanding shares of common stock to any other third party. Additionally, the Company agreed that without the consent of any Grandfathered Investor that is an affiliate of GE Equity and any Grandfathered Investor that is an affiliate of NBCU, the Company will not (i) amend the Shareholder Rights Plan in any material respect, other than to accelerate the Expiration Date or the Final Expiration Date, (ii) adopt another shareholders’ rights plan or (iii) amend the letter agreement.

Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's interim Chief Executive Officer, Robert Rosenblatt, is a member of Newgistics Board of Directors. The Company made payments to Newgistics totaling approximately $1,465,000 and $1,310,000 during the three-month periods ended April 30, 2016 and May 2, 2015, respectively.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments, to this supplier, totaling $869,000 and $83,000 during the three-month periods ended April 30, 2016 and May 2, 2015, respectively.

(13) Distribution Facility Expansion, Consolidation & Technology Upgrade
During fiscal 2014, the Company began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, the Company finished the building expansion and moved out of its leased satellite warehouse space. The updated facilities and technology upgrade will include a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. Total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and is being financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, we incurred approximately $80,000 in incremental expenses during the first quarter of fiscal 2016, relating primarily to increased labor and training costs associated with our warehouse management system migration.

(14) Executive and Management Transition Costs
On February 8, 2016, the Company announced the resignation of two executive officers, namely its Chief Executive Officer, and its Executive Vice President - Chief Strategy Officer & Interim General Counsel. In addition, on March 23, 2016, the Company also announced additional actions taken to reduce corporate overhead and other operating costs. In conjunction with these executive changes as well as other executive and management terminations made during the first three months of fiscal 2016, the Company recorded charges to income totaling $3,601,000 for the three months ended April 30, 2016, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transition.
On March 26, 2015, the Company announced the termination and departure of three executive officers, namely its Chief Financial Officer, its Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, the Company also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first three months of fiscal 2015, the Company recorded charges to income of $2,590,000 for the three months ended May 2, 2015, which relate primarily to severance payments to be made as a result of the executive officer resignations, management terminations and other direct costs associated with the Company's 2015 executive and management transition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 30, 2016.
Cautionary Statement Regarding Forward-Looking Statements
The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, hope, should, plan, will or similar expressions. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. These statements are based on management's current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; including without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits or television programming; and the risks identified under "Risk Factors" in our recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

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
Products and Customers
Products sold on our media channel platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in the first quarter of fiscal 2016. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the three month periods indicated by product category group.

	For the Three-Month
	Periods Ended
	April 30, 2016	May 2, 2015
Merchandise Category
Jewelry & Watches	43%	45%
Home & Consumer Electronics	24%	26%
Beauty	15%	13%
Fashion & Accessories	18%	16%
Total	100%	100%
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
In addition to offering our customers a more diverse assortment of proprietary, exclusive and name brand merchandise, we are focusing on increasing awareness of the EVINE Live brand while at the same time augmenting our distribution footprint, with the goal of expanding our customer base. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
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
Summary Results for the First Quarter of Fiscal 2016
Consolidated net sales for our fiscal 2016 first quarter were approximately $166.9 million compared to $158.5 million for our fiscal 2015 first quarter, which represents a 5% increase. We reported an operating loss of approximately $3.5 million and a net loss of $4.9 million for our fiscal 2016 first quarter. The operating and net loss for the fiscal 2016 first quarter included charges relating to executive and management transition costs totaling $3.6 million and distribution facility consolidation and technology upgrade costs totaling $80,000. We had an operating loss of $3.9 million and a net loss of $4.7 million for our fiscal 2015 first quarter. The operating and net loss for the fiscal 2015 first quarter included charges relating to executive and management transition costs totaling $2.6 million.
GACP Credit Agreement & PNC Credit Facility Amendment
On March 10, 2016, the Company entered into a five-year term loan credit and security agreement (the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the term loan under the

GACP Credit Agreement (the "GACP Term Loan") are being used to provide for working capital and for general corporate purposes of the Company. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%. On the same day, we entered into the sixth amendment to the PNC Credit Facility authorizing the Company to enter into the GACP Credit Agreement.
Executive and Management Transition Costs
On February 8, 2016, we announced the termination and departure of two executive officers, namely our Chief Executive Officer, and our Executive Vice President - Chief Strategy Officer & Interim General Counsel. In addition, on March 23, 2016, we also announced additional actions taken to reduce overhead and other operating costs. In conjunction with these executive changes as well as other executive and management terminations made during the first three months of fiscal 2016, we recorded charges to income of $3.6 million for the three months ended April 30, 2016, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our 2016 executive and management transition.
On March 26, 2015, we announced the termination and departure of three executive officers, namely our Chief Financial Officer, our Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, we also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first three months of fiscal 2015, we recorded charges to income of $2.6 million for the three months ended May 2, 2015, which related primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our 2015 executive and management transition.
Distribution Facility Expansion, Consolidation and Technology Upgrade Costs
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we finished the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, we incurred approximately $80,000 in incremental expenses during the first quarter of fiscal 2016, relating primarily to increased labor and training costs associated with our warehouse management system migration.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%

Gross margin	36.8%	36.2%
Operating expenses:
Distribution and selling	32.0%	32.1%
General and administrative	3.5%	3.6%
Depreciation and amortization	1.2%	1.3%
Executive and management transition costs	2.2%	1.6%
Distribution facility consolidation and technology upgrade costs	—%	—%
	38.9%	38.6%
Operating loss	(2.1)%	(2.4)%

Key Performance Metrics

	For the Three-Month
	Periods Ended
	April 30, 2016	May 2, 2015	Change
Program Distribution
Total homes (average 000's)	87,851	88,303	(1)%
Merchandise Metrics
Gross margin %	36.8%	36.2%	60 bps
Net shipped units (000's)	2,417	2,230	8%
Average selling price	$62	$65	(5)%
Return rate	19.2%	20.3%	(110) bps
Online net sales % (a)	48.8%	45.2%	360 bps
Total Customers - 12 Month Rolling (000's)	1,441	1,437	0.3%
(a) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, decreased 1% in the first quarter of fiscal 2016 over the comparable prior year quarter, resulting in a 452,000 decrease in average homes reached during that same period primarily related to certain telco platforms, offset with slight increases in our traditional cable carriers. We believe that our distribution strategy of pursuing additional channels in productive homes we are already in is a more balanced approach compared to our historical focus on just securing new untested homes. We continue to increase the number of channels on existing distribution platforms, alternative distribution methods and part-time carriage in strategic markets. This multi-platform distribution approach, complimented by our strong mobile and online efforts, will ensure that EVINE Live is available wherever and whenever our customers choose to shop.
In addition, we have made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We believe that having an HD feed of our service allows us to attract new viewers and customers. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, and is also available on all mobile channels, which are not included in the foregoing data on homes reached.
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
As of April 30, 2016, we believe the direct ownership of NBCU (which is indirectly owned by Comcast) in the Company consisted of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2016 first quarter increased 8% from the prior year comparable quarter to approximately 2.4 million from 2.2 million. We believe the increase in net shipped units during the first quarter of fiscal 2016 reflects the continued broadening of our merchandising assortment, driven by strong performance in our fashion & accessories and beauty product categories. Net shipped units also increased during fiscal 2016 due to a decline in our average selling price (as discussed below).
Average Selling Price
The average selling price ("ASP") per net unit was $62 in the fiscal 2016 first quarter, a 5% decrease from the prior year quarter. The decrease in the ASP was primarily driven by strong sales growth within our fashion & accessories and beauty product categories, which typically have lower average selling prices. These ASP decreases contributed to our increase in net shipped units by 8% for the three months ended April 30, 2016. Decreasing our ASP has been a key component in our customer acquisition efforts. We are, however, planning to adjust our merchandising mix to achieve a more ideal balance between ASP and gross margin productivity.
Return Rates
For the three months ended April 30, 2016, our return rate was 19.2% compared to 20.3% for the comparable prior year quarter, a 110 basis point decrease. The decrease in the return rate was driven primarily by rate decreases across all our merchandise categories. We believe that the decreases in the category return rates were driven by the decreases in ASP as described above, improved quality of merchandise and improvements in the execution of our returns policy. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months increased 0.3% over prior year to approximately 1.4 million. During the first quarter of fiscal 2016, our customer average purchasing frequency increased 6% over the prior year first quarter.

We believe the recent increase in total customers and purchase frequency is primarily due to continued broadening of our product assortment at lower price points, strong growth in our beauty and fashion & accessories product categories, as well as increases achieved in our customer retention.
Net Sales
Consolidated net sales for the fiscal 2016 first quarter were approximately $166.9 million as compared with $158.5 million for the comparable prior year quarter, a 5% increase. The increase in quarterly consolidated net sales was driven primarily by strong growth in our fashion & accessories and beauty product categories and increased customer purchase frequency. These increases were offset by a net sales decrease in our home & consumer electronics and jewelry & watches categories as we continue to shift our airtime and product mix from home & consumer electronics to beauty and fashion & accessories. In addition, we also experienced an increase in shipping and handling revenue in the first quarter of fiscal 2016 compared to fiscal 2015 as a result of more disciplined shipping promotions during the quarter. Our online sales penetration, that is, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 48.8% compared to 45.2% for the first quarter of fiscal 2016 compared to fiscal 2015. Overall, we continue to deliver strong online sales penetration. We believe the increase in penetration during the period was driven by our recent digital marketing initiatives and the strong performance of online promotions. Our mobile penetration increased to 45.6% of total online orders in the first quarter of fiscal 2016, versus 39.6% of total online orders for the comparable prior year period.
Gross Profit
Gross profit for the fiscal 2016 first quarter and fiscal 2015 first quarter was approximately $61.4 million and $57.3 million, respectively, an increase of $4.1 million, or 7%. The increase in gross profits experienced during the first quarter was primarily driven by higher gross margin percentages experienced and a 5% increase in net sales (as discussed above). Gross margin percentages for the first quarters of fiscal 2016 and fiscal 2015 were 36.8% and 36.2%, respectively, a 60 basis point increase. The increase in the first quarter gross margin percentages reflects increase margins due to a shift in product mix into fashion & accessories, and beauty, which have a higher margin percentages. Gross margin percentages have also increased as a result of higher shipping and handling margins achieved during the first quarter as a result of more disciplined shipping promotions.
Operating Expenses
Total operating expenses for the fiscal 2016 first quarter were approximately $65.0 million compared to $61.2 million for the comparable prior year period, an increase of 6%. Total operating expenses as a percentage of net sales were 38.9%, compared to 38.6% during the first quarters of fiscal 2016 and fiscal 2015, respectively. Total operating expenses for the first quarter includes executive and management transition costs of $3.6 million and distribution facility consolidation and technology upgrade costs of $80,000, while total operating expenses for the first quarter of fiscal 2015 includes executive and management transition costs of $2.6 million. Excluding executive and management transition costs and distribution facility consolidation and technology upgrade costs, total operating expenses as a percentage of net sales for the first quarters of fiscal 2016 and fiscal 2015 were 36.7% and 37.0%.
Distribution and selling expense increased $2.6 million, or 5%, to $53.4 million, or 32.0% of net sales during the fiscal 2016 first quarter compared to $50.8 million, or 32.1% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter due in part to increased program distribution expense of $618,000 relating the launch of EVINE Too and broadened HD carriage. The increase over the prior year quarter was also due to an increase in variable costs of $1.4 million and increased accrued incentive compensation of $955,000, partially offset by decreased share-based compensation expense of $96,000 and decreased rebranding expense of $176,000. The increase in variable costs was primarily driven by increased variable fulfillment and customer service salaries and wages of $846,000 and increased variable credit card processing fees and credit expenses of $598,000, partially offset by decreased Bowling Green rent expense of $162,000. Total variable expenses during the first quarter of fiscal 2016 were approximately 10.0% of total net sales versus 9.7% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the first quarter of fiscal 2016 was primarily due to an 8% increase in net shipped units compared with a 5% increase in consolidated net sales and the decline in our average selling price during the quarter.
To the extent that our average selling price continues to decline, our variable expense as a percentage of net sales could continue to increase as the number of our shipped units increase. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by growth in the number of average homes or channels reached or by rate changes associated with improvements in our channel position.
General and administrative expense for the fiscal 2016 first quarter increased $57,000, or 1% to approximately $5.8 million or 3.5% of net sales, compared to $5.7 million or 3.6% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the first quarter primarily driven by increased accrued incentive compensation of $459,000, partially offset by decreased share-based compensation expense of $275,000 and decreased rebranding expense of $115,000.
Depreciation and amortization expense for the fiscal 2016 first quarter was approximately $2.1 million compared to $2.1 million for the comparable prior year period, representing a decrease of $24,000 or 1%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended April 30, 2016 and May 2, 2015 was 1.2% and 1.3%, respectively. The marginal decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $37,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense related to the trademark and brand name intangible asset, "EVINE Live", of $12,000.
Operating Loss
For the fiscal 2016 first quarter, we reported an operating loss of approximately $3.5 million compared to an operating loss of $3.9 million for the fiscal 2015 first quarter, an operating loss reduction of $393,000. Our operating loss for the first quarter of fiscal 2016 decreased primarily as a result of increased gross profit, offset by increases in distribution and selling, general and administrative, executive and management transition costs and distribution facility consolidation and technology upgrade costs (as noted above).
Net Loss
For the fiscal 2016 first quarter, we reported a net loss of approximately $4.9 million or $0.09 per share on 57,181,155 weighted average basic common shares outstanding compared with a net loss of $4.7 million or $0.08 per share on 56,640,767 weighted average basic common shares outstanding in the fiscal 2015 first quarter. Net loss for the first quarter of fiscal 2016 includes executive and management transition costs of $3.6 million, distribution facility consolidation and technology upgrade costs of $80,000, and interest expense of $1.2 million, offset by interest income totaling $2,000 earned on our cash. Net loss for the first quarter of fiscal 2015 includes executive and management transition costs of $2.6 million and interest expense of $598,000, offset by interest income totaling $2,000.
For the first quarter of fiscal 2016, net loss reflects an income tax provision of $205,000. The fiscal 2016 first quarter tax provision included a non-cash expense charge of approximately $197,000, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $591,000 over the remainder of fiscal 2016.
For the first quarter of fiscal 2015, net loss reflects an income tax provision of $205,000, which included a non-cash tax expense charge of $197,000, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset as discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2016 first quarter was $3.4 million compared with Adjusted EBITDA of $1.6 million for the fiscal 2015 first quarter.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month
	Periods Ended
	April 30, 2016	May 2, 2015
Adjusted EBITDA (a)	$3,425	$1,579
Less:
Executive and management transition costs	(3,601)	(2,590)
Distribution facility consolidation and technology upgrade costs	(80)	—
Non-cash share-based compensation expense	(237)	(609)
EBITDA (as defined)	(493)	(1,620)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(493)	(1,620)
Adjustments:
Depreciation and amortization	(3,041)	(2,307)
Interest income	2	2
Interest expense	(1,205)	(598)
Income taxes	(205)	(205)
Net loss	$(4,942)	$(4,728)
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), executive and management transition costs, distribution facility consolidation and technology upgrade costs and non-cash share-based compensation expense.
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
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2015 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."
Recently Issued Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements.
Financial Condition, Liquidity and Capital Resources
As of April 30, 2016, we had cash of $32.7 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility and

GACP Credit Agreement, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As our unused line availability is greater than $10 million at April 30, 2016, no additional cash is required to be restricted. As of January 30, 2016, we had cash of $11.9 million and had restricted cash and investments of $450,000. For the first three months of fiscal 2016, working capital increased $10.9 million to $94.6 million. Our current ratio (our total current assets over total current liabilities) was 1.9 at April 30, 2016 and 1.7 at January 30, 2016.
Sources of Liquidity
Our principal source of liquidity is our available cash of $32.7 million as of April 30, 2016, which was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended on March 10, 2016, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which we have drawn to fund improvements at our distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus a margin of between 3% and 4.5% based on our trailing twelve-month reported EBITDA (as defined in the Credit Facility) measured quarterly in fiscal 2016 and semi-annually thereafter as demonstrated in our financial statements. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on base rate loans and 5% to 6% on LIBOR rate loans based on our leverage ratio as demonstrated in our audited financial statements.
As of April 30, 2016, the Company had borrowings of $59.9 million under its revolving line of credit. As of April 30, 2016, the term loan under the PNC Credit Facility had $12.2 million outstanding, which was used to fund the expansion initiative of which $2.1 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of April 30, 2016 was approximately $17.1 million, and provides liquidity for working capital and general corporate purposes. In addition, as of April 30, 2016, our unrestricted cash plus facility availability was $49.8 million and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $18.0 million. In addition, the PNC Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
GACP Term Loan
On March 10, 2016, we entered into a term loan credit and security agreement (the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the GACP Term Loan will be used for working capital and general corporate purposes and to help strengthen our total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of our Boston television station FCC license and on a second lien priority basis by our accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1%

plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement.
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
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we completed the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems are expected to be phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facilities. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. As of January 30, 2016 we had contractual cash obligations and commitments, primarily with respect to our cable and satellite agreements and payments required under our PNC Credit Facility and operating leases, totaling approximately $330.0 million over the next five fiscal years.
For the three months ended April 30, 2016, net cash provided by operating activities totaled approximately $7.3 million compared to net cash used for operating activities of approximately $4.4 million for the comparable fiscal 2015 period. Net cash provided by (used for) operating activities for the fiscal 2016 and 2015 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash provided by operating activities for the three months ended April 30, 2016 reflects a decrease in accounts receivable, inventory and prepaid expenses, partially offset by a decrease in accounts payable and accrued liabilities.

Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories decreased as a result of disciplined management of overall working capital components commensurate with sales growth. Accounts payable and accrued liabilities decreased during the first three months of fiscal 2016 primarily driven by a decrease in accrued inventory due to lower inventory levels and the timing of payments to vendors, partially offset by an increase in accrued severance.
Net cash used for investing activities totaled approximately $1.6 million for the first three months of fiscal 2016 compared to net cash used for investing activities of $8.1 million for the comparable fiscal 2015 period. For the three months ended April 30, 2016 and May 2, 2015, expenditures for property and equipment were approximately $1.6 million and $8.1 million, respectively. The decrease in the capital expenditures from fiscal 2015 to fiscal 2016 primarily relate to expenditures totaling $4.8 million made during the first quarter of fiscal 2015 in connection with our distribution facility expansion. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled approximately $15.1 million for the three months ended April 30, 2016 and related primarily to proceeds from the GACP term loan of $17.0 million, partially offset by payments for deferred financing costs of $1.3 million, principal payments on the term loans of $607,000 and capital lease payments of $13,000. Net cash provided by financing activities totaled $8.7 million for the three months ended May 2, 2015 and related primarily to proceeds from the revolving loan under the PNC Credit Facility of $4.3 million, proceeds from the term loan under the PNC Credit Facility of $2.8 million and proceeds from the exercise of stock options of $2.4 million, partially offset by payments for deferred financing costs of $160,000, payments on the term loan of $647,000 and capital lease payments of $13,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. Our credit facilities have exposure to interest rate risk; changes in market interest rates could impact the level of interest expense and income earned on our cash portfolio.

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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of EVINE Live Inc.'s Annual Report on Form 10-K for the year ended January 30, 2016, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report with the exception of the item noted below.
We may be subject to product liability claims if people or properties are harmed by products sold by us, or we may be subject to voluntary or involuntary product recalls.
Products sold by us may expose us to product liability or product safety claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls, which could involve significant expense incurred by the Company. We maintain, and have generally required the manufacturers and vendors of these products to carry, product liability and errors and omissions insurance. There can be no assurance that we will maintain this coverage or obtain additional coverage on acceptable terms, or that this insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. There also can be no assurance that our suppliers will continue to maintain this insurance or that this coverage will be adequate or available with respect to any particular claims. We also require that our vendors fully indemnify us for such claims. Product liability claims could result in a material adverse impact on our financial performance.
We may also be subject to involuntary product recalls or we may voluntarily conduct a product recall. The costs associated with product recalls individually or in the aggregate in any given fiscal year, or for any particular recall event, could be significant. Although we require that our vendors fully indemnify us for such events, an involuntary product recall could result in a material adverse impact on our financial performance. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 30, 2016, by the Company or on behalf of the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2016 through February 27, 2016	—	N/A	—	$—
February 28, 2016 through April 2, 2016	5,475	$0.85	—	$—
April 3, 2016 through April 30, 2016	—	N/A	—	$—
Total	5,475	$0.85	—	$—
(1) The purchases in this column include 5,475 shares that were repurchased by the Company to satisfy tax withholding obligations related to the vesting of restricted stock.

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

EVINE Live Inc.
May 26, 2016	/s/ ROBERT ROSENBLATT
Robert Rosenblatt
Interim Chief Executive Officer & Chairman of the Board (Principal Executive Officer)

May 26, 2016	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1	Separation Agreement, dated February 18, 2016, between the Registrant and Mark Bozek.	Incorporated by reference (4)

10.2	Separation Agreement, dated February 18, 2016, between the Registrant and G. Russell Nuce.	Incorporated by reference (4)

10.3
Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 10, 2016, among EVINE Live Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent.
Incorporated by reference (5)

10.4
Term Loan and Credit Facility, dated March 10, 2016, among EVINE Live Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent.
Incorporated by reference (5)

10.5	Shareholder Agreement, dated as of April 29, 2016, by and between EVINE Live Inc., and NBCUniversal Media, LLC.	Incorporated by reference (6)

10.6	Amendment to the Amended and Restated Registration Rights Agreement, dated as of April 29, 2016, by and among EVINE Live Inc., ASF Radio, L.P., and NBCUniversal Media, LLC.	Incorporated by reference (6)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

____________________

† Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on June 20, 2014, File No. 000-20243.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on February 23, 2016, File No. 0001-37495.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on March 10, 2016, File No. 0001-37495.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on May 2, 2016, File No. 001-37495.