Form 10-Q
period 2016-07-30
EVINE Live Inc.
filed 2016-08-26
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	July 30, 2016
Commission File Number 001-37495
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 24, 2016, there were 57,335,381 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
July 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	July 30, 2016	January 30, 2016
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$39,644	$11,897
Restricted cash and investments	450	450
Accounts receivable, net	93,246	114,949
Inventories	58,789	65,840
Prepaid expenses and other	6,047	5,913
Total current assets	198,176	199,049
Property & equipment, net	50,506	52,629
FCC broadcasting license	12,000	12,000
Other assets	1,661	1,819
	$262,343	$265,497
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,423	$77,779
Accrued liabilities	37,142	35,342
Current portion of long term credit facilities	2,993	2,143
Deferred revenue	85	85
Total current liabilities	104,643	115,349
Deferred revenue	121	164
Deferred tax liability	3,129	2,734
Long term credit facilities	83,766	70,271
Total liabilities	191,659	188,518
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 100,000,000 shares authorized; 57,335,381 and 57,170,245 shares issued and outstanding	573	571
Additional paid-in capital	424,202	423,574
Accumulated deficit	(354,091)	(347,166)
Total shareholders' equity	70,684	76,979
	$262,343	$265,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$157,139	$161,061	$324,059	$319,512
Cost of sales	97,311	102,205	202,783	203,351
Gross profit	59,828	58,856	121,276	116,161
Operating expense:
Distribution and selling	51,605	51,357	105,030	102,156
General and administrative	5,878	6,391	11,647	12,103
Depreciation and amortization	1,977	2,107	4,084	4,238
Executive and management transition costs	242	205	3,843	2,795
Distribution facility consolidation and technology upgrade costs	300	972	380	972
Total operating expense	60,002	61,032	124,984	122,264
Operating loss	(174)	(2,176)	(3,708)	(6,103)
Other income (expense):
Interest income	2	2	4	4
Interest expense	(1,606)	(669)	(2,811)	(1,267)
Total other expense, net	(1,604)	(667)	(2,807)	(1,263)
Loss before income taxes	(1,778)	(2,843)	(6,515)	(7,366)
Income tax provision	(205)	(205)	(410)	(410)
Net loss	$(1,983)	$(3,048)	$(6,925)	$(7,776)
Net loss per common share	$(0.03)	$(0.05)	$(0.12)	$(0.14)
Net loss per common share — assuming dilution	$(0.03)	$(0.05)	$(0.12)	$(0.14)
Weighted average number of common shares outstanding:
Basic	57,258,672	57,092,654	57,219,914	56,866,711
Diluted	57,258,672	57,092,654	57,219,914	56,866,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED JULY 30, 2016
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 30, 2016	57,170,245	$571	$423,574	$(347,166)	$76,979
Net loss	—	—	—	(6,925)	(6,925)
Common stock issuances pursuant to equity compensation plans	165,136	2	(7)	—	(5)
Share-based payment compensation	—	—	635	—	635
BALANCE, July 30, 2016	57,335,381	$573	$424,202	$(354,091)	$70,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six-Month
	Periods Ended
	July 30, 2016	August 1, 2015
OPERATING ACTIVITIES:
Net loss	$(6,925)	$(7,776)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,111	4,707
Share-based payment compensation	635	1,376
Amortization of deferred revenue	(43)	(42)
Amortization of deferred financing costs	262	144
Deferred income taxes	395	394
Changes in operating assets and liabilities:
Accounts receivable, net	21,703	20,321
Inventories	7,051	2,145
Prepaid expenses and other	(134)	(1,122)
Accounts payable and accrued liabilities	(11,597)	(20,709)
Net cash provided by (used for) operating activities	17,458	(562)
INVESTING ACTIVITIES:
Property and equipment additions	(3,892)	(13,628)
Net cash used for investing activities	(3,892)	(13,628)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(1,432)	(186)
Payments on capital leases	(27)	(27)
Proceeds from issuance of term loans	17,000	2,849
Payments on term loans	(1,355)	(1,004)
Proceeds from exercise of stock options	—	2,503
Payments for issuance of common stock	(5)	—
Proceeds from issuance of revolving loans	—	4,300
Net cash provided by financing activities	14,181	8,435
Net increase (decrease) in cash	27,747	(5,755)
BEGINNING CASH	11,897	19,828
ENDING CASH	$39,644	$14,073
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,136	$1,084
Income taxes paid	$51	$33
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$190	$1,100
Deferred issuance costs included in accrued liabilities	$15	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2016
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a digital commerce company that offers a mix of proprietary, exclusive and name brand merchandise directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. The Company operates a 24-hour television shopping network, EVINE, which is distributed primarily on cable and satellite systems, through which it offers proprietary, exclusive and name brand merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. Orders are taken via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live online at evine.com and is also available on mobile channels. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 30, 2016 has been derived from the Company's audited financial statements for the fiscal year ended January 30, 2016. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2016. Operating results for the six-month period ended July 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2015, ended on January 30, 2016, and consisted of 52 weeks. Fiscal 2016 will end on January 28, 2017, and will contain 52 weeks. The quarters ended July 30, 2016 and August 1, 2015 each consisted of 13 weeks.
Recently Adopted Accounting Standard Updates
In April 2015, the Financial Accounting Standards Board issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (Accounting Standards Update ("ASU") No. 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The Company adopted this standard in the first quarter of fiscal 2016, applying it retrospectively. The consolidated balance sheet as of January 30, 2016 reflects the reclassification of debt issuance costs of $266,000 from other assets to long term credit facilities. The amount of debt issuance costs included in long term credit facilities as of July 30, 2016 was $1.6 million. In August 2015, the FASB issued Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30 (ASU No. 2015-15), which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving line of credit arrangement, regardless of whether there are any outstanding borrowings on the revolving line of credit arrangement. As of January 30, 2016, debt issuance costs of $694,000 related to our PNC Credit Agreement, revolving line of credit were included within other assets. We continue to include these costs within other assets, amortizing them over the term of the PNC Credit Agreement.
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
As of July 30, 2016 and January 30, 2016 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of July 30, 2016 and January 30, 2016 the Company also had long-term variable rate Credit Facilities with carrying values of $86,759,000 and $72,414,000, respectively.

As of July 30, 2016 and January 30, 2016, respectively, $2,993,000 and $2,143,000 was classified as current. The fair value of the variable rate Credit Facilities approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	July 30, 2016		January 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
EVINE trademark	15	$1,103,000	$(123,000)	$1,103,000	$(80,000)
Total finite-lived intangible assets		$1,103,000	$(123,000)	$1,103,000	$(80,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
As of January 30, 2016, the Company had an intangible FCC broadcasting license with a carrying value of $12,000,000 and an estimated fair value of $12,900,000. The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs related to this valuation.
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
The EVINE trademark asset is included in Other Assets in the accompanying balance sheets. Amortization expense related to the EVINE trademark license was $25,000 and $18,000 for the three-month periods ended July 30, 2016 and August 1, 2015, respectively. Amortization expense related to the EVINE trademark license was $43,000 and $25,000 for the six-month periods ended July 30, 2016 and August 1, 2015, respectively. Estimated amortization expense for fiscal 2016 and each of the subsequent fiscal years is $80,000 and $74,000, respectively.

(5) Credit Agreements
The Company's long-term credit facilities consist of:

	July 30, 2016	January 30, 2016
PNC Credit Facility
PNC revolving loan due May 1, 2020, principal amount	$59,900,000	$59,900,000

PNC term loan due May 1, 2020, principal amount	11,709,000	12,780,000
Less unamortized debt issuance costs	(222,000)	(266,000)
PNC term loan due May 1, 2020, carrying amount	11,487,000	12,514,000

GACP Credit Agreement
GACP term loan due March 9, 2021, principal amount	16,717,000	—
Less unamortized debt issuance costs	(1,345,000)	—
GACP term loan due March 9, 2021, carrying amount	15,372,000	—

Total long-term credit facilities	86,759,000	72,414,000
Less current portion of long-term credit facilities	(2,993,000)	(2,143,000)
Long-term credit facilities, excluding current portion	$83,766,000	$70,271,000
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
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus a margin of between 3% and 4.5% based on the Company's trailing twelve-month reported EBITDA (as defined in the PNC Credit Facility) measured quarterly in fiscal 2016 and semi-annually thereafter as demonstrated in its financial statements. The term loan bears interest at either a LIBOR rate or a base rate plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR rate loans based on our annual leverage ratio as demonstrated in its audited financial statements.
As of July 30, 2016, the Company had borrowings of $59.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of July 30, 2016 is approximately $11.1 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky. As of July 30, 2016, there was approximately $11.7 million outstanding under the PNC Credit Facility term loan of which $2.1 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ended January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before October 8, 2016; 1.0% if terminated on or before October 8, 2017, 0.5% if terminated on or before October 8, 2018; and no fee if terminated after October 8, 2018. As of July 30, 2016, the imputed effective interest rate on the PNC term loan was 7.3%.
Interest expense recorded under the PNC Credit Facility for the three- and six-month periods ended July 30, 2016 was $1,010,000 and $1,867,000, respectively, and $668,000 and $1,260,000 for the three- and six-month periods ended August 1, 2015, respectively.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability was greater than $10.0 million at July 30, 2016, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $18.0 million. As of July 30, 2016, the Company's unrestricted cash plus facility availability was $50.7 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,181,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.
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
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. As of July 30, 2016, the imputed effective interest rate on the GACP term loan was 14.0%.
Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five- year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 10, 2017; 2.0% if terminated on or before March 10, 2018; 1.0% if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019. Interest expense recorded under the GACP Credit Agreement was $592,000 and $934,000 for the three and six-month periods ended July 30, 2016.
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
Costs incurred to obtain the GACP Credit Agreement totaling $1,476,000 have been deferred and are being expensed as additional interest over the five-year term of the GACP Credit Agreement.

The aggregate maturities of the Company's long-term credit facilities as of July 30, 2016 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	GACP Term Loan	Total
2016	$1,072,000	$—	$424,000	$1,496,000
2017	2,321,000	—	921,000	3,242,000
2018	2,143,000	—	850,000	2,993,000
2019	1,964,000	—	780,000	2,744,000
2020	4,209,000	59,900,000	850,000	64,959,000
2021	—	—	12,892,000	12,892,000
	$11,709,000	$59,900,000	$16,717,000	$88,326,000

(6) Stock-Based Compensation - Stock Option Awards
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the second quarters of fiscal 2016 and fiscal 2015 related to stock option awards was $135,000 and $326,000, respectively. Stock-based compensation expense for the first six months of fiscal 2016 and fiscal 2015 related to stock option awards was $255,000 and $587,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of July 30, 2016, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 9,500,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. No further awards may be made under the 2001 Omnibus Plan, but any award granted under the 2001 Omnibus Plan and outstanding on June 21, 2011 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2016	Fiscal 2015
Expected volatility	84%	76% - 82%
Expected term (in years)	5 - 6 years	5 - 6 years
Risk-free interest rate	1.6% - 1.7%	1.7% - 1.9%

A summary of the status of the Company’s stock option activity as of July 30, 2016 and changes during the six months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, January 30, 2016	1,555,000	$4.30	670,000	$6.18	399,000	$7.78
Granted	1,126,000	$1.21	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(609,000)	$4.73	(83,000)	$6.93	(47,000)	$11.19
Balance outstanding, July 30, 2016	2,072,000	$2.49	587,000	$6.07	352,000	$7.33
Options exercisable at July 30, 2016	747,000	$3.53	578,000	$6.09	352,000	$7.33
The following table summarizes information regarding stock options outstanding at July 30, 2016:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,072,000	$2.49	8.5	$765,000	1,958,000	$2.55	8.4	$693,000
2004 Incentive:	587,000	$6.07	2.9	$4,200	586,000	$6.07	2.9	$4,200
2001 Incentive:	352,000	$7.33	1.8	$—	352,000	$7.33	1.8	$—
The weighted average grant-date fair value of options granted in the first six-months of fiscal 2016 and fiscal 2015 was $0.86 and $4.10, respectively. The total intrinsic value of options exercised during the first six-months of fiscal 2016 and fiscal 2015 was $0 and $1,441,000, respectively. As of July 30, 2016, total unrecognized compensation cost related to stock options was $948,000 and is expected to be recognized over a weighted average expected life of approximately 2.4 years.

(7) Stock-Based Compensation - Restricted Stock Awards
Compensation expense recorded for the second quarter of fiscal 2016 and fiscal 2015 relating to restricted stock grants was $263,000 and $442,000, respectively. Compensation expense recorded for the first six months of fiscal 2016 and fiscal 2015 relating to restricted stock grants was $380,000 and $789,000, respectively. As of July 30, 2016, there was $1,216,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.7 years. The total fair value of restricted stock vested during the first six months of fiscal 2016 and fiscal 2015 was $269,000 and $249,000, respectively.
During the second quarter of fiscal 2016, the Company granted a total of 167,142 shares of restricted stock to six board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $292,000 and is being amortized as director compensation expense over the twelve-month vesting period. During the second quarter of fiscal 2016, the Company also granted a total of 60,916 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning in July 2017. The aggregate market value of the restricted stock at the date of the award was $78,000 and is being amortized as compensation expense over the three-year vesting period.
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

During the second quarter of fiscal 2015, the Company granted a total of 182,334 shares of restricted stock to eight non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $520,000 was being amortized as director compensation expense over the twelve-month vesting period. During the second quarter of fiscal 2015, the Company also granted a total of 26,810 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning in May 2016. The aggregate market value of the restricted stock at the date of the award was $158,000 and is being amortized as compensation expense over the three-year vesting period.
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

A summary of the status of the Company’s non-vested restricted stock activity as of July 30, 2016 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 30, 2016	861,000	$4.46
Granted	596,000	$1.31
Vested	(171,000)	$3.43
Forfeited	(276,000)	$5.61
Non-vested outstanding, July 30, 2016	1,010,000	$2.46

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net loss (a)	$(1,983,000)	$(3,048,000)	$(6,925,000)	$(7,776,000)
Weighted average number of shares of common stock outstanding — Basic	57,258,672	57,092,654	57,219,914	56,866,711
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	57,258,672	57,092,654	57,219,914	56,866,711
Net loss per common share	$(0.03)	$(0.05)	$(0.12)	$(0.14)
Net loss per common share — assuming dilution	$(0.03)	$(0.05)	$(0.12)	$(0.14)
(a) The net loss for the three and six-month periods ended July 30, 2016 includes costs related to executive and management transition of $242,000 and $3,843,000, respectively, and distribution facility consolidation and technology upgrade costs totaling $300,000 and $380,000, respectively. The net loss for the three and six-month periods ended August 1, 2015 includes costs related to executive and management transition of $205,000 and $2,795,000, respectively, and distribution facility consolidation and technology upgrade costs totaling $972,000 for the three and six month periods ending August 1, 2015.
(b) For the three and six-month periods ended July 30, 2016, approximately 162,000 and -0-, respectively, incremental in-the-money potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the three and six-month periods ended August 1, 2015, approximately -0- and 148,000, respectively, incremental in-the-money potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Jewelry & Watches	$57,972	$62,044	$122,146	$127,852
Home & Consumer Electronics	28,918	31,682	64,564	68,793
Beauty	23,124	22,640	46,364	42,165
Fashion & Accessories	30,991	30,714	58,519	54,042
All other (primarily shipping & handling revenue)	16,134	13,981	32,466	26,660
Total	$157,139	$161,061	$324,059	$319,512

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
In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. Currently, the limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership is limited.  In addition, if the Company were to experience another ownership change, as defined by Sections 382 and 383, its ability to utilize its NOLs could be further substantially limited and depending on the severity of the annual NOL limitation, the Company could permanently lose its ability to use a significant amount of its accumulated NOLs. The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the second quarters of fiscal 2016 and fiscal 2015, the income tax provision included a non-cash tax charge of approximately $198,000 and $197,000, respectively, relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. For the first six-months of fiscal 2016 and fiscal 2015, the income tax provision included a non-cash charge of approximately $395,000 and $394,000, respectively. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $394,000 of additional non-cash income tax expense over the remainder of fiscal 2016.
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
The Rights will expire upon certain events described in the Plan, including the close of business on the date of the third annual meeting of shareholders following the last annual meeting of shareholders of the Company at which the Plan was most recently approved by shareholders, unless the Plan is re-approved by shareholders at that third annual meeting of shareholders.  However, in no event will the Plan expire later than the close of business on July 13, 2025. The Plan was approved by the Company’s shareholders at the 2016 annual meeting of shareholders.
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

(12) Related Party Transactions
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016 the Company was a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC (“NBCU”), which provided for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation (“Comcast”). The Company believes that as of July 30, 2016, the direct equity ownership of NBCU in the Company consists of 7,141,849 shares of common stock, or approximately 12.5% of the Company’s outstanding common stock. The Company has a significant cable distribution agreement with Comcast and believe that the terms of the agreement are comparable to those with other cable system operators.
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

Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, is a member of Newgistics Board of Directors. The Company made payments to Newgistics totaling approximately $1,069,000 and $2,534,000 during the three and six -month periods ended July 30, 2016, respectively and payments totaling approximately $1,101,000 and $2,411,000 during the three and six -month periods ended August 1, 2015, respectively.

One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments, to this supplier, totaling approximately $354,000 and $1,223,000 during the three and six -month periods ended July 30, 2016, respectively and payments totaling approximately $681,000 and $764,000 during the three and six -month periods ended August 1, 2015, respectively.

(13) Distribution Facility Expansion, Consolidation & Technology Upgrade
During fiscal 2014, the Company began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, the Company finished the building expansion and moved out of its leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management system were phased into production through the first half of fiscal 2016. Total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred approximately $300,000 and $380,000 in incremental expenses during the three and six month periods ended July 30, 2016, relating primarily to increased labor and training costs associated with the Company’s warehouse management system migration.
For the three and six month periods ending August 1, 2015, we incurred approximately $972,000, primarily related to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of the Company’s expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

(14) Executive and Management Transition Costs
On February 8, 2016, the Company announced the resignation of two executive officers, namely its Chief Executive Officer, and its Executive Vice President - Chief Strategy Officer & Interim General Counsel. In addition, on March 23, 2016, the Company also announced additional actions taken to reduce corporate overhead and other operating costs. In conjunction with these executive changes as well as other executive and management terminations made during the first half of fiscal 2016, the Company recorded charges to income totaling $242,000 and $3,843,000 for the three and six-months ended July 30, 2016, respectively, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transition.
On March 26, 2015, the Company announced the termination and departure of three executive officers, namely its Chief Financial Officer, its Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, the Company also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first half of fiscal 2015, the Company recorded charges to income of $205,000 and $2,795,000 for the three and six-months ended August 1, 2015, respectively, which related primarily to severance payments to be made as a result of the executive officer resignations, management terminations and other direct costs associated with the Company's 2015 executive and management transition.

(15) Subsequent Event
On August 18, 2016, the Company announced that Bob Rosenblatt, was appointed permanent Chief Executive Officer, effective immediately and entered into an executive employment agreement with Mr. Rosenblatt. Among other things, the employment agreement provides for a two-year initial term, followed by automatic one-year renewals, an initial base salary of $750,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company's executive relocation program. In conjunction with the employment agreement, the Company granted Mr. Rosenblatt an award of restricted stock units, performance restricted stock units and incentive stock options under the Company's 2011 Omnibus Incentive Plan with an aggregate fair value of $1.8 million. The chief executive officer’s employment agreement also provides for severance in the event of employment termination of 1.5 times the sum of his (i) base salary plus (ii) 1 times his target bonus. In the event of a change of control, as defined in the agreement, the multiplier shall be 2 times and 2 times his target bonus.

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
Overview
Our Company
We are a digital commerce company that offers a mix of proprietary, exclusive and name brands directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. We operate a 24-hour television shopping network, EVINE, which is distributed primarily on cable and satellite systems, through which we offer proprietary, exclusive and name brand merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
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
Products and Customers
Products sold on our media channel platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in the first half of fiscal 2016. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the three month and six month periods indicated by product category group.

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Merchandise Category
Jewelry & Watches	41%	42%	42%	44%
Home & Consumer Electronics	21%	22%	22%	24%
Beauty	16%	15%	16%	14%
Fashion & Accessories	22%	21%	20%	18%
Total	100%	100%	100%	100%
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
Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary, exclusive and name brand merchandise using online, mobile, social media and our commerce infrastructure, which includes television access to approximately 87 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they are in the mood to shop.
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
Summary Results for the Second Quarter and First Half of Fiscal 2016
Consolidated net sales for our fiscal 2016 second quarter were approximately $157.1 million compared to $161.1 million for our fiscal 2015 second quarter, which represents a 2% decrease. We reported an operating loss of approximately $174,000 and a net loss of approximately $2.0 million for our fiscal 2016 second quarter. The operating and net loss for the fiscal 2016 second quarter included charges relating to executive and management transition costs totaling $242,000 and distribution facility consolidation and technology upgrade costs totaling $300,000. We had an operating loss of $2.2 million and a net loss of $3.0 million for our fiscal 2015 second quarter. The operating and net loss for the fiscal 2015 second quarter included charges relating to executive and management transition costs totaling $205,000 and distribution facility consolidation and technology upgrade costs totaling $972,000.
Consolidated net sales for the first six months of fiscal 2016 were approximately $324.1 million compared to $319.5 million for the first six months of fiscal 2015, which represents a 1% increase. We reported an operating loss of approximately $3.7 million and a net loss of $6.9 million for the first six months of fiscal 2016. The operating and net loss for the first six months of fiscal 2016 included charges relating to executive and management transition costs totaling $3.8 million and distribution facility consolidation and technology upgrade costs totaling $380,000. We had an operating loss of $6.1 million and a net loss of $7.8 million for the first six months of fiscal 2015. The operating and net loss for the first six months of fiscal 2015 included charges relating to executive and management transition costs totaling $2.8 million and distribution facility consolidation and technology upgrade costs totaling $972,000.
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

Executive and Management Transition Costs
On February 8, 2016, we announced the termination and departure of two executive officers, namely our Chief Executive Officer, and our Executive Vice President - Chief Strategy Officer & Interim General Counsel. In addition, on March 23, 2016, we also announced additional actions taken to reduce overhead and other operating costs. In conjunction with these executive changes as well as other executive and management terminations made during the first half of fiscal 2016, we recorded charges to income totaling $242,000 and $3.8 million for the three and six-months ended July 30, 2016, respectively, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our 2016 executive and management transition.
On March 26, 2015, we announced the termination and departure of three executive officers, namely our Chief Financial Officer, our Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, we also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first half of fiscal 2015, we recorded charges to income of $205,000 and $2.8 million for the three and six-months ended August 1, 2015, respectively, which related primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our 2015 executive and management transition.
Distribution Facility Expansion, Consolidation and Technology Upgrade Costs
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we finished the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management system were phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, we incurred approximately $300,000 and $380,000 in incremental expenses during the three and six month periods ended July 30, 2016, relating primarily to increased labor and training costs associated with our warehouse management system migration.
For the three and six month periods ending August 1, 2015, we incurred approximately $972,000, primarily related to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	38.1%	36.5%	37.4%	36.4%
Operating expenses:
Distribution and selling	32.8%	31.9%	32.4%	32.0%
General and administrative	3.7%	4.0%	3.6%	3.8%
Depreciation and amortization	1.3%	1.3%	1.3%	1.3%
Executive and management transition costs	0.2%	0.1%	1.2%	0.9%
Distribution facility consolidation and technology upgrade costs	0.2%	0.6%	0.1%	0.3%
	38.2%	37.9%	38.6%	38.3%
Operating loss	(0.1)%	(1.4)%	(1.2)%	(1.9)%

Key Performance Metrics

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	July 30, 2016	August 1, 2015	Change	July 30, 2016	August 1, 2015	Change
Program Distribution
Total homes (average 000's)	87,417	88,334	(1)%	87,589	88,307	(1)%
Merchandise Metrics
Gross margin %	38.1%	36.5%	160 bps	37.4%	36.4%	100 bps
Net shipped units (000's)	2,461	2,434	1%	4,878	4,664	5%
Average selling price	$57	$60	(5)%	$59	$62	(5)%
Return rate	19.8%	21.4%	(160) bps	19.4%	20.9%	(150) bps
Online net sales % (a)	47.9%	45.9%	200 bps	48.4%	45.6%	280 bps
Total Customers - 12 Month Rolling (000's)	1,447	1,439	0.6%	N/A	N/A
(a) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, decreased 1% in the second quarter of fiscal 2016 over the comparable prior year quarter, resulting in a 917,000 decrease in average homes reached during that same period. Average homes reached decreased 1% on a fiscal 2016 year-to-date basis resulting in a 718,000 decrease in average homes reached during the comparable period of fiscal 2015. The decreases were primarily driven by fluctuations in the multi video distribution industry. We believe that our distribution strategy of pursuing additional channels in productive homes we are already in is a more balanced approach compared to our historical focus on just securing new untested homes. We continue to increase the number of channels on existing distribution platforms, alternative distribution methods and part-time carriage in strategic markets. This multi-platform distribution approach, complimented by our strong mobile and online efforts, will ensure that EVINE is available wherever and whenever our customers choose to shop.
In addition, we have made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We believe that having an HD feed of our service allows us to attract new viewers and customers.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, and is also available on all mobile channels and on various video applications, such as Roku and Apple TV, which are not included in the foregoing data on homes reached.
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
As of July 30, 2016, we believe the direct ownership of NBCU (which is indirectly owned by Comcast) in the Company consisted of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2016 second quarter increased 1% from the prior year comparable quarter to approximately 2.5 million from 2.4 million. For the six months ended July 30, 2016, net shipped units increased 5% from the prior year's comparable period to 4.9 million from 4.7 million. We believe the increase in net shipped units during the second quarter and first six months of fiscal 2016 reflects the continued broadening of our merchandising assortment, driven by strong performance in our fashion & accessories and beauty product categories. Net shipped units also increased during fiscal 2016 due to a decline in our average selling price (as discussed below).
Average Selling Price
The average selling price ("ASP") per net unit was $57 in the fiscal 2016 second quarter, a 5% decrease from the prior year quarter. For the six months ended July 30, 2016, the ASP was $59, a 5% decrease from the prior year's comparable period. The decrease in the ASP was primarily driven by strong sales growth within our fashion & accessories and beauty product categories, which typically have lower average selling prices. These ASP decreases contributed to our increase in net shipped units by 1% and 5% for the three and six months ended July 30, 2016, respectively. Decreasing our ASP has been a key component in our customer acquisition efforts. We are, however, planning to adjust our merchandising mix to achieve a more ideal balance between ASP and gross margin productivity.
Return Rates
For the three months ended July 30, 2016, our return rate was 19.8% compared to 21.4% for the comparable prior year quarter, a 160 basis point decrease. For the six months ended July 30, 2016, our return rate was 19.4% compared to 20.9% for the prior year comparable period, a 150 basis point decrease. The decrease in the return rates were driven primarily by rate decreases across all our merchandise categories. We believe that the decreases in the category return rates were driven by the decreases in ASP as described above, improved quality of merchandise and improvements in the execution of our returns policy.

We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months increased 0.6% over prior year to approximately 1.4 million. We believe the recent increase in total customers is primarily due to continued broadening of our product assortment at lower price points, strong growth in our beauty and fashion & accessories product categories, as well as increases achieved in our customer retention.
Net Sales
Consolidated net sales for the fiscal 2016 second quarter were approximately $157.1 million as compared with $161.1 million for the comparable prior year quarter, a 2% decrease. Consolidated net sales for the first six months ended July 30, 2016 were approximately $324.1 million as compared with $319.5 million for the comparable prior year period, a 1% increase. The decrease in quarterly consolidated net sales was driven primarily by decreases in our home & consumer electronics and jewelry & watches categories as we continue to shift our airtime and product mix from home & consumer electronics to beauty and fashion & accessories, partially offset by growth in our fashion & accessories and beauty product categories. In addition, we also experienced an increase in shipping and handling revenue in the second quarter of fiscal 2016 compared to fiscal 2015 as a result of more disciplined shipping promotions during the quarter. The increase in year-to-date consolidated net sales was driven primarily by strong growth in our fashion & accessories and beauty product categories, offset by decreases in our home & consumer electronics and jewelry & watches categories as we continue to shift our airtime and product mix from home & consumer electronics to beauty and fashion & accessories. In addition, we also experienced an increase in shipping and handling revenue in the first six months of fiscal 2016 compared to fiscal 2015 as a result of more disciplined shipping promotions during the first half of fiscal 2016. Our online sales penetration, that is, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 47.9% and 48.4% compared to 45.9% and 45.6%, respectively, for the second quarter and first six months of fiscal 2016 compared to fiscal 2015. Overall, we continue to deliver strong online sales penetration. We believe the increase in penetration during the period was driven by our recent digital marketing initiatives and the strong performance of online promotions. Our mobile penetration increased to 45.2% and 45.4% of total online orders in the second quarter and first six months of fiscal 2016, versus 42.4% and 41.7% of total online orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2016 second quarter and fiscal 2015 second quarter was approximately $59.8 million and $58.9 million, respectively, an increase of $1.0 million, or 2%. Gross profit for the first six months ended July 30, 2016 was approximately $121.3 million, an increase of $5.1 million or 4.4%, from $116.2 million for the comparable prior year period, respectively, an increase of $1.0 million, or 2%. The increase in gross profits experienced during the second quarter and first six months of fiscal 2016 was primarily driven by higher gross margin percentages experienced. Gross margin percentages for the second quarters and first six months of fiscal 2016 and fiscal 2015 were 38.1% and 37.4%, compared to 36.5% and 36.4%, respectively, a 160 and 100 basis point increase, respectively. The increase in gross margin percentages reflects increased margins due to a shift in product mix into fashion & accessories, and beauty, which have higher margin percentages. Gross margin percentages have also increased as a result of higher shipping and handling margins achieved during the second quarter and first six months of fiscal 2016 as a result of more disciplined shipping promotions.
Operating Expenses
Total operating expenses for the fiscal 2016 second quarter were approximately $60.0 million compared to $61.0 million for the comparable prior year period, a decrease of 2%. Total operating expenses for the six months ended July 30, 2016 were approximately $125.0 million compared to $122.3 million for the comparable prior year period, an increase of 2%. Total operating expenses as a percentage of net sales were 38.2% and 38.6%, compared to 37.9% and 38.3%, during the second quarters and first six months of fiscal 2016 and fiscal 2015, respectively. Total operating expenses for the second quarter includes executive and management transition costs of $242,000 and distribution facility consolidation and technology upgrade costs of $300,000, while total operating expenses for the second quarter of fiscal 2015 includes executive and management transition costs of $205,000 and distribution facility consolidation and technology upgrade costs of $972,000. Total operating expenses for the six months ended July 30, 2016 includes executive and management transition costs of $3.8 million and distribution facility consolidation and technology upgrade costs of $380,000, while total operating expenses for the first six months ended August 1, 2015 includes executive and management transition costs of $2.8 million and distribution facility consolidation and technology upgrade costs of $972,000. Excluding executive and management transition costs and distribution facility consolidation and technology upgrade costs, total operating expenses as a percentage of net sales for the second quarters and first six months of fiscal 2016 and fiscal 2015 were 37.8% and 37.3%, compared to 37.2% and 37.1%.

Distribution and selling expense increased $248,000, or 0.5%, to $51.6 million, or 32.8% of net sales during the fiscal 2016 second quarter compared to $51.4 million, or 31.9% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter due in part to increased program distribution expense of $445,000 relating to the launch of EVINE Too and broadened HD carriage. The increase over the prior year quarter was also due to increased accrued incentive compensation of $712,000, partially offset by decreased salaries and benefits of $551,000, decrease in variable costs of $265,000 and decreased share-based compensation expense of $149,000. The decrease in variable costs was primarily driven by decreased customer services telecommunications service expense of $934,000, decreased Bowling Green rent expense of $85,000, partially offset by increased variable fulfillment and customer service salaries and wages of $782,000. Total variable expenses during the second quarter of fiscal 2016 were approximately 9.6% of total net sales versus 9.5% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the first quarter of fiscal 2016 was primarily due to an 1% increase in net shipped units compared with a 2% decrease in consolidated net sales and the decline in our average selling price during the quarter.
Distribution and selling expense increased $2.9 million, or 3%, to $105.0 million, or 32.4% of net sales during the six months ended July 30, 2016 compared to $102.2 million, or 32.0% of net sales for the comparable prior year period. Distribution and selling expense increased during the first six months due in part to increased program distribution expense of $1.1 million relating to the launch of EVINE Too and broadened HD carriage. The increase over the prior year period was also due to an increase in variable costs of $1.0 million, increased accrued incentive compensation of $1.7 million and increased online selling and search fees of $449,000, partially offset by decreased salaries and benefits of $912,000, decreased share-based compensation expense of $245,000 and decreased rebranding expense of $260,000. The increase in variable costs was primarily driven by increased variable fulfillment and customer service salaries and wages of $1.5 million and increased variable credit card processing fees and credit expenses of $708,000, partially offset by decreased customer services telecommunications service expense of $1.0 million and decreased Bowling Green rent expense of $247,000. Total variable expenses during the first six months of fiscal 2016 were approximately 9.8% of total net sales versus 9.6% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the first six months of fiscal 2016 was primarily due to an 5% increase in net shipped units compared with a 1% increase in consolidated net sales and the decline in our average selling price during the first six months.
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
General and administrative expense for the fiscal 2016 second quarter decreased $513,000, or 8% to approximately $5.9 million or 3.7% of net sales, compared to $6.4 million or 4.0% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the second quarter primarily driven by a decrease in costs incurred for the implementation of our Shareholder Rights Plan of $364,000 and decreased share-based compensation expense of $221,000. For the six months ended July 30, 2016, general and administrative expense decreased $456,000, or 4% to approximately $11.6 million or 3.6% of net sales, compared to $12.1 million or 3.8% of net sales for the comparable prior year fiscal period. For the six months ended July 30, 2016, general and administrative expense decreased primarily as a result of decreased share-based compensation expense of $496,000, a decrease in costs incurred for the implementation of our Shareholder Rights Plan of $364,000 and decreased rebranding expense of $115,000, partially offset by an increase in salary and accrued incentive compensation of $593,000.
Depreciation and amortization expense for the fiscal 2016 second quarter was approximately $2.0 million compared to $2.1 million for the comparable prior year period, representing a decrease of $130,000 or 6%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended July 30, 2016 and August 1, 2015 was 1.3%. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $136,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense related to the trademark and brand name intangible asset, "EVINE Live", of $6,000. Depreciation and amortization expense for the six months ended July 30, 2016 was approximately $4.1 million compared to $4.2 million for the comparable prior year period, representing a decrease of $154,000 or 4%. Depreciation and amortization expense as a percentage of net sales for the six month periods ended July 30, 2016 and August 1, 2015 was 1.3%. The marginal decrease in the year to date depreciation and amortization expense was primarily due to decreased depreciation expense of $173,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense related to the trademark and brand name intangible asset, "EVINE Live", of $18,000.
Operating Loss
For the fiscal 2016 second quarter, we reported an operating loss of approximately $174,000 compared to an operating loss of $2.2 million for the fiscal 2015 second quarter, an operating loss reduction of $2.0 million. For the six months ended July 30, 2016 we reported an operating loss of $3.7 million compared to an operating loss of $6.1 million for the comparable prior year period, representing a decrease of $2.4 million. For the second quarter and first six months of fiscal 2016, our operating loss improved primarily as a result of increased gross profit and decreases in general and administrative, depreciation and amortization and distribution facility consolidation and technology upgrade costs, partially offset by increases in distribution and selling and executive and management transition costs (as noted above).
Net Loss
For the fiscal 2016 second quarter, we reported a net loss of approximately $2.0 million or $0.03 per share on 57,258,672 weighted average basic common shares outstanding compared with a net loss of $3.0 million or $0.05 per share on 57,092,654 weighted average basic common shares outstanding in the fiscal 2015 second quarter. For the first six months of fiscal 2016, we reported a net loss of approximately $6.9 million or $0.12 per share on 57,219,914 weighted average basic common shares outstanding compared with a net loss of $7.8 million or $0.14 per share on 56,866,711 weighted average basic common shares outstanding in the first six months of fiscal 2015. Net loss for the second quarter of fiscal 2016 includes executive and management transition costs of $242,000, distribution facility consolidation and technology upgrade costs of $300,000, and interest expense of $1.6 million. Net loss for the second quarter of fiscal 2015 includes distribution facility consolidation and technology upgrade costs of $972,000, executive and management transition costs of $205,000 and interest expense of $669,000.
Net loss for the first six months of fiscal 2016 includes executive and management transition costs of $3.8 million, distribution facility consolidation and technology upgrade costs of $380,000, and interest expense of $2.8 million, offset by interest income totaling $4,000 earned on our cash. Net loss for the first six months of fiscal 2015 includes executive and management transition costs of $2.8 million, distribution facility consolidation and technology upgrade costs of $972,000 and interest expense of $1.3 million, partially offset by interest income totaling $4,000 earned on our cash.
For the second quarter and first six months of fiscal 2016, net loss reflects an income tax provision of $205,000 and $410,000, respectively. The fiscal 2016 second quarter and first half tax provision included a non-cash expense charge of approximately $198,000 and $395,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $394,000 over the remainder of fiscal 2016.
For the second quarter and first six months of fiscal 2015, net loss reflects an income tax provision of $205,000 and $410,000, respectively, which included a non-cash expense charge of $197,000 and $394,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset as discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2016 second quarter was $3.8 million compared with Adjusted EBITDA of $2.5 million for the fiscal 2015 second quarter. For the six-months ended July 30, 2016, Adjusted EBITDA was $7.3 million compared with Adjusted EBITDA of $4.1 million for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Adjusted EBITDA (a)	$3,836	$2,532	$7,261	$4,111
Less:
Executive and management transition costs	(242)	(205)	(3,843)	(2,795)
Distribution facility consolidation and technology upgrade costs	(300)	(972)	(380)	(972)
Shareholder Rights Plan costs	—	(364)	—	(364)
Non-cash share-based compensation expense	(398)	(768)	(635)	(1,376)
EBITDA (as defined)	$2,896	$223	$2,403	$(1,396)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	$2,896	$223	$2,403	$(1,396)
Adjustments:
Depreciation and amortization	(3,070)	(2,399)	(6,111)	(4,707)
Interest income	2	2	4	4
Interest expense	(1,606)	(669)	(2,811)	(1,267)
Income taxes	(205)	(205)	(410)	(410)
Net loss	$(1,983)	$(3,048)	$(6,925)	$(7,776)
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), executive and management transition costs, distribution facility consolidation and technology upgrade costs, Shareholder Rights Plan costs and non-cash share-based compensation expense.
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
Recently Issued Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
As of July 30, 2016, we had cash of $39.6 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility and GACP Credit Agreement, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As our unused line availability is greater than $10 million at July 30, 2016, no additional cash is required to be restricted. As of January 30, 2016, we had cash of $11.9 million and had restricted cash and investments of $450,000. For the first six months of fiscal 2016, working capital increased $9.8 million to $93.5 million. Our current ratio (our total current assets over total current liabilities) was 1.9 at July 30, 2016 and 1.7 at January 30, 2016.
Sources of Liquidity
Our principal source of liquidity is our available cash of $39.6 million as of July 30, 2016, which was held in bank depository accounts primarily for the preservation of cash liquidity.
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
As of July 30, 2016, the Company had borrowings of $59.9 million under its revolving line of credit. As of July 30, 2016, the term loan under the PNC Credit Facility had $11.7 million outstanding and was used to fund our expansion initiative of which $2.1 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of July 30, 2016 was approximately $11.1 million, and provides liquidity for working capital and general corporate purposes. In addition, as of July 30, 2016, our unrestricted cash plus facility availability was $50.7 million and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we completed the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management system were phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
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
For the six months ended July 30, 2016, net cash provided by operating activities totaled approximately $17.5 million compared to net cash used for operating activities of approximately $562,000 for the comparable fiscal 2015 period. Net cash provided by (used for) operating activities for the fiscal 2016 and 2015 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash provided by operating activities for the six months ended July 30, 2016 reflects a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories decreased as a result of disciplined management of overall working capital components commensurate with sales. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2016 primarily driven by a decrease in accrued inventory due to lower inventory levels and the timing of payments to vendors, partially offset by an increase in accrued cable distribution fees and accrued incentive compensation.
Net cash used for investing activities totaled approximately $3.9 million for the first six months of fiscal 2016 compared to net cash used for investing activities of $13.6 million for the comparable fiscal 2015 period. For the six months ended July 30, 2016 and August 1, 2015, expenditures for property and equipment were approximately $3.9 million and $13.6 million, respectively. The decrease in the capital expenditures from fiscal 2015 to fiscal 2016 primarily relates to expenditures totaling $6.4 million made during the first half of fiscal 2015 in connection with our distribution facility expansion. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled approximately $14.2 million for the six months ended July 30, 2016 and related primarily to proceeds from the GACP term loan of $17.0 million, partially offset by payments for deferred financing costs of $1.4 million, principal payments on the term loans of $1.4 million and capital lease payments of $27,000. Net cash provided by financing activities totaled $8.4 million for the six months ended August 1, 2015 and related primarily to proceeds from the revolving loan under the PNC Credit Facility of $4.3 million, proceeds from the term loan under the PNC Credit Facility of $2.8 million and proceeds from the exercise of stock options of $2.5 million, partially offset by payments on the term loan of $1.0 million, payments for deferred financing costs of $186,000 and capital lease payments of $27,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 30, 2016, by the Company or on behalf of the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2016 through May 28, 2016	803	$1.54	—	$—
May 29, 2016 through July 2, 2016	—	N/A	—	$—
July 3, 2016 through July 30, 2016	—	N/A	—	$—
Total	803	$1.54	—	$—
(1) The purchases in this column include 803 shares that were repurchased by the Company to satisfy tax withholding obligations related to the vesting of restricted stock.

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

EVINE Live Inc.
August 26, 2016	/s/ ROBERT ROSENBLATT
Robert Rosenblatt
Chief Executive Officer (Principal Executive Officer)

August 26, 2016	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1	Executives' Severance Benefit Plan	Incorporated by reference (4)†

10.2	Form of Restricted Stock Award Agreement under 2011 Omnibus Stock Plan	Filed herewith †

10.3	Executive Employment Agreement by and between the Registrant and Robert Rosenblatt dated August 18, 2016	Incorporated by reference (5)†

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

____________________

† Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 27, 2016, File No. 001-37495.

(5)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on August 24, 2016, File No. 001-37495.