Form 10-Q
period 2016-10-29
EVINE Live Inc.
filed 2016-11-30
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	October 29, 2016
Commission File Number 001-37495
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 28, 2016, there were 64,172,475 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
October 29, 2016

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	October 29, 2016	January 30, 2016
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$39,680	$11,897
Restricted cash and investments	450	450
Accounts receivable, net	89,588	114,949
Inventories	81,187	65,840
Prepaid expenses and other	5,257	5,913
Total current assets	216,162	199,049
Property & equipment, net	51,464	52,629
FCC broadcasting license	12,000	12,000
Other assets	1,609	1,819
	$281,235	$265,497
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,504	$77,779
Accrued liabilities	36,367	35,342
Current portion of long term credit facilities	2,993	2,143
Deferred revenue	85	85
Total current liabilities	117,949	115,349
Deferred revenue	100	164
Deferred tax liability	3,326	2,734
Long term credit facilities	83,122	70,271
Total liabilities	204,497	188,518
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 100,000,000 shares authorized; 63,503,159 and 57,170,245 shares issued and outstanding	635	571
Additional paid-in capital	434,061	423,574
Accumulated deficit	(357,958)	(347,166)
Total shareholders' equity	76,738	76,979
	$281,235	$265,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$151,636	$162,258	$475,695	$481,770
Cost of sales	96,205	106,348	298,988	309,699
Gross profit	55,431	55,910	176,707	172,071
Operating expense:
Distribution and selling	49,161	51,038	154,191	153,194
General and administrative	5,690	5,975	17,337	18,078
Depreciation and amortization	1,941	2,131	6,025	6,369
Executive and management transition costs	568	754	4,411	3,549
Distribution facility consolidation and technology upgrade costs	150	294	530	1,266
Total operating expense	57,510	60,192	182,494	182,456
Operating loss	(2,079)	(4,282)	(5,787)	(10,385)
Other income (expense):
Interest income	3	2	7	6
Interest expense	(1,586)	(690)	(4,397)	(1,957)
Total other expense, net	(1,583)	(688)	(4,390)	(1,951)
Loss before income taxes	(3,662)	(4,970)	(10,177)	(12,336)
Income tax provision	(205)	(205)	(615)	(615)
Net loss	$(3,867)	$(5,175)	$(10,792)	$(12,951)
Net loss per common share	$(0.06)	$(0.09)	$(0.19)	$(0.23)
Net loss per common share — assuming dilution	$(0.06)	$(0.09)	$(0.19)	$(0.23)
Weighted average number of common shares outstanding:
Basic	60,513,215	57,125,435	58,317,681	56,952,952
Diluted	60,513,215	57,125,435	58,317,681	56,952,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE-MONTH PERIOD ENDED OCTOBER 29, 2016
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 30, 2016	57,170,245	$571	$423,574	$(347,166)	$76,979
Net loss	—	—	—	(10,792)	(10,792)
Common stock issuances pursuant to equity compensation plans	380,533	4	(17)	—	(13)
Share-based payment compensation	—	—	1,432	—	1,432
Common stock and warrant issuance	5,952,381	60	9,072	—	9,132
BALANCE, October 29, 2016	63,503,159	$635	$434,061	$(357,958)	$76,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine-Month
	Periods Ended
	October 29, 2016	October 31, 2015
OPERATING ACTIVITIES:
Net loss	$(10,792)	$(12,951)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	9,204	7,265
Share-based payment compensation	1,432	2,138
Amortization of deferred revenue	(64)	(64)
Amortization of deferred financing costs	410	215
Deferred income taxes	592	591
Changes in operating assets and liabilities:
Accounts receivable, net	25,361	16,024
Inventories	(15,347)	(13,265)
Prepaid expenses and other	645	(1,450)
Accounts payable and accrued liabilities	826	(7,612)
Net cash provided by (used for) operating activities	12,267	(9,109)
INVESTING ACTIVITIES:
Property and equipment additions	(7,313)	(17,885)
Change in restricted cash and investments	—	1,650
Net cash used for investing activities	(7,313)	(16,235)
FINANCING ACTIVITIES:
Proceeds from issuance of term loans	17,000	2,849
Proceeds for issuance of common stock and warrants	10,000	—
Proceeds from issuance of revolving loans	—	14,300
Proceeds from exercise of stock options	—	2,503
Payments on term loans	(2,102)	(1,540)
Payments for deferred financing costs	(1,432)	(428)
Payments for common stock issuance costs	(585)	—
Payments on capital leases	(39)	(39)
Payments for restricted stock issuance	(13)	—
Net cash provided by financing activities	22,829	17,645
Net increase (decrease) in cash	27,783	(7,699)
BEGINNING CASH	11,897	19,828
ENDING CASH	$39,680	$12,129
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,363	$1,672
Income taxes paid	$51	$33
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$803	$1,827
Deferred financing costs included in accrued liabilities	$15	$—
Common stock issuance costs included in accrued liabilities	$283	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 29, 2016
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 30, 2016 has been derived from the Company's audited financial statements for the fiscal year ended January 30, 2016. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2016. Operating results for the nine-month period ended October 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2015, ended on January 30, 2016, and consisted of 52 weeks. Fiscal 2016 will end on January 28, 2017, and will contain 52 weeks. The quarters ended October 29, 2016 and October 31, 2015 each consisted of 13 weeks.
Recently Adopted Accounting Standard Updates
In April 2015, the Financial Accounting Standards Board issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (Accounting Standards Update ("ASU") No. 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The Company adopted this standard in the first quarter of fiscal 2016, applying it retrospectively. The consolidated balance sheet as of January 30, 2016 reflects the reclassification of debt issuance costs of $266,000 from other assets to long term credit facilities. The amount of debt issuance costs included in long term credit facilities as of October 29, 2016 was $1.5 million. In August 2015, the FASB issued Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30 (ASU No. 2015-15), which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving line of credit arrangement, regardless of whether there are any outstanding borrowings on the revolving line of credit arrangement. As of January 30, 2016, debt issuance costs of $694,000 related to our PNC Credit Agreement, revolving line of credit were included within other assets. We continue to include these costs within other assets, amortizing them over the term of the PNC Credit Agreement.
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
In August 2016, the Financial Accounting Standards Board issued Statement of Cash Flows, Topic 230 (ASU No. 2016-15). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency in practice. The new standard is effective retrospectively for the Company for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

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
As of October 29, 2016 and January 30, 2016 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of October 29, 2016 and January 30, 2016 the Company also had long-term variable rate Credit Facilities, classified as Level 2, with carrying values of $86,115,000 and $72,414,000, respectively. As of October 29, 2016 and January 30, 2016, respectively, $2,993,000 and $2,143,000 was classified as current. The fair value of the variable rate Credit Facilities approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	October 29, 2016		January 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
EVINE trademark	15	$1,103,000	$(141,000)	$1,103,000	$(80,000)
Total finite-lived intangible assets		$1,103,000	$(141,000)	$1,103,000	$(80,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
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
The EVINE trademark asset is included in Other Assets in the accompanying balance sheets. Amortization expense related to the EVINE trademark license was $18,000 for the three-month periods ended October 29, 2016 and October 31, 2015. Amortization expense related to the EVINE trademark license was $61,000 and $43,000 for the nine-month periods ended October 29, 2016 and October 31, 2015, respectively. Estimated amortization expense for fiscal 2016 and each of the subsequent fiscal years is $80,000 and $74,000, respectively.

(5) Credit Agreements
The Company's long-term credit facilities consist of:

	October 29, 2016	January 30, 2016
PNC Credit Facility
PNC revolving loan due May 1, 2020, principal amount	$59,900,000	$59,900,000

PNC term loan due May 1, 2020, principal amount	11,173,000	12,780,000
Less unamortized debt issuance costs	(201,000)	(266,000)
PNC term loan due May 1, 2020, carrying amount	10,972,000	12,514,000

GACP Credit Agreement
GACP term loan due March 9, 2021, principal amount	16,505,000	—
Less unamortized debt issuance costs	(1,262,000)	—
GACP term loan due March 9, 2021, carrying amount	15,243,000	—

Total long-term credit facilities	86,115,000	72,414,000
Less current portion of long-term credit facilities	(2,993,000)	(2,143,000)
Long-term credit facilities, excluding current portion	$83,122,000	$70,271,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through September 7, 2016, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus a margin of between 3% and 4.5% based on the Company's trailing twelve-month reported EBITDA (as defined in the PNC Credit Facility) measured quarterly in fiscal 2016 and semi-annually thereafter as demonstrated in its financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR rate loans based on our annual leverage ratio as demonstrated in its audited financial statements.
As of October 29, 2016, the Company had borrowings of $59.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of October 29, 2016 is approximately $16.2 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky. As of October 29, 2016, there was approximately $11.2 million outstanding under the PNC Credit Facility term loan of which $2.1 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment starting in the fiscal year ended January 30, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before October 8, 2017, 0.5% if terminated on or before October 8, 2018; and no fee if terminated after October 8, 2018. As of October 29, 2016, the imputed effective interest rate on the PNC term loan was 7.3%.
Interest expense recorded under the PNC Credit Facility for the three- and nine-month periods ended October 29, 2016 was $997,000 and $2,864,000, respectively, and $684,000 and $1,945,000 for the three- and nine-month periods ended October 31, 2015, respectively.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability was greater than $10.0 million at October 29, 2016, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $18.0 million. As of October 29, 2016, the Company's unrestricted cash plus facility availability was $55.8 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,181,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.
Great American Capital Partners Credit Agreement
On March 10, 2016, the Company entered into a term loan credit and security agreement (as amended on November 7, 2016, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17.0 million. Proceeds from the GACP Credit Agreement will be used to provide for working capital and general corporate purposes and to help strengthen the Company's total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of the Company's Boston television station FCC license and on a second lien priority basis by the Company's accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The Company has also pledged the stock of certain subsidiaries to secure such obligations on a second lien priority basis.
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. As of October 29, 2016, the imputed effective interest rate on the GACP term loan was 14.0%.
Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 10, 2017; 2.0% if terminated on or before March 10, 2018; 1.0% if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019. Interest expense recorded under the GACP Credit Agreement was $585,000 and $1,519,000 for the three and nine-month periods ended October 29, 2016.
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
Costs incurred to obtain the GACP Credit Agreement totaling $1,475,000 have been deferred and are being expensed as additional interest over the five-year term of the GACP Credit Agreement.

The aggregate maturities of the Company's long-term credit facilities as of October 29, 2016 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	GACP Term Loan	Total
2016	$536,000	$—	$212,000	$748,000
2017	2,321,000	—	921,000	3,242,000
2018	2,143,000	—	850,000	2,993,000
2019	1,964,000	—	780,000	2,744,000
2020	4,209,000	59,900,000	850,000	64,959,000
2021	—	—	12,892,000	12,892,000
	$11,173,000	$59,900,000	$16,505,000	$87,578,000

(6) Shareholders' Equity
Private Placement Securities Purchase Agreements
On September 14, 2016, the Company entered into private placement securities purchase agreements ("Purchase Agreements") with certain accredited investors to which the Company: (a) sold, in the aggregate, 5,952,381 shares of the Company's common stock at a price of $1.68 per share; (b) issued five-year warrants ("Warrants") to purchase 2,976,190 shares of the Company's common stock at an exercise price of $2.90 per share, and (c) issued an option by which certain investors may purchase additional shares of Company's common stock and additional warrants to purchase shares of common stock ("Options").
The Company received gross proceeds of $10.0 million and incurred approximately $868,000 of issuance costs. The Warrants will expire on September 19, 2021 and are not exercisable until March 19, 2017. The term of each option is six months and expire on March 19, 2017, provided, however, that an option may not be exercised for the first 30 days following issuance. Each option may only be exercised once, in whole or in part, and the future potential investment offering will have a price equal to the five-day volume weighted average price per share of the Company's common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities will be issued in the form of common stock, and one-third will be issued in the form of warrants ("Option Warrants"). These Option Warrants will have an exercise price at a 50% premium to the Company's closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by the Company are all exercised, the total shares of common stock issued in connection with this offering cannot be more than approximately 19.99% of the Company's total issued and outstanding shares following such exercises.
The Company allocated the $10 million proceeds of the stock offering to each of the issued freestanding financial instruments based on their fair value at the time of issuance. The Warrants are indexed to the Company's publicly traded stock and were classified as equity. As a result, the portion of the proceeds allocated to the fair value of the Warrants was recorded as an increase to additional paid-in capital. The fair value of the Options was determined to be nominal. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less offering costs, recorded as additional paid in capital in the Company's balance sheet. The Company plans to use the proceeds for general working capital purposes.
As part of the Purchase Agreements, the Company agreed to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the Warrants, Options and Option Warrants. Specifically, the Company agreed to (i) file with the Securities and Exchange Commission a shelf registration statement with respect to the resale of the registrable securities within 30 days after the closing date; (ii) use commercially reasonable efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC); and (iii) keep the shelf registration statement effective until the earlier of the second anniversary of the closing or such time as all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction. The Company has filed a registration statement on Form S-3 to register the common stock sold in the private placement and issuable upon exercise of the Warrants and Options.

On November 10, 2016, two investors exercised their Options. This exercise resulted in our issuance, in the aggregate, of (a) 667,746 shares of our common stock at a price of $1.94 per share, resulting in aggregate proceeds of $1.3 million; and (b) five-year warrants to purchase an additional 333,873 shares of our common stock at an exercise price of $3.00 per share expiring on November 10, 2021.
Stock-Based Compensation - Stock Option Awards
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the third quarters of fiscal 2016 and fiscal 2015 related to stock option awards was $119,000 and $317,000, respectively. Stock-based compensation expense for the first nine months of fiscal 2016 and fiscal 2015 related to stock option awards was $374,000 and $904,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of October 29, 2016, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 9,500,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. No further awards may be made under the 2001 Omnibus Plan, but any award granted under the 2001 Omnibus Plan and outstanding on June 21, 2011 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2016			Fiscal 2015
Expected volatility:	82%	-	84%	75%	-	82%
Expected term (in years):	6 years			6 years
Risk-free interest rate:	1.4%	-	1.7%	1.7%	-	1.9%

A summary of the status of the Company’s stock option activity as of October 29, 2016 and changes during the nine months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, January 30, 2016	1,555,000	$4.30	670,000	$6.18	399,000	$7.78
Granted	1,718,000	$1.33	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(788,000)	$4.27	(368,000)	$6.81	(302,000)	$7.29
Balance outstanding, October 29, 2016	2,485,000	$2.25	302,000	$5.41	97,000	$9.31
Options exercisable at October 29, 2016	667,000	$3.57	293,000	$5.43	97,000	$9.31
The following table summarizes information regarding stock options outstanding at October 29, 2016:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,485,000	$2.25	8.7	$1,421,000	2,323,000	$2.31	8.6	$1,287,000
2004 Incentive:	302,000	$5.41	3.5	$7,300	302,000	$5.41	3.5	$7,300
2001 Incentive:	97,000	$9.31	0.9	$—	97,000	$9.31	0.9	$—
The weighted average grant-date fair value of options granted in the first nine-months of fiscal 2016 and fiscal 2015 was $0.94 and $3.95, respectively. The total intrinsic value of options exercised during the first nine-months of fiscal 2016 and fiscal 2015 was $0 and $1,441,000, respectively. As of October 29, 2016, total unrecognized compensation cost related to stock options was $1,215,000 and is expected to be recognized over a weighted average expected life of approximately 2.4 years.
Stock-Based Compensation - Restricted Stock Awards
Compensation expense recorded for the third quarter of fiscal 2016 and fiscal 2015 relating to restricted stock grants was $678,000 and $445,000, respectively. Compensation expense recorded for the first nine months of fiscal 2016 and fiscal 2015 relating to restricted stock grants was $1,058,000 and $1,234,000, respectively. As of October 29, 2016, there was $1,899,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.8 years. The total fair value of restricted stock vested during the first nine months of fiscal 2016 and fiscal 2015 was $653,000 and $249,000, respectively.
During the third quarter of fiscal 2016, Bob Rosenblatt was appointed as permanent Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted, to Mr. Rosenblatt, 231,799 shares of market-based restricted stock performance units as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. The total grant date fair value was estimated to be $422,000, or $1.82 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.76%, a weighted average expected life of three years and an implied volatility of 77%. The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%

On August 18, 2016 the Company granted an additional 625,000 shares of restricted stock in conjunction with Mr. Rosenblatt's employment agreement. The restricted stock award will vest in three tranches. Tranche 1 (one-third of the shares subject to the award) vested on the date of grant. Tranche 2 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $4.00 per share and the executive has been continuously employed at least one year. Tranche 3 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $6.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before the tenth anniversary of the grant date. The total grant date fair value was estimated to be $958,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 1.5%, a weighted average expected life of 1.2 years and an implied volatility of 86% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 (immediate)	$1.60	0 Years
Tranche 2 ($4.00/share)	$1.52	1.46 Years
Tranche 3 ($6.00/share)	$1.48	2.22 Years
During the third quarter of fiscal 2016, the Company also granted a total of 34,563 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning in August 2017. The aggregate market value of the restricted stock at the date of the award was $57,000 and is being amortized as compensation expense over the three-year vesting period. During the third quarter of fiscal 2016, the Company also granted a total of 28,119 shares of restricted stock to a board member as part of the Company's annual director compensation program. This restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $51,000 and is being amortized as director compensation expense over the vesting period.
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
During the first quarter of fiscal 2016, the Company also granted a total of 179,156 shares of market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's TSR relative to a group of industry peers over a three-year performance measurement period. The total grant date fair value was estimated to be $223,571, or $0.98 - $1.72 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.9% - 1.0%, a weighted average expected life of three years and an implied volatility of 71% - 73%. The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

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
During the first quarter of fiscal 2015, the Company also granted a total of 106,963 shares of market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's TSR relative to a group of industry peers over a three-year performance measurement period. The total grant date fair value was estimated to be $776,865, or $7.26 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.9%, a weighted average expected life of three years and an implied volatility of 54% - 55%. The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
A summary of the status of the Company’s non-vested restricted stock activity as of October 29, 2016 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 30, 2016	861,000	$4.46
Granted	1,516,000	$1.50
Vested	(391,000)	$2.43
Forfeited	(335,000)	$5.00
Non-vested outstanding, October 29, 2016	1,651,000	$2.11

(7) Net Loss Per Common Share
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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net loss (a)	$(3,867,000)	$(5,175,000)	$(10,792,000)	$(12,951,000)
Weighted average number of shares of common stock outstanding — Basic	60,513,215	57,125,435	58,317,681	56,952,952
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	60,513,215	57,125,435	58,317,681	56,952,952
Net loss per common share	$(0.06)	$(0.09)	$(0.19)	$(0.23)
Net loss per common share — assuming dilution	$(0.06)	$(0.09)	$(0.19)	$(0.23)
(a) The net loss for the three and nine-month periods ended October 29, 2016 includes costs related to executive and management transition of $568,000 and $4,411,000, respectively, and distribution facility consolidation and technology upgrade costs totaling $150,000 and $530,000, respectively. The net loss for the three and nine-month periods ended October 31, 2015 includes costs related to executive and management transition of $754,000 and $3,549,000, respectively, and distribution facility consolidation and technology upgrade costs totaling $294,000 and $1,266,000, respectively.
(b) For the three and nine-month periods ended October 29, 2016, approximately 796,000 and 58,000, respectively, incremental in-the-money potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the three and nine-month periods ended October 31, 2015, approximately -0- and 71,000, respectively, incremental in-the-money potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(8) Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its digital commerce television, online website evine.com and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then place their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company. Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Jewelry & Watches	$57,138	$53,601	$179,284	$181,454
Home & Consumer Electronics	34,083	49,850	98,647	118,642
Beauty	18,718	19,512	65,082	61,677
Fashion & Accessories	26,335	26,332	84,854	80,374
All other (primarily shipping & handling revenue)	15,362	12,963	47,828	39,623
Total	$151,636	$162,258	$475,695	$481,770

(9) Income Taxes
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
For both the third quarters of fiscal 2016 and fiscal 2015, the income tax provision included a non-cash tax charge of approximately $197,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. For the first nine-months of fiscal 2016 and fiscal 2015, the income tax provision included a non-cash charge of approximately $592,000 and $591,000, respectively. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $197,000 of additional non-cash income tax expense over the remainder of fiscal 2016.
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

(10) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on the Company’s operations or consolidated financial statements.

(11) Related Party Transactions
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016 the Company was a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC (“NBCU”), which provided for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation (“Comcast”). The Company believes that as of October 29, 2016, the direct equity ownership of NBCU in the Company consists of 7,141,849 shares of common stock, or approximately 11.2% of the Company’s current outstanding common stock. The Company has a significant cable distribution agreement with Comcast and believe that the terms of the agreement are comparable to those with other cable system operators. During the third quarter of fiscal 2016, the Company received a $500,000 cash payment from a wholly owned subsidiary of NBCUniversal for the right to use a specified channel in the Boston, Massachusetts' designated market area.
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

GE/NBCU Shareholder Agreement
The GE/NBCU Shareholder Agreement that was terminated April 29, 2016 provided that GE Equity was entitled to designate nominees for three members of our Board of Directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) was at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares) (the “50% Ownership Condition”), and two members of our Board of Directors so long as their aggregate beneficial ownership was at least 10% of the shares of “adjusted outstanding common stock,” as defined in the GE/NBCU Shareholder Agreement (the “10% Ownership Condition”). In addition, the GE/NBCU Shareholder Agreement provided that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our Board of Directors. Neither GE Equity nor NBCU currently has, or during fiscal 2016 had, any designees serving on our Board of Directors or committees.
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
Unless NBCU beneficially owns less than 5% or more than 90% of the adjusted outstanding shares of common stock, NBCU may not sell, transfer or otherwise dispose of any securities of the Company subject to limited exceptions for (i) transfers to affiliates, (ii) third party tender offers, (iii) mergers, consolidations and reorganizations and (iv) transfers pursuant to underwritten public offerings or transfers exempt from registration under the Securities Act (provided, in the case of (iv), such transfers do not result in the transferee acquiring beneficial ownership in excess of 20%).

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

Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, is a member of Newgistics Board of Directors. The Company made payments to Newgistics totaling approximately $1,255,000 and $3,789,000 during the three and nine-month periods ended October 29, 2016, respectively and payments totaling approximately $1,152,000 and $3,563,000 during the three and nine-month periods ended October 31, 2015, respectively.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments to this supplier totaling approximately $412,000 and $1,635,000 during the three and nine-month periods ended October 29, 2016, respectively and payments totaling approximately $2,129,000 and $2,892,000 during the three and nine-month periods ended October 31, 2015, respectively.

(12) Distribution Facility Expansion, Consolidation & Technology Upgrade
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
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred approximately $150,000 and $530,000 in incremental expenses during the three and nine month periods ended October 29, 2016, respectively, relating primarily to increased labor and training costs associated with the Company’s warehouse management system migration.
For the three and nine month periods ending October 31, 2015, we incurred approximately $294,000 and $1,266,000, respectively, primarily related to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of the Company’s expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

(13) Executive and Management Transition Costs
On February 8, 2016, the Company announced the resignation of two executive officers, namely its Chief Executive Officer, and its Executive Vice President - Chief Strategy Officer & Interim General Counsel. In addition, on March 23, 2016, the Company also announced additional actions taken to reduce corporate overhead and other operating costs. On August 18, 2016, the Company announced that Bob Rosenblatt, was appointed permanent Chief Executive Officer, effective immediately and entered into an executive employment agreement with Mr. Rosenblatt. Among other things, the employment agreement provides for a two-year initial term, followed by automatic one-year renewals, an initial base salary of $750,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company's executive relocation program. In conjunction with the employment agreement, the Company granted Mr. Rosenblatt an award of restricted stock units, performance restricted stock units and incentive stock options under the Company's 2011 Omnibus Incentive Plan with an aggregate fair value of $1.8 million. The chief executive officer’s employment agreement also provides for severance in the event of employment termination of (i) 1.5 times the amount of his base salary, plus (ii) one times his target bonus. In the event of a change of control, as defined in the agreement, the severance shall be two times his base salary and two times his target bonus.
In conjunction with these executive changes as well as other executive and management terminations made during the first nine months of fiscal 2016, the Company recorded charges to income totaling $568,000 and $4,411,000 for the three and nine-months ended October 29, 2016, respectively, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transition.
On March 26, 2015, the Company announced the termination and departure of three executive officers, namely its Chief Financial Officer, its Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, the Company also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first nine months of fiscal 2015, the Company recorded charges to income of $754,000 and $3,549,000 for the three and nine-months ended October 31, 2015, respectively, which related primarily to severance payments to be made as a result of the executive officer resignations, management terminations and other direct costs associated with the Company's 2015 executive and management transition.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private

Securities Litigation Reform Act of 1995. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, hope, should, plan, will or similar expressions. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. These statements are based on management's current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a digital commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; including without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customers viewing habits of television programming; and the risks identified under "Risk Factors" in our recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
Products and Customers
Products sold on our media channel platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in the first nine months of fiscal 2016. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of our digital commerce net sales for the three month and nine month periods indicated by product category group.

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Merchandise Category
Jewelry & Watches	42%	36%	42%	41%
Home & Consumer Electronics	25%	33%	23%	27%
Beauty	14%	13%	15%	14%
Fashion & Accessories	19%	18%	20%	18%
Total	100%	100%	100%	100%
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
Company Strategy
As a digital commerce company, our strategy includes offering exciting proprietary, exclusive and name brand merchandise using online, mobile, social media and our commerce infrastructure, which includes television access to approximately 86 million cable and satellite homes in the United States. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they are in the mood to shop.
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
In addition to offering our customers a more diverse assortment of proprietary, exclusive and name brand merchandise, we are focusing on increasing awareness of the Evine brand while at the same time augmenting our distribution footprint, with the goal of expanding our customer base. Properly executed, we believe these initiatives may provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
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
Our Competition
The digital commerce retail business is highly competitive and we are in direct competition with numerous retailers, including online retailers, many of whom are larger, better financed and have a broader customer base than we do. In our digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
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
Summary Results for the Third Quarter and First Nine Months of Fiscal 2016
Consolidated net sales for our fiscal 2016 third quarter were approximately $151.6 million compared to $162.3 million for our fiscal 2015 third quarter, which represents a 7% decrease. We reported an operating loss of approximately $2.1 million and a net loss of approximately $3.9 million for our fiscal 2016 third quarter. The operating and net loss for the fiscal 2016 third quarter included charges relating to executive and management transition costs totaling $568,000 and distribution facility consolidation and technology upgrade costs totaling $150,000. We had an operating loss of $4.3 million and a net loss of $5.2 million for our fiscal 2015 third quarter. The operating and net loss for the fiscal 2015 third quarter included charges relating to executive and management transition costs totaling $754,000 and distribution facility consolidation and technology upgrade costs totaling $294,000.
Consolidated net sales for the first nine months of fiscal 2016 were approximately $475.7 million compared to $481.8 million for the first nine months of fiscal 2015, which represents a 1% decrease. We reported an operating loss of approximately $5.8 million and a net loss of $10.8 million for the first nine months of fiscal 2016. The operating and net loss for the first nine months of fiscal 2016 included charges relating to executive and management transition costs totaling $4.4 million and distribution facility consolidation and technology upgrade costs totaling $530,000. We had an operating loss of $10.4 million and a net loss of $13.0 million for the first nine months of fiscal 2015. The operating and net loss for the first nine months of fiscal 2015 included charges relating to executive and management transition costs totaling $3.5 million and distribution facility consolidation and technology upgrade costs totaling $1.3 million.
Private Placement Securities Purchase Agreements
On September 14, 2016, we entered into private placement securities purchase agreements with certain accredited investors to which we: (a) sold, in the aggregate, 5,952,381 shares of our common stock at a price of $1.68 per share; (b) issued five-year warrants ("Warrants") to purchase 2,976,190 shares of our common stock at an exercise price of $2.90 per share, and (c) issued an option by which certain investors may purchase additional shares of our common stock and additional warrants to purchase shares of common stock ("Options").
We received gross proceeds of $10.0 million and incurred approximately $868,000 of issuance costs. The Warrants will expire on September 19, 2021 and are not exercisable until March 19, 2017. The term of each option is six months and expire on March 19, 2017, provided, however, that an option may not be exercised for the first 30 days following issuance. Each option may only be exercised once, in whole or in part, and the future potential investment offering will have a price equal to the five-day volume weighted average price per share of our common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities will be issued in the form of common stock, and one-third will be issued in the form of warrants ("Option Warrants"). These Option Warrants will have an exercise price at a 50% premium to our closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by us are all exercised, the total shares of common stock issued in connection with this offering cannot be more than approximately 19.99% of our total issued and outstanding shares following such exercises.
On November 10, 2016, two investors exercised their Options. This exercise resulted in our issuance, in the aggregate, of (a) 667,746 shares of our common stock at a price of $1.94 per share, resulting in aggregate proceeds of $1.3 million; and (b) five-year warrants to purchase an additional 333,873 shares of our common stock at an exercise price of $3.00 per share expiring on November 10, 2021.

GACP Credit Agreement & PNC Credit Facility Amendment
On March 10, 2016, we entered into a five-year term loan credit and security agreement (as amended on November 7, 2016, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the term loan under the GACP Credit Agreement (the "GACP Term Loan") are being used to provide for working capital and for general corporate purposes of the Company. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%. On the same day, we entered into the sixth amendment to the PNC Credit Facility authorizing the Company to enter into the GACP Credit Agreement.
Executive and Management Transition Costs
On February 8, 2016, we announced the resignation and departure of two executive officers, namely our Chief Executive Officer, and our Executive Vice President - Chief Strategy Officer & Interim General Counsel. In addition, on March 23, 2016, we also announced additional actions taken to reduce overhead and other operating costs. On August 18, 2016, we announced that Bob Rosenblatt, was appointed permanent Chief Executive Officer, effective immediately and entered into an executive employment agreement with Mr. Rosenblatt. In conjunction with these executive changes as well as other executive and management terminations made during the first nine months of fiscal 2016, we recorded charges to income totaling $568,000 and $4.4 million for the three and nine-months ended October 29, 2016, respectively, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our 2016 executive and management transition.
On March 26, 2015, we announced the termination and departure of three executive officers, namely our Chief Financial Officer, our Senior Vice President and General Counsel, and President. In addition, during the first quarter of fiscal 2015, we also announced the hiring of a new Chief Financial Officer and a new Chief Merchandising Officer. In conjunction with these executive changes as well as other management terminations made during the first nine months of fiscal 2015, we recorded charges to income of $754,000 and $3.5 million for the three and nine-months ended October 31, 2015, respectively, which related primarily to severance payments to be made as a result of the executive officer resignations and management terminations and other direct costs associated with our 2015 executive and management transition.
Distribution Facility Expansion, Consolidation and Technology Upgrade Costs
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During the first quarter of fiscal 2015 the new building was substantially completed and we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility. Subsequently, during the second quarter of fiscal 2015, we finished the building expansion and moved out of our expired leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management systems were phased into production through the first half of fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, we incurred approximately $150,000 and $530,000 in incremental expenses during the three and nine month periods ended October 29, 2016, respectively, relating primarily to increased labor and training costs associated with our warehouse management system migration.
For the three and nine month periods ending October 31, 2015, we incurred approximately $294,000 and $1.3 million, respectively, primarily related to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	36.6%	34.5%	37.1%	35.7%
Operating expenses:
Distribution and selling	32.4%	31.4%	32.4%	31.8%
General and administrative	3.8%	3.7%	3.6%	3.8%
Depreciation and amortization	1.3%	1.3%	1.3%	1.3%
Executive and management transition costs	0.4%	0.5%	0.9%	0.7%
Distribution facility consolidation and technology upgrade costs	0.1%	0.2%	0.1%	0.3%
	38.0%	37.1%	38.3%	37.9%
Operating loss	(1.4)%	(2.6)%	(1.2)%	(2.2)%

Key Performance Metrics

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	October 29, 2016	October 31, 2015	Change	October 29, 2016	October 31, 2015	Change
Merchandise Metrics
Gross margin %	36.6%	34.5%	210 bps	37.1%	35.7%	140 bps
Net shipped units (000's)	2,253	2,282	(1)%	7,131	6,946	3%
Average selling price	$60	$65	(8)%	$59	$63	(6)%
Return rate	20.5%	18.9%	160 bps	19.8%	20.2%	(40) bps
Online net sales % (a)	49.0%	46.0%	300 bps	48.6%	45.7%	290 bps
Total Customers - 12 Month Rolling (000's)	1,429	1,446	(1)%	N/A	N/A
(a) Online net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Our 24-hour television shopping networks, EVINE and EVINE Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes, or full time equivalent subscribers, during the three and nine months ended October 29, 2016 and October 31, 2015.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multi-platform distribution approach, complimented by our strong mobile and online efforts, will ensure that EVINE is available wherever and whenever our customers choose to shop.
In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms, alternative distribution methods and part-time carriage in strategic markets.  We believe that our distribution strategy of pursuing additional channels in productive homes we are already in is a more balanced approach to growing our business than merely adding new television homes in untested areas.  We are also investing in high definition ("HD") equipment and have made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a HD format and that improved the appearance of our primary network feed. We believe that having an HD feed of our service allows us to attract new viewers and customers.
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
As of October 29, 2016, we believe the direct ownership of NBCU (which is indirectly owned by Comcast) in the Company consisted of 7,141,849 shares of common stock. We has a significant cable distribution agreement with Comcast and believe that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2016 third quarter decreased 1% from the prior year comparable quarter to approximately 2.3 million. We believe the decrease in net shipped units during the third quarter of fiscal 2016 was driven primarily by a 6.5% decrease in consolidated net sales (as discussed below), partially offset by a decline in our average selling price (as discussed below). For the nine months ended October 29, 2016, net shipped units increased 3% from the prior year's comparable period to 7.1 million from 6.9 million. We believe the increase in net shipped units during the first nine months of fiscal 2016 reflects the continued broadening of our merchandising assortment, a decline in our average selling price (as discussed below) and strong performance in our fashion & accessories and beauty product categories.
Average Selling Price
The average selling price ("ASP") per net unit was $60 in the fiscal 2016 third quarter, an 8% decrease from the prior year quarter. For the nine months ended October 29, 2016, the ASP was $59, a 6% decrease from the prior year's comparable period. The decrease in the ASP was primarily driven by sales mix into fashion & accessories and beauty product categories, which typically have lower average selling prices, and out of our home & consumer electronics product category as well as broad based ASP decreases within most product categories. These ASP decreases contributed to our increase in net shipped units by 3% for the nine months ended October 29, 2016. Decreasing our ASP has been a key component in our customer acquisition efforts. We are, however, planning to adjust our merchandising mix to achieve a more ideal balance between ASP and gross margin productivity.
Return Rates
For the three months ended October 29, 2016, our return rate was 20.5% compared to 18.9% for the comparable prior year quarter, a 160 basis point increase. For the nine months ended October 29, 2016, our return rate was 19.8% compared to 20.2% for the prior year comparable period, a 40 basis point decrease. The increase in the return rate for the three months ended October 29, 2016 was driven primarily by a sales mix out of the home & consumer electronics category into our jewelry & watch category, partially offset by rate improvements in our fashion & accessories and home & consumer electronics categories. The decrease in the return rate for the nine months ended October 29, 2016 was driven primarily by rate improvements in our fashion & accessories, beauty and home & consumer electronics categories. We believe that the decreases in the category return rates were driven by the decreases in ASP as described above, improved quality of merchandise and improvements in the execution of our returns policy. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.

Total Customers
Total customers who have purchased over the last twelve months decreased 1% over prior year to approximately 1.4 million. The slight decrease was driven by a reduction in new customers over the prior year, partially offset by growth in our beauty and fashion & accessories product categories, as well as increases achieved in our customer retention.
Net Sales
Consolidated net sales for the fiscal 2016 third quarter were approximately $151.6 million as compared with $162.3 million for the comparable prior year quarter, a 7% decrease. Consolidated net sales for the first nine months ended October 29, 2016 were approximately $475.7 million as compared with $481.8 million for the comparable prior year period, a 1% decrease. The decrease in quarterly and year-to-date consolidated net sales was driven primarily by decreases in our consumer electronics product category as we continue to shift our airtime and product mix from home & consumer electronics to our other higher margin product categories. The home & consumer electronics decrease was partially offset by growth in our jewelry & watches category during the third quarter and growth in our fashion & accessories and beauty categories on a year-to date basis. In addition, we also experienced an increase in shipping and handling revenue in the third quarter and first nine months of fiscal 2016 compared to fiscal 2015 as a result of more disciplined shipping promotions during the year. Our online sales penetration, that is, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 49.0% and 48.6% compared to 46.0% and 45.7%, respectively, for the third quarter and first nine months of fiscal 2016 compared to fiscal 2015. Overall, we continue to deliver strong online sales penetration. We believe the increase in penetration during the period was driven by our recent digital marketing initiatives and the strong performance of online promotions. Our mobile penetration increased to 45.9% and 45.5% of total online orders in the third quarter and first nine months of fiscal 2016, respectively, versus 41.8% and 41.3% of total online orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2016 third quarter and fiscal 2015 third quarter was approximately $55.4 million and $55.9 million, respectively, a decrease of $0.5 million, or 1%. Gross profit for the first nine months ended October 29, 2016 was approximately $176.7 million, an increase of $4.6 million or 2.7%, from $172.1 million for the comparable prior year period. The decrease in gross profits experienced during the third quarter of fiscal 2016 was primarily driven by a 6.5% decrease in consolidated net sales (as discussed above), partially offset by higher gross margin percentages experienced. Gross margin percentages for the third quarter of fiscal 2016 were 36.6% compared to 34.5% for the comparable prior year period, a 210 basis point increase. The increase in gross margin percentages reflects a shift in product mix into fashion & accessories, and beauty, which have higher margin percentages. Gross margin percentages have also increased as a result of higher shipping and handling margins achieved during the third quarter of fiscal 2016 as a result of more disciplined shipping promotions. The increase in gross profits experienced during the first nine months of fiscal 2016 was primarily driven by higher gross margin percentages experienced. Gross margin percentages for the first nine months of fiscal 2016 were 37.1%, compared to 35.7% for the comparable prior year period, a 140 basis point increase. The increase in gross margin percentages reflects increased margins due to a shift in product mix into fashion & accessories, and beauty, which have higher margin percentages. Gross margin percentages have also increased as a result of higher shipping and handling margins achieved during the first nine months of fiscal 2016 as a result of more disciplined shipping promotions.
Operating Expenses
Total operating expenses for the fiscal 2016 third quarter were approximately $57.5 million compared to $60.2 million for the comparable prior year period, a decrease of 4%. Total operating expenses for the nine months ended October 29, 2016 were flat at approximately $182.5 million compared to $182.5 million for the comparable prior year period. Total operating expenses as a percentage of net sales were 38.0% and 38.3%, compared to 37.1% and 37.9%, during the third quarters and first nine months of fiscal 2016 and fiscal 2015, respectively. Total operating expenses for the fiscal 2016 third quarter includes executive and management transition costs of $568,000 and distribution facility consolidation and technology upgrade costs of $150,000, while total operating expenses for the fiscal 2015 third quarter includes executive and management transition costs of $754,000 and distribution facility consolidation and technology upgrade costs of $294,000. Total operating expenses for the nine months ended October 29, 2016 includes executive and management transition costs of $4.4 million and distribution facility consolidation and technology upgrade costs of $530,000, while total operating expenses for the first nine months ended October 31, 2015 includes executive and management transition costs of $3.5 million and distribution facility consolidation and technology upgrade costs of $1.3 million. Excluding executive and management transition costs and distribution facility consolidation and technology upgrade costs, total operating expenses as a percentage of net sales were 37.5% and 37.3%, compared to 36.5% and 36.9% for the third quarters and first nine months of fiscal 2016 and fiscal 2015, respectively.
Distribution and selling expense decreased $1.9 million, or 3.7%, to $49.2 million, or 32.4% of net sales during the fiscal 2016 third quarter compared to $51.0 million, or 31.4% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due in part to decreased program distribution expense of $1.2 million relating to contract negotiations, partially offset by the launch of EVINE Too and broadened HD carriage. The decrease over the prior year quarter was also due to decreased accrued incentive compensation of $1.3 million and decreased salaries and benefits of $522,000, partially offset by an increase in variable costs of $1.3 million. The increase in variable costs was primarily driven by increased customer services telecommunications service expense of $244,000, increased variable fulfillment and customer service salaries and wages of $604,000 and increased variable credit card processing fees and credit expenses of $539,000. Total variable expenses during the third quarter of fiscal 2016 were approximately 10.6% of total net sales versus 9.1% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the third quarter of fiscal 2016 was primarily due to a 1% decrease in net shipped units compared with a 7% decrease in consolidated net sales and the 8% decline in our average selling price during the quarter.
Distribution and selling expense increased $1.0 million, or 1%, to $154.2 million, or 32.4% of net sales during the nine months ended October 29, 2016 compared to $153.2 million, or 31.8% of net sales for the comparable prior year period. The change in distribution and selling expense during the first nine months was due in part to decreased program distribution expense of $170,000 relating to contract negotiations, partially offset by the launch of EVINE Too and broadened HD carriage. The increase over the prior year period was also driven by an increase in variable costs of $2.3 million, increased accrued incentive compensation of $356,000 and increased online selling and search fees of $399,000, partially offset by decreased salaries and benefits of $1.3 million, decreased share-based compensation expense of $341,000 and decreased rebranding expense of $260,000. The increase in variable costs was primarily driven by increased variable fulfillment and customer service salaries and wages of $2.3 million and increased variable credit card processing fees and credit expenses of $1.2 million, partially offset by decreased customer services telecommunications service expense of $921,000 and decreased Bowling Green rent expense of $305,000. Total variable expenses during the first nine months of fiscal 2016 were approximately 10.0% of total net sales versus 9.4% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the first nine months of fiscal 2016 was primarily due to a 3% increase in net shipped units compared with a 1% decrease in consolidated net sales and the 6% decline in our average selling price during the first nine months.
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
General and administrative expense for the fiscal 2016 third quarter decreased $285,000, or 5% to approximately $5.7 million or 3.8% of net sales, compared to $6.0 million or 3.7% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the third quarter primarily driven by decreased accrued incentive compensation of $580,000, partially offset by an increase in salaries and benefits of $174,000 and increased equipment & occupancy expense of $95,000. For the nine months ended October 29, 2016, general and administrative expense decreased $741,000, or 4% to approximately $17.3 million or 3.6% of net sales, compared to $18.1 million or 3.8% of net sales for the comparable prior year fiscal period. For the nine months ended October 29, 2016, general and administrative expense decreased primarily as a result of decreased share-based compensation expense of $365,000, a decrease in costs incurred for the implementation of our Shareholder Rights Plan of $446,000 and decreased rebranding expense of $115,000, partially offset by an increase in salary and accrued incentive compensation of $187,000.
Depreciation and amortization expense for the fiscal 2016 third quarter was approximately $1.9 million compared to $2.1 million for the comparable prior year period, representing a decrease of $190,000 or 9%. Depreciation and amortization expense as a percentage of net sales for both three-month periods ended October 29, 2016 and October 31, 2015 was 1.3%. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $190,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year. Depreciation and amortization expense for the nine months ended October 29, 2016 was approximately $6.0 million compared to $6.4 million for the comparable prior year period, representing a decrease of $344,000 or 5%. Depreciation and amortization expense as a percentage of net sales for both nine month periods ended October 29, 2016 and October 31, 2015 was 1.3%. The marginal decrease in the year to date depreciation and amortization expense was primarily due to decreased depreciation expense of $363,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense related to the trademark and brand name intangible asset, "EVINE", of $18,000.
Operating Loss
For the fiscal 2016 third quarter, we reported an operating loss of approximately $2.1 million compared to an operating loss of $4.3 million for the fiscal 2015 third quarter, representing a decrease of $2.2 million. For the nine months ended October 29, 2016 we reported an operating loss of $5.8 million compared to an operating loss of $10.4 million for the comparable prior year period, representing a decrease of $4.6 million. For the third quarter of fiscal 2016, our operating loss improved primarily as a result of decreases in distribution and selling, general and administrative, depreciation and amortization, executive and management transition costs and distribution facility consolidation and technology upgrade costs, partially offset by a decrease in gross profit (as noted above). For the first nine months of fiscal 2016, our operating loss improved primarily as a result of increased gross profit and decreases in general and administrative, depreciation and amortization and distribution facility consolidation and technology upgrade costs, partially offset by increases in distribution and selling and executive and management transition costs (as noted above).
Net Loss
For the fiscal 2016 third quarter, we reported a net loss of approximately $3.9 million or $0.06 per share on 60,513,215 weighted average basic common shares outstanding compared with a net loss of $5.2 million or $0.09 per share on 57,125,435 weighted average basic common shares outstanding in the fiscal 2015 third quarter. For the first nine months of fiscal 2016, we reported a net loss of approximately $10.8 million or $0.19 per share on 58,317,681 weighted average basic common shares outstanding compared with a net loss of $13.0 million or $0.23 per share on 56,952,952 weighted average basic common shares outstanding in the first nine months of fiscal 2015. Net loss for the third quarter of fiscal 2016 includes executive and management transition costs of $568,000, distribution facility consolidation and technology upgrade costs of $150,000, and interest expense of $1.6 million. Net loss for the third quarter of fiscal 2015 includes executive and management transition costs of $754,000, distribution facility consolidation and technology upgrade costs of $294,000 and interest expense of $690,000.
Net loss for the first nine months of fiscal 2016 includes executive and management transition costs of $4.4 million, distribution facility consolidation and technology upgrade costs of $530,000 and interest expense of $4.4 million. Net loss for the first nine months of fiscal 2015 includes executive and management transition costs of $3.5 million, distribution facility consolidation and technology upgrade costs of $1.3 million and interest expense of $2.0 million.
For the third quarter and first nine months of fiscal 2016, net loss reflects an income tax provision of $205,000 and $615,000, respectively. The fiscal 2016 third quarter and year-to-date tax provision included a non-cash expense charge of approximately $197,000 and $592,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $197,000 over the remainder of fiscal 2016.
For the third quarter and first nine months of fiscal 2015, net loss reflects an income tax provision of $205,000 and $615,000, respectively, which included a non-cash expense charge of $197,000 and $591,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset as discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2016 third quarter was $2.5 million compared with Adjusted EBITDA of $169,000 for the fiscal 2015 third quarter. For the nine-months ended October 29, 2016, Adjusted EBITDA was $9.8 million compared with Adjusted EBITDA of $4.3 million for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Adjusted EBITDA (a)	$2,529	$169	$9,790	$4,279
Less:
Executive and management transition costs	(568)	(754)	(4,411)	(3,549)
Distribution facility consolidation and technology upgrade costs	(150)	(294)	(530)	(1,266)
Shareholder Rights Plan costs	—	(82)	—	(446)
Non-cash share-based compensation expense	(797)	(762)	(1,432)	(2,138)
EBITDA (as defined)	$1,014	$(1,723)	$3,417	$(3,120)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	$1,014	$(1,723)	$3,417	$(3,120)
Adjustments:
Depreciation and amortization	(3,093)	(2,559)	(9,204)	(7,265)
Interest income	3	2	7	6
Interest expense	(1,586)	(690)	(4,397)	(1,957)
Income taxes	(205)	(205)	(615)	(615)
Net loss	$(3,867)	$(5,175)	$(10,792)	$(12,951)
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
Recently Issued Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
As of October 29, 2016, we had cash of $39.7 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility and GACP Credit Agreement, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As our unused line availability is greater than $10 million at October 29, 2016, no additional cash is required to be restricted. As of January 30, 2016, we had cash of $11.9 million and had restricted cash and investments of $450,000. For the first nine months of fiscal 2016, working capital increased $14.5 million to $98.2 million. Our current ratio (our total current assets over total current liabilities) was 1.8 at October 29, 2016 and 1.7 at January 30, 2016.
Sources of Liquidity
Our principal source of liquidity is our available cash of $39.7 million as of October 29, 2016, which was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through September 7, 2016, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which we have drawn to fund improvements at our distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
As of October 29, 2016, the Company had borrowings of $59.9 million under its revolving line of credit. As of October 29, 2016, the term loan under the PNC Credit Facility had $11.2 million outstanding and was used to fund our expansion initiative of which $2.1 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of October 29, 2016 was approximately $16.2 million, and provides liquidity for working capital and general corporate purposes. In addition, as of October 29, 2016, our unrestricted cash plus facility availability was $55.8 million and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
GACP Term Loan
On March 10, 2016, we entered into a term loan credit and security agreement (as amended on November 7, 2016, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the GACP Term Loan will be used for working capital and general corporate purposes and to help strengthen our total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of our Boston television station FCC license and on a second lien priority basis by our accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement.
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
Private Placement Securities Purchase Agreements
On September 14, 2016, we entered into private placement securities purchase agreements with certain accredited investors to which we: (a) sold, in the aggregate, 5,952,381 shares of our common stock at a price of $1.68 per share; (b) Warrants to purchase 2,976,190 shares of our common stock at an exercise price of $2.90 per share, and (c) issued Options.
We received gross proceeds of $10.0 million and incurred approximately $868,000 of issuance costs. The Warrants will expire on September 19, 2021 and are not exercisable until March 19, 2017. The term of each option is six months and expire on March 19, 2017, provided, however, that an option may not be exercised for the first 30 days following issuance. Each option may only be exercised once, in whole or in part, and the future potential investment offering will have a price equal to the five-day volume weighted average price per share of our common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities will be issued in the form of common stock, and one-third will be issued as Option Warrants. These Option Warrants will have an exercise price at a 50% premium to our closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by us are all exercised, the total shares of common stock issued in connection with this offering cannot be more than approximately 19.99% of our total issued and outstanding shares following such exercises.
On November 10, 2016, two investors exercised their Options. This exercise resulted in our issuance, in the aggregate, of (a) 667,746 shares of our common stock at a price of $1.94 per share, resulting in aggregate proceeds of $1.3 million; and (b) five-year warrants to purchase an additional 333,873 shares of our common stock at an exercise price of $3.00 per share expiring on November 10, 2021.
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
For the nine months ended October 29, 2016, net cash provided by operating activities totaled approximately $12.3 million compared to net cash used for operating activities of approximately $9.1 million for the comparable fiscal 2015 period. Net cash provided by (used for) operating activities for the fiscal 2016 and 2015 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash provided by operating activities for the nine months ended October 29, 2016 reflects a decrease in accounts receivable and prepaid expenses; and an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of our fourth quarter anticipated sales levels. Accounts payable and accrued liabilities increased during the first nine months of fiscal 2016 primarily driven by an increase in accrued cable distribution fees, partially offset by a decrease in the returns reserve at October 29, 2016 as a result of our lower return rate, timing of accrued salaries, a decrease in accrued inventory due timing of payments made to vendors and a decrease in accrued employee benefit contributions.
Net cash used for investing activities totaled approximately $7.3 million for the first nine months of fiscal 2016 compared to net cash used for investing activities of $16.2 million for the comparable fiscal 2015 period. For the nine months ended October 29, 2016 and October 31, 2015, expenditures for property and equipment were approximately $7.3 million and $17.9 million, respectively. The decrease in the capital expenditures from fiscal 2015 to fiscal 2016 primarily relates to expenditures totaling $7.5 million made during the first nine months of fiscal 2015 in connection with our distribution facility expansion. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled approximately $22.8 million for the nine months ended October 29, 2016 and related primarily to proceeds from the GACP term loan of $17.0 million and proceeds from the issuance of common stock and warrants of $10.0 million, partially offset by principal payments on the term loans of $2.1 million, payments for deferred financing costs of $1.4 million, payments for common stock issuance costs of $585,000, capital lease payments of $39,000 and payments for restricted stock issuance of $13,000. Net cash provided by financing activities totaled $17.6 million for the nine months ended October 31, 2015 and related primarily to proceeds from the revolving loan under the PNC Credit Facility of $14.3 million, proceeds from the term loan under the PNC Credit Facility of $2.8 million and proceeds from the exercise of stock options of $2.5 million, partially offset by payments on the term loan of $1.5 million, payments for deferred financing costs of $428,000 and capital lease payments of $39,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company made during the three months ended October 29, 2016, by the Company or on behalf of the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2016 through August 27, 2016	—	N/A	—	$—
August 28, 2016 through October 1, 2016	—	N/A	—	$—
October 2, 2016 through October 29, 2016	3,601	$2.17	—	$—
Total	3,601	$2.17	—	$—
(1) The purchases in this column include 3,601 shares that were repurchased by the Company to satisfy tax withholding obligations related to the vesting of restricted stock.

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

EVINE Live Inc.
November 30, 2016	/s/ ROBERT ROSENBLATT
Robert Rosenblatt
Chief Executive Officer (Principal Executive Officer)

November 30, 2016	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1	Form of Securities Purchase Agreement, including Form of Warrant and Form of Option, dated September 14, 2016	Incorporated by reference (4)

10.2	Form of Amendment to Option issued pursuant to the Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference (5)

10.3
Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated September 7, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Filed herewith

10.4
First Amendment to the Term Loan and Credit Facility, dated November 7, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent
Filed herewith

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

____________________

† Management compensatory plan/arrangement.

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on September 15, 2016, File No. 001-37495.

(5)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 11, 2016, File No. 001-37495.