Form 10-K
period 2017-01-28
EVINE Live Inc.
filed 2017-03-30
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2017
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37495
____________________________________________
EVINE Live Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1673770 (I.R.S. Employer Identification No.)
6740 Shady Oak Road, Eden Prairie, MN (Address of Principal Executive Offices)	55344-3433 (Zip Code)
952-943-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Market

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of March 24, 2017, 60,892,314 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 29, 2016, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on July 29, 2016 was approximately $91,426,491. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders deemed to be affiliates under Rule 12b-2 of the Securities Exchange Act of 1934 either by holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant or by having certain contractual relationships with the registrant related to control. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 28, 2017 are incorporated by reference in Part III of this annual report on Form 10-K.

EVINE Live Inc.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

January 28, 2017

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, estimates, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business
When we refer to "we," "our," "us", "Evine" or the "Company," we mean Evine Live Inc. and its subsidiaries unless the context indicates otherwise. EVINE Live Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. Evine Live Inc. (formerly ValueVision Media, Inc.) was incorporated on June 25, 1990.
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. Our most recently completed fiscal year, fiscal 2016, ended on January 28, 2017, and consisted of 52 weeks. Fiscal 2015 ended on January 30, 2016 and consisted of 52 weeks. Fiscal 2014 ended on January 31, 2015 and consisted of 52 weeks. Fiscal 2017 will end on February 3, 2018 and will consist of 53 weeks.

A. General
We are a multiplatform video commerce company that offers a mix of proprietary, exclusive and name brand merchandise directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. We operate a 24-hour television shopping network, Evine, which is distributed primarily on cable and satellite systems, through which we offer our merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
On November 18, 2014, we announced that we had changed our corporate name to Evine Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, our NASDAQ trading symbol also changed to EVLV from VVTV. We transitioned from doing business as "ShopHQ" and rebranded to "Evine Live", "Evine" and evine.com on February 14, 2015.
In May 2013, we previously announced a rebranding of our 24-hour television shopping network and digital commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively.
Multiplatform Video Commerce Retailing
The primary form of our multiplatform video commerce retail business is our live 24-hour television shopping network, Evine which is the third largest television shopping network in the United States. Our comprehensive online website, evine.com, complements our network with a combination of products featured on TV as well as a strong collection of online-only products. Consolidated net sales, including shipping and handling revenues, totaled $666.2 million, $693.3 million and $674.6 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We have several convenient methods for a customer to purchase items they want, including our toll-free telephone number, directly online, or using mobile devices. Our television programming is primarily produced at our Eden Prairie, Minnesota headquarters facility and we also produce programming remotely on location during special events. The programming is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators, our owned full-power broadcast television station WWDP TV in Boston, Massachusetts and through a leased full-power broadcast television station in Seattle, Washington.
Products and Product Mix
Products sold on our video commerce platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2016. We are focused on diversifying our merchandise mix assortment both among our existing product categories as well as with potentially new complementary product categories. We also regularly review the proprietary, exclusive and name brands we offer within each product category to ensure we have fresh and compelling products which we believe will increase our revenues and grow our active customer base. The following table shows our merchandise mix as a percentage of consolidated net merchandise sales for the years indicated by product category group.

Merchandise Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Jewelry & Watches	41%	39%	42%
Home & Consumer Electronics	25%	31%	30%
Beauty	16%	14%	12%
Fashion & Accessories	18%	16%	16%
Jewelry & Watches.  We feature a broad assortment of jewelry from fine to fashion, silver to gold, genuine gemstones to simulated diamonds. In addition, we offer an extensive collection of men’s and women’s watches from classic to modern designs.
Home & Consumer Electronics.  We feature home décor, bed and bath textiles, cookware, kitchen electrics, mattresses, tabletop accessories and home furnishings. With consumer electronics, we offer current technology trends and solutions to consumers from some of the world's most recognized brands.
Beauty.  Our beauty assortment features a variety of skincare, cosmetics, hair care and bath & body products.
Fashion & Accessories.  We offer fashionable looks that strike a balance between current trends and what's essential with an assortment of apparel, outerwear, intimates, handbags, accessories and footwear.

B. Company Strategy
As a multiplatform video commerce company, our strategy includes offering an exciting assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere) and name brand products using our commerce infrastructure, which includes television access to more than 87 million cable and satellite homes in the United States. We are also focused on growing our revenues, through social, mobile, online, and Over-the-Top platforms, as well as exploring online only and thoughtful bricks and mortar retailing partnerships.
Our merchandising plan is focused on delivering a balanced assortment of profitable proprietary, exclusive and name brand products presented in an engaging, entertaining, shopping-centric format. To enhance the shopping experience for our customers, we will continue to work hard to engage our customers more intelligently by leveraging the use of predictive analytics and interactive marketing to drive personalization and relevancy to each experience. In addition, we will continue to find new methods, territories, technologies and channels to distribute our video commerce programming beyond the television screen, including "live on location" entertainment and enhancing our social advertising. We believe these initiatives will position us as a multiplatform video commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed customer expectations.

C. Television Program Distribution and Online Operations
Our television programming continues to be the most significant medium through which we reach our customers and we believe that our television shopping broadcast program is a key driver of traffic to our evine.com website and mobile platforms. Our online business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our online-based capabilities and mobile presence. Net sales from our television shopping business, inclusive of shipping and handling revenues, totaled $336 million, $368 million, and $374 million, representing 50%, 53% and 55% of consolidated net sales for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Net sales from our online and mobile business, inclusive of shipping and handling revenues, totaled $330 million, $325 million, and $301 million, representing 50%, 47% and 45% of consolidated net sales for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Our online sales percentage is calculated based on sales orders that are generated primarily from our evine.com website, including mobile devices and primarily ordered directly online.
Television Shopping Network
Satellite Delivery of Programming.  Our television programming is presently distributed via communications satellite transponders to cable systems and direct-to-home satellite providers, a full-power television station in Boston and one leased broadcast station in Seattle. We have a long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our television programming via a satellite that was launched in August 2005. The agreement provides us, under certain circumstances, with preemptible back-up services if satellite transmission is interrupted.
Television Distribution.  As of January 28, 2017, we operate under distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television programming over their systems. The terms of the affiliation agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or our distributors may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee, and in some cases marketing support payments, based on the number of homes receiving our programming. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our programming.
During fiscal 2016, there were approximately 121 million homes in the United States with at least one television set. Of those homes, there were approximately 56 million cable television subscribers, approximately 34 million direct-to-home satellite subscribers and approximately 12 million homes which receive programming through telephone service providers, such as AT&T and Verizon.
Our 24-hour television shopping networks, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes, or full time equivalent subscribers ("FTEs"), during fiscal 2016, fiscal 2015 and fiscal 2014.
Online Presence
Our website, evine.com, as well as our mobile platform, provide customers with a shop anytime, anywhere experience and offers a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise found only on evine.com. The website includes additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our Evine show hosts and guest personalities. The FCC has required that all full-length television programming redistributed over the internet is captioned, and it is considering requiring captioning of programming segments. We currently provide closed captioning on full-length programming redistributed over the internet and a limited amount of programming segments.
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
There are a number of federal laws that limit our ability to pursue certain direct marketing activities, including the Telephone Consumer Protection Act, or TCPA, which allows a recipient to affirmatively opt out of e-mail and text solicitations and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act. These types of regulation may limit our ability to pursue certain direct marketing activities, thus potentially limiting our sales and number of potential customers.
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

D. Relationship with GE Equity, Comcast and NBCU
Overview
Since 1999, NBCUniversal Media, LLC (“NBCU”) has been an investor and strategic partner for us. The relationship has been documented in a variety of agreements which are listed below. NBCU is an indirect subsidiary of Comcast Corporation (“Comcast”). As of January 31, 2017, NBCU owned 2,741,849 shares of our stock and we continue to have a significant cable distribution agreement with Comcast. In addition, ASF Radio, L.P. (“ASF Radio”) owns a position of 3,545,049 shares of our stock, acquired from GE Capital Equity Investments, Inc. (“GE Equity”), as discussed below.
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016, we were a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Equity and NBCU, which provided for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast. As of January 28, 2017, and prior to our January 31, 2017 repurchase of 4.4 million shares, the direct equity ownership of NBCU in the Company consisted of 7,141,849 shares of common stock, or approximately 11.0% of our current outstanding common stock. We have a significant cable distribution agreement with Comcast, of which NBCU is an indirect subsidiary, and believe that the terms of the agreement are comparable to those with other cable system operators.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, an independent third party to us, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of our common stock, which was all of the shares GE Equity had then owned, to ASF Radio for $2.15 per share. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company. The closing of this sale (the “GE/ASF Radio Sale”) occurred on April 29, 2016. In connection with the GE/ASF Radio Sale, the GE/NBCU Shareholder Agreement was terminated and we entered into a new Shareholder Agreement (the “NBCU Shareholder Agreement”) with NBCU described below.
GE/NBCU Shareholder Agreement
The GE/NBCU Shareholder Agreement that was terminated April 29, 2016 provided that GE Equity was entitled to designate nominees for three members of our Board of Directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) was at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares) (the “50% Ownership Condition”), and two members of our Board of Directors so long as their aggregate beneficial ownership was at least 10% of the shares of “adjusted outstanding common stock,” as defined in the GE/NBCU Shareholder Agreement (the “10% Ownership Condition”). In addition, the GE/NBCU Shareholder Agreement provided that GE Equity was able to designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our Board of Directors. Neither GE Equity nor NBCU currently has, or during fiscal 2016 had, any designees serving on our Board of Directors or committees.
The GE/NBCU Shareholder Agreement required that we obtain the consent of GE Equity before we (i) exceed certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) enter into any business different than the business in which we and our subsidiaries are currently engaged; and (iii) amend our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. We are also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
Stock Purchase from NBCU
On January 31, 2017, subsequent to fiscal 2016, we purchased from NBCU 4,400,000 shares of our common stock, representing approximately 6.7% of shares then outstanding, for approximately $4.9 million or $1.12 per share pursuant to the Repurchase Letter Agreement. Following our share purchase, the direct equity ownership of NBCU in us consisted of 2,741,849 shares of common stock, or 4.5% of our outstanding common stock. The NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement.
NBCU Shareholder Agreement
We were a party to the NBCU Shareholder Agreement until it was terminated pursuant to the Repurchase Letter Agreement on January 31, 2017. The NBCU Shareholder Agreement replaced the GE/NBCU Shareholder Agreement. The NBCU Shareholder Agreement provided that as long as NBCU or its affiliates beneficially own at least 5% of our outstanding common stock, NBCU was entitled to designate one individual to be nominated to our Board of Directors. In addition, the NBCU Shareholder Agreement provided that NBCU was able to designate its director designee to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our Board of Directors. In addition, the NBCU Shareholder Agreement required us to obtain the consent of NBCU prior to our adoption or amendment of any shareholder’s rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire our voting stock or our taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.

The NBCU Shareholder Agreement also provided that unless NBCU beneficially owned less than 5% or more than 90% of the adjusted outstanding shares of common stock, NBCU could not sell, transfer or otherwise dispose of any securities of the Company subject to limited exceptions for (i) transfers to affiliates, (ii) third party tender offers, (iii) mergers, consolidations and reorganizations and (iv) transfers pursuant to underwritten public offerings or transfers exempt from registration under the Securities Act (provided, in the case of (iv), such transfers would not result in the transferee acquiring beneficial ownership in excess of 20%).
Registration Rights Agreement
On February 25, 2009, we entered into an amended and restated registration rights agreement that, as further amended, provided GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of five demand registrations and unlimited piggy-back registration rights. In connection with the GE/ASF Radio Sale, an amendment to the Amended and Restated Registration Rights Agreement was entered into removing GE Equity as a party and adding ASF Radio, L.P. as a party.
2015 Letter Agreement with GE Equity
On July 9, 2015, we entered into a letter agreement with GE Equity pursuant to which GE Equity consented to our adoption of a Shareholder Rights Plan in consideration for our agreement to provide GE Equity, NBCU and certain of their respective affiliates with exemptions from the Shareholder Rights Plan. GE Equity’s consent was required pursuant to the terms of the GE/NBCU Shareholder Agreement. This discussion is a summary of the terms of the letter agreement. In the letter agreement, we agreed that if any of GE Equity, NBCU or any of their respective affiliates that holds shares of our common stock from time to time (each a “Grandfathered Investor”) sells or otherwise transfers shares of our common stock currently owned by such Grandfathered Investor to any third party identified to us in writing (any such third party, an “Exempt Purchaser”), we will take all actions necessary under the Shareholder Rights Plan so that such third party will not be deemed an Acquiring Person (as defined in the Shareholder Rights Plan) by virtue of the acquisition of such shares. We further agreed that, subject to certain limitations, upon request of any Grandfathered Investor or Exempt Purchaser, and in connection with a transfer by such Grandfathered Investor or Exempt Purchaser of shares of our common stock to an Exempt Purchaser, we will enter into an agreement with the acquiring Exempt Purchaser granting such acquiring Exempt Purchaser substantially the same rights as set forth above with respect to any sale of our outstanding shares of common stock to any other third party. Additionally, we agreed that without the consent of any Grandfathered Investor that is an affiliate of GE Equity and any Grandfathered Investor that is an affiliate of NBCU, we will not (i) amend the Shareholder Rights Plan in any material respect, other than to accelerate the Expiration Date or the Final Expiration Date, (ii) adopt another shareholders' rights plan or (iii) amend the letter agreement.

E. Marketing and Merchandising
Television and Online Retailing
Our television and online revenues are generated from sales of merchandise offered through our "Be Good to Yourself" initiative, which includes cable and satellite television, online at evine.com, mobile devices and social media channels. Our television shopping business utilizes live and on occasion selected taped television programming 24 hours a day, seven days a week, to create an interactive, entertaining, and engaging experience that brings our merchandise to life through demonstration. Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to attract new customers and optimize margin dollars per minute. Our core video commerce customers - those who interact with our network and transact through television, online and mobile devices - are primarily women between the ages of 45 and 70. We also have a strong presence of male customers of a similar age range. We believe our customers make purchases based on our unique products, quality merchandise and value. We develop our programming schedule with product categories that appeal to specific viewer and customer profiles targeting days of week and times of day they are most likely to be viewing our network. We feature announced and unannounced promotions to drive interest and incremental sales, including "Today’s Top Value," a sales promotion that features a special offer every day. In addition, we also feature major and special promotional events and inventory-clearance sales during different times of the year.
We continually introduce new products that are easily accessible to customers via our television, online and mobile platforms. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to develop and promote proprietary and exclusive brands, which generally have higher margins than branded merchandise, across multiple product categories.

Evine Private Label Consumer Credit Card Program
In December 2011, we entered into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial ("Synchrony"), formerly known as GE Capital Retail Bank, extending our private label consumer credit card program (the "Program") for an additional seven years until 2018. The Program is made available to all qualified consumers for the financing of purchases of products from Evine and provides a number of benefits to customers including instant purchase credits and free or reduced shipping promotions throughout the year. We believe use of the Evine credit card enhances customer loyalty, reduces total credit card expense and reduces our overall bad debt exposure since Synchrony bears the risk of non-payment loss on Evine credit card transactions that do not utilize our ValuePay installment payment program, which allows customers to pay in two or more equal monthly installments. During fiscal 2016 and 2015, customer use of the private label consumer credit card accounted for approximately 20% and 18%, respectively, of our television and online sales.
Synchrony was previously indirectly majority-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. Prior to GE Equity's sale of our common stock to ASF Radio on April 29, 2016, GE Equity had a beneficial ownership in us and had certain rights as further described under "Relationship with GE Equity, Comcast and NBCU".
Purchasing Terms
We obtain products for our multiplatform video commerce businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on more favorable terms due to the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2016, products purchased from one vendor accounted for approximately 16% of our consolidated net sales. We believe that we could find alternative products for this vendor’s merchandise assortment if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings.

F. Order Entry, Fulfillment and Customer Service
Our products are available for purchase via toll-free telephone numbers, on our website or through mobile platforms. We maintain agreements with third party call surge providers to support us with telephone order-entry operators and automated order-processing services to take customer orders. We also take orders with our own home-based phone agents and with agents at our Bowling Green, Kentucky distribution center and our Eden Prairie, Minnesota corporate headquarters.
We own an approximately 600,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of primarily all merchandise purchased and sold by us and for certain call center operations.
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During fiscal 2015, we expanded our 262,000 square foot facility to our current approximately 600,000 square foot facility and moved out of our leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and units and a new call center facility to better serve our customers. The new sortation and warehouse management systems were phased into production through fiscal 2016.
The majority of customer purchases are paid for by credit or debit cards, including our private label credit card discussed above. Purchases and installment charges made with the Evine private label credit card are non-recourse to us, however, we still maintain credit collection risk from the potential inability to collect future ValuePay installments. Our ValuePay program is an installment payment program which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 70% to 75%. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of January 28, 2017 and January 30, 2016, we had inventory balances of $70.2 million and $65.8 million, respectively. We do not have any material amounts of backlog orders.
Merchandise is shipped to customers by the United States Postal Service, UPS, Federal Express or other recognized carriers. We also have arrangements with certain vendors who drop-ship merchandise directly to our customers after an approved customer order is processed.
We perform our customer service functions primarily at our Eden Prairie, Minnesota and Bowling Green, Kentucky facilities as well as with our own home-based phone agents.

Our standard return policy allows a 30-day refund period from the date of customer receipt for all customer purchases. Our return rate averaged 19% in fiscal 2016 and 20% in fiscal 2015. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

G. Competition
The video commerce retail business is highly competitive and we are in direct competition with numerous retailers, including online retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc. (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings), both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households, including high definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. Furthermore, in 2016, Amazon.com, Inc. ("Amazon") launched a live television program, Style Code Live, which features products that viewers can order online. This program, and any additional similar programs that Amazon may offer in the future, may compete with us. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability.
We anticipate continued competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the video commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.

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
Must Carry.  In general, the FCC's "must carry" rules entitle full-power television stations to mandatory carriage of the primary video and program-related material in their signals, at no charge, to all cable and direct broadcast satellite homes located within each station's broadcast market provided that the signal is of adequate strength, and, in the case of cable systems, the must carry signals occupy no more than one-third of the cable system's capacity. We enforce the Boston full-power television station's must carry rights to distribute our programming within the Boston, MA market.
Broadcast Television
General.  Our acquisition and operation of television stations is subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. Such regulations impose certain obligations with respect to the programming and operation of television stations, including requirements for carriage of children’s educational and informational programming, programming responsive to local problems, needs and interests, advertising upon request by legally qualified candidates for federal office, closed captioning, and other matters. In addition, FCC rules prohibit foreign governments, representatives of foreign governments, aliens (a non U.S. citizen or U.S. national) representatives of aliens and corporations and partnerships organized under the laws of a foreign nation from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee. The FCC has established a process to consider waivers of these limits for broadcast ownership.
Full-Power Television Stations.  In April 2003, one of our wholly owned subsidiaries acquired a full-power television station serving the Boston, Massachusetts market. On September 11, 2015, the FCC granted our application for renewal of the station’s license. We also distribute our programming via leased carriage on a full-power television station in Seattle, Washington. Our Boston market station, WWDP TV, currently broadcasts in a digital format on channel 10, perceived by viewers as channel 46, the station's previous analog channel.
In February 2012, Congress passed legislation that granted the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted a Report and Order establishing the framework for an incentive auction of broadcast television spectrum. The 2014 Report created a two part incentive auction framework (the “Incentive Auction”), and the reverse portion of the Incentive Auction in which the FCC purchased spectrum from television stations has been completed. WWDP(TV) elected to participate in the Incentive Auction, but its spectrum was not acquired by the FCC.
To accommodate the spectrum reallocation to new users, the FCC may require that television stations that do not participate in the auction (or that participate but are not selected to sell their spectrum) modify their transmission facilities. The FCC has informed WWDP(TV) that its channel will not be changed. As a result of other stations’ agreement to sell their spectrum in the Incentive Auction, it is possible that one or more of those stations may wish to enter into a channel-sharing agreement with WWDP(TV). We cannot predict whether such an agreement will be negotiated or the impact of any such agreement on our business.
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

J. Seasonality and Economic Sensitivity
Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, namely November through January. Our business is also sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic television-covering events which attract viewership and divert audience attention away from our programming, such as the recent 2016 presidential election.

K. Employees
At January 28, 2017, we had approximately 1,300 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 12% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

L. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Robert Rosenblatt	59	Chief Executive Officer and Director
Timothy A. Peterman	49	Executive Vice President — Chief Financial Officer
Nicole R. Ostoya	47	Executive Vice President — Chief Marketing Officer
Michael A. Henry	59	Senior Vice President — Chief Merchandising Officer
Damon E. Schramm	48	Senior Vice President — General Counsel and Secretary
Nicholas J. Vassallo	53	Senior Vice President — Corporate Controller
Robert Rosenblatt joined the Company in June 2014 as Chairman of the Board. In February 2016, he was appointed Interim Chief Executive Officer and was later appointed permanent Chief Executive Officer in August 2016. Previously, Mr. Rosenblatt served as Chief Executive Officer of Rosenblatt Consulting, LLC, a private company he formed in 2006, which specializes in helping investment firms determine value in both public and private consumer companies as well as helping retail firms bring their product to market. From 2012 to 2013, Mr. Rosenblatt served as the interim President of ideeli Inc., a members-only e-retailer that sells women's fashion and décor items during limited-time sales.  From 2004 to 2006, he was Group President and Chief Operating Officer of Tommy Hilfiger Corp., a worldwide apparel and retail company. He co-managed the process that culminated in the successful sale of Tommy Hilfiger Corp. to Apax Partners in 2006. From 1997 to 2004, Mr. Rosenblatt was an executive at HSN, Inc., a multi-channel retailer and television network specializing in home shopping.  He served as Chief Financial Officer from 1997 to 1999, Chief Operating Officer from 2000 to 2001 and President from 2001 to 2004. Previously, from 1983 to 1996, he was an executive at Bloomingdale's, an upscale chain of department stores owned by Macy's Inc., and served as Chief Financial Officer and Vice President of Stores.  He has been or is currently serving on several public and private boards in the retail and technology industry including Newgistics, Inc., RetailNext, debShops, PepBoys (NYSE: PBY) and I.Predictus. Mr. Rosenblatt also served on the Board of Directors of the Electronic Retailing Association. Mr. Rosenblatt holds a BS in Accounting from Brooklyn College.
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

Nicole R. Ostoya joined the Company as Executive Vice President and Chief Marketing Officer in April 2016. Most recently, Ms. Ostoya co-founded The Cocktail Lab in January 2014, a gourmet craft cocktail emporium catering to both the professional bartending community and the adventurous home cocktailer. Previously, Ms. Ostoya co-founded and served as Chief Executive Officer of BoldFace, a celebrity beauty license holding company from May 2012 to October 2014. In July of 2010, Ms. Ostoya co-founded and owned Gold Grenade, a brand management company specializing in product development, strategic marketing and executing, which covered all channels of distribution including the luxury markets, specialty retailers and masstige including direct to consumer until September 2014. Previously, Ms. Ostoya was Director of Business Development, Benefit Cosmetics for LVMH; she co-founded and served as Chief Executive Officer of iDTV Studios, an online shopping network; co-owned Harlot, a bar and lounge in San Francisco; and served as Chief Executive Officer of Studio USA LLC. Ms. Ostoya began her career at Nordstrom where she spent over 18 years, including full line Store Manager. Ms. Ostoya received her Associate of Arts degree from the Fashion Institute of Design and Merchandising in San Francisco, CA.
Michael A. Henry joined the Company as Senior Vice President and Chief Merchandising Officer in May 2016. Most recently, Mr. Henry served as an executive consultant to Shopping Live, a 24-hour television shopping network operating in Russia from November 2015 until May 2016. In 2015, Mr. Henry served as Chief Merchandising Officer at Eastern Home Shopping, Taiwan. From 2012 to 2015, Mr. Henry served as Director of Merchandising, Planning and Programming at QVC Italy. Mr. Henry also served eight years as Senior Vice President Merchandising at HSN, Inc., a multi-channel retailer and television network specializing in home shopping. Prior to HSN, Mr. Henry spent several years in the beauty industry holding key leadership positions in sales and marketing, including Vice President Promotional Marketing of Lancôme, and Executive Director of Marketing and Creative at Yves Saint Laurent Beauty. He began his career as an executive for Saks Fifth Avenue. Mr. Henry holds an MBA in Marketing from Columbia University and a BS degree from Georgetown University.
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
Nicholas J. Vassallo served as Vice President and Corporate Controller since 2000, and was promoted to Senior Vice President in October 2015. He first joined the Company as director of financial reporting in October 1996. Mr. Vassallo was named corporate controller in 1999 and the following year was promoted to vice president. Prior to joining the Company, he served as corporate controller for Fourth Shift Corporation, a software development company. Mr. Vassallo began his career with Arthur Anderson, LLP where he spent eight years in its audit practice group. Mr. Vassallo is a CPA and holds a BS in Accounting from St. John's University in New York.

M. Segments and Geographic Information
We have only one reporting segment, which encompasses video commerce retailing, and our operations are conducted primarily in the United States. The segment and geographic information required herein is contained in Note 10, "Business Segments and Sales by Product Group", in the notes to our consolidated financial statements.

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
Our investor relations website address is investors.evine.com. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
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
We experienced operating income (losses) of approximately $(2.0) million, $(8.7) million and $1.0 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We reported net losses of $(8.7) million, $(12.3) million and $(1.4) million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
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
We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business.
As of January 28, 2017, we had approximately $32.6 million in unrestricted cash, with an additional $0.5 million of restricted cash and investments. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.
The Company has a credit and security agreement (as amended through March 21, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan which we have drawn to fund improvements at our distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. All borrowings under the PNC Credit Facility mature and are payable on May 1, 2020. Maximum borrowings and available capacity under the amended revolving PNC Credit Facility are equal to the lesser of $90 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the PNC Credit Facility, was $19.8 million as of January 28, 2017.
On March 10, 2016, we entered into a five-year term loan credit and security agreement (as amended through March 21, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the term loan under the GACP Credit Agreement (the "GACP Term Loan") was used to provide for working capital and for general corporate purposes. The GACP Credit Agreement matures on March 9, 2021.
We have significant future commitments for our cash, which primarily include payments for cable and satellite program distribution obligations and the eventual repayment of the PNC Credit Facility and GACP Term Loan. Based on our current projections for fiscal 2017, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, the PNC Credit Facility and GACP Term Loan include certain restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities, which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.
Our stock price has experienced a significant decline, which could further adversely affect our ability to raise additional capital and/or cause us to be subject to securities class action litigation.
The market price of our common stock has experienced a significant decline from which it has not fully recovered. In 2015, the sales price of our common stock, as reported on the NASDAQ Global Market, declined from a high of $6.99 in the first quarter of 2015 to a low of $0.41 in the first quarter of 2016. Most recently, on March 24, 2017, the market price of our common stock, as reported on The NASDAQ Global Market, closed at a price of $1.36 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
Our long-term success depends, in large part, on our continued ability to attract new and retain existing customers in a cost-effective manner.
In an effort to attract and retain customers, we use considerable funds and resources for various marketing and merchandising initiatives, particularly for the production and distribution of television programming and the updating of our digital strategy to increasingly engage customers through digital channels. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective.
We believe that costs associated with the production and distribution of our television programming and costs associated with digital marketing, including search engine marketing, are likely to increase in the foreseeable future. In addition, digital customers continue to increase their expectations for faster delivery times with free or reduced shipping prices. Increased delivery costs, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand, and the extent to which we offer shipping promotions to our customers, could have an adverse effect on our business, financial condition and results of operations.
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
Our continued growth is contingent, in part, on our ability to retain and recruit employees that have the distinct skills necessary for a business that demands knowledge of the general retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and fulfillment. In recent years, we have experienced significant senior management turnover, including the resignation of Mark C. Bozek as our Chief Executive Officer and as a member of our board of directors and the appointment of Robert Rosenblatt as interim Chief Executive Officer, effective February 8, 2016, and permanent Chief Executive Officer, effective August 18, 2016. The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations, our vendor relationships and may make recruiting for future management positions more difficult. Further we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, in fiscal 2016, fiscal 2015 and fiscal 2014, the Company recorded charges to income of $4.4 million, $3.5 million and $5.5 million, respectively, related to executive and management transition costs incurred, which included severance payments that our former Chief Executive Officers and certain other terminated executive and senior officers received.
The failure to secure suitable placement for our television programming and the use of digital technology to expand the number of channels and services available on cable, direct broadcast satellite and internet protocol TV-based video distribution systems could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.
We are dependent upon our ability to compete for television viewers. Effectively competing for television viewers is dependent, in part, on our ability to secure placement of our television programming within a suitable programming tier at a desirable channel position. The majority of multi-video programming distributors now offer programming on a digital basis, which has resulted in increased channel capacity. While the growth of digital cable and these other systems may over time make it possible for our programming to be more widely distributed, there are several risks as well. The primary risks associated with the growth of digital cable and alternative digital platforms are demonstrated by the following:

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

•
more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections as well as increased access to various media through wireless devices); and

•	cable, satellite, and telecommunication providers are facing competition from new services which could result in a loss of subscribers.
New technologies have been and are expected to continue to be developed that increase the number of entertainment choices available and the manners in which they are delivered. Failure to adapt to these risks will result in lower revenue and may adversely impact our results of operations. In addition, failure to anticipate and adapt to technological changes in a cost-effective manner that meets customer demands and evolving industry standards will also reduce our revenue, adversely impact our results of operations and financial condition and have a negative impact on our business.
We may not be able to expand or could lose some of our existing programming distribution if we cannot negotiate profitable distribution agreements.
We continue to seek reductions in the costs associated with our cable and satellite distribution agreements. However, there can be no assurance that we will achieve cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. Terms of certain of our distribution agreements allow for increases or decreases in our distribution costs as a result of a variety of factors, not all of which are within our control. These factors include, but are not limited to, increases or decreases in the number of subscribers receiving our programming, channel placement changes, the addition of a second channel or other factors. Significant changes to these factors could result in a material increase in our cost of distribution. If we are unable to negotiate new or renewal terms in our distribution agreements that are more favorable to us, our distribution costs could increase. In addition, the continued consolidation of the pay television operator industry could cause us to lose leverage when negotiating new agreements or result in less favorable terms. Further, it is possible that we may need to reduce our programming distribution in certain systems if we are unable to obtain appropriate financial contract terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
Competition in the general merchandise retailing industry and particularly the live television shopping and e-commerce sectors could limit our growth and reduce our profitability.
As a general merchandise retailer, we compete for consumers with other forms of retail businesses, including other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television shopping sector, we compete with QVC, HSN, and Jewelry Television, as well as a number of smaller start-up and "niche" television shopping competitors. QVC and HSN both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel positions than we have. Furthermore, in 2016, Amazon launched a live television program, Style Code Live, which features products that viewers can order online. This program, and any additional similar programs that Amazon may offer in the future, may compete with us. The video commerce industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.
Our business, financial condition and results of operations are negatively influenced by economic conditions that impact consumer spending. If macroeconomic conditions do not continue to improve or if conditions worsen, our business could be adversely affected.

Retailers generally are particularly sensitive to adverse economic and business conditions, in particular to the extent they result in a loss of consumer confidence and a decrease in consumer spending, particularly discretionary spending. If macroeconomic conditions do not continue to improve or if conditions worsen, it could have a negative impact on our business, financial condition and results of operations.
We may not be able to maintain our satellite services in certain situations, beyond our control, which may cause our programming to go off the air for a period of time and cause us to incur substantial additional costs.
Our programming is presently distributed to cable systems, full-power television stations and satellite dish operators via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. Our satellite transponder agreement provides us with preemptible back-up service if satellite transmission is interrupted under certain conditions. In the event of a serious transmission interruption where back-up service is not available, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.
The FCC could limit must-carry rights, which would impact distribution of our television shopping programming and might impair the value of our Boston FCC license.
If the FCC withdraws mandatory cable carriage (or "must-carry") rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations, we could lose our current carriage distribution on cable systems in two markets: Boston and Seattle, which currently constitute approximately 3.9 million full-time households receiving our programming. We own our Boston television station and have a carriage contract with the third party Seattle television station. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these households on commercially reasonable terms and the carrying value of our Boston FCC license, which has an asset carrying value of $12.0 million as of January 28, 2017, may become further impaired.
We may be subject to product liability claims if people or properties are harmed by products sold by us, or we may be subject to voluntary or involuntary product recalls, or subject to liability for on-air statements made by our hosts or guest-hosts.
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
In addition, the live unscripted nature of our television broadcasting may subject us to misrepresentation or false advertising claims by our customers, the Federal Trade Commission and state attorneys general. Our Company is subject to two FTC consent decrees, one issued in 2001 and one issued in 2003; both have a duration of 20 years.  They consist of claims involving recordkeeping, compliance policies, and attention to detail on claim substantiation. Violations of these decrees could result in significant civil fines and penalties.

Our ValuePay installment payment program could lead to significant unplanned credit losses if our credit loss rate materially deteriorates.
We utilize an installment payment program called ValuePay that enables customers to purchase merchandise and pay for the merchandise in two or more monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of January 28, 2017, we had approximately $91.8 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
Failure to comply with existing laws, rules and regulations applicable to our company, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.
We market and provide a broad range of merchandise through multiple channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of warehouse facilities, the ownership of television stations as well as laws and regulations applicable to the internet, electronic devices and businesses engaged in e-commerce. These laws and regulations may cover subject matters including taxation, privacy, data protection, pricing, payment processing, employment, content, copyrights, distribution, mobile communications, electronic device certification, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of our products and services. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, vendors, manufacturers or distributors or other third-parties with which we do business, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and subject us to additional liabilities. Finally, certain of these regulations impact our marketing efforts.
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
Nearly all of our customers pay for purchases via a credit or debit card. Credit and debit card brand issuers continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for encrypted use and secure storage of customer data. By virtue of the volume of our overall credit card transactions, we are a Level 1 merchant which requires the annual completion of a formal Report of Compliance ("ROC") by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially adversely affect sales. We received an approved ROC on July 26, 2016.
We depend on relationships with numerous manufacturers and suppliers for our products and proprietary brands; a decrease in product quality or an increase in product cost, the unanticipated loss of our larger suppliers, or the lack of customer receptivity or brand acceptance to our proprietary brands could impact our sales.
We procure merchandise from numerous manufacturers and suppliers generally pursuant to short-term contracts and purchase orders. Our ability to identify, establish and maintain relationships with these parties, as well as access quality merchandise in a timely and efficient manner on acceptable terms and at acceptable costs, can be challenging. We depend on the ability of these parties to timely produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates, and transport capacity and costs, among others, and to deliver products that meet or exceed our customers’ expectations.
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
It is possible that one or more of our larger suppliers could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. During fiscal 2016, products purchased from one vendor accounted for approximately 16% of our consolidated net sales. The unanticipated loss of this supplier or any other large supplier could impact our sales and earnings. We have periodically experienced the loss of a major vendor and if a number of our larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability.
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
Over the past several years, a number of states have adopted legislation that require out-of-state retailers to collect and remit sales tax on transactions originating on the internet or by other remote means such as television shopping, infomercial and catalog distribution. These new laws seek to assert indirect physical "nexus" by the out-of-state retailer based on (i) the presence in the state of e-commerce "click-thru" affiliates who are paid by the retailer to direct e-commerce traffic to the retailer through independent websites or (ii) by the presence in the state of companies with which the out-of-state retailer shares common ownership or (iii) by generating sales above certain thresholds within the state. These laws are being challenged by internet and other retailers under federal constitutional grounds, but court challenges have to date been largely unsuccessful. We continually monitor this legislation and, depending upon our facts in the state, have either registered to collect tax (such as in New York, North Carolina, Colorado, Pennsylvania and Alabama) or have confirmed that we have no direct or indirect physical relationships with the state at the time such legislation becomes effective. Several new state legislatures are introducing similar legislation each year, and federal legislation, which could require nationwide collection from all of our customers, has also been introduced in the federal House and Senate. If the trend toward expanded nexus continues and the laws are upheld after legal challenges, we could be required to collect additional state and local sales taxes in many additional jurisdictions. Adding sales tax to our transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own two commercial buildings occupying approximately 209,000 square feet and the related land they occupy in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities, call center operations and administrative offices. We own an approximately 600,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of primarily all merchandise purchased and sold by us and for certain call center operations. Our owned real property in Eden Prairie, Minnesota and Bowling Green, Kentucky is currently pledged as collateral under our bank credit facilities. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full-power television station.
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During fiscal 2015, we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility and moved out of our leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management systems were phased into production through fiscal 2016.
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

	High	Low
Fiscal 2016
First Quarter	$1.60	$0.41
Second Quarter	2.03	0.98
Third Quarter	2.40	1.53
Fourth Quarter	2.20	1.11
Fiscal 2015
First Quarter	$6.99	$5.61
Second Quarter	6.14	2.11
Third Quarter	3.16	1.92
Fourth Quarter	3.14	1.19
Holders
As of March 24, 2017, we had approximately 700 common shareholders of record.
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
We are restricted from paying dividends on our common stock by the PNC Credit Facility and the GACP Credit Agreement, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity".
Issuer Purchases of Equity Securities
There were no authorizations for repurchase programs or repurchases made by or on behalf of us or any affiliated purchaser for shares of any class of our equity securities in any fiscal month within the fourth quarter of fiscal 2016, except as disclosed in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2016 through November 26, 2016	17,523	$1.77	—	$—
November 27, 2016 through December 31, 2016	1,090	$1.65	—	$—
January 1, 2017 through January 28, 2017	—	N/A	—	$—
Total	18,613	$1.77	—	$—

(1) The purchases in this column include 18,613 shares that were repurchased by the Company to satisfy tax withholding obligations related to vesting of restricted stock.
Sale of Unregistered Securities
During the past three fiscal years, we did not sell any equity securities that were not registered under the Securities Act, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.
Stock Performance Graph
The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) two published industry indices. The presentation compares the common stock price in the period from January 28, 2012 to January 28, 2017 to the Nasdaq Composite Index, the S&P 500 Retailing Index and the Morningstar Specialty Retail Index. The cumulative return is calculated assuming an investment of $100 on January 28, 2012, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among EVINE Live Inc., The Nasdaq Composite Index,
S&P 500 Retailing Index and the Morningstar Specialty Retail Index

ASSUMES $100 INVESTED ON JANUARY 28, 2012
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 28, 2017

	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017
EVINE Live Inc.	$100.00	$180.52	$400.65	$407.14	$79.22	$92.21
NASDAQ Composite - Total Returns	$100.00	$114.36	$149.58	$170.96	$172.16	$213.88
S&P 500 Retailing Index	$100.00	$127.09	$159.26	$191.26	$223.38	$264.82
Morningstar Specialty Retail Index	$100.00	$129.78	$153.63	$160.16	$168.30	$227.74

Equity Compensation Plan Information
The following table provides information as of January 28, 2017 for our compensation plans under which securities may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in 1st column)
Equity Compensation Plans Approved by Security Holders	2,921,109	$2.75	4,215,732	(1)

Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	2,921,109	$2.75	4,215,732
_______________________________________

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 4,215,732 shares under the 2011 Omnibus Stock Plan.

Shareholder Rights Plan
During the second quarter of fiscal 2015, we adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, we declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of our common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, we entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from us one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit.
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
The Rights will expire upon certain events described in the Rights Plan, including the close of business on the date of the third annual meeting of shareholders following the last annual meeting of our shareholders at which the Rights Plan was most recently approved by shareholders, unless the Rights Plan is re-approved by shareholders at that third annual meeting of shareholders.  However, in no event will the Rights Plan expire later than the close of business on July 13, 2025. The Plan was approved by our shareholders at the 2016 annual meeting of shareholders.
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

Item 6. Selected Financial Data
The selected financial data for the five years ended January 28, 2017 have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended
	January 28, 2017(a)	January 30, 2016(b)	January 31, 2015(c)	February 1, 2014(d)	February 2, 2013(e)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$666,213	$693,312	$674,618	$640,489	$586,820
Gross profit	241,527	238,480	245,048	230,024	212,372
Operating income (loss)	(2,018)	(8,738)	1,003	77	(23,297)
Net loss	(8,745)	(12,284)	(1,378)	(2,515)	(27,676)

Per Share Data:
Net loss per common share	$(0.15)	$(0.22)	$(0.03)	$(0.05)	$(0.57)
Net loss per common share — assuming dilution	$(0.15)	$(0.22)	$(0.03)	$(0.05)	$(0.57)
Weighted average shares outstanding:
Basic	59,785	57,004	53,459	49,505	48,875
Diluted	59,785	57,004	53,459	49,505	48,875

	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Balance Sheet Data:
Cash	$32,647	$11,897	$19,828	$29,177	$26,477
Restricted cash and investments	450	450	2,100	2,100	2,100
Current assets	207,861	199,049	200,943	195,857	170,712
Property, equipment and other assets	66,919	66,448	56,748	37,848	41,387
Total assets	274,780	265,497	257,691	233,705	212,099
Current liabilities	106,981	115,349	119,961	115,916	96,400
Other long-term obligations	86,096	73,169	53,202	39,581	38,420
Shareholders’ equity	81,703	76,979	84,528	78,208	77,279

	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands, except statistical data)
Other Data:
Gross profit	36.3%	34.4%	36.3%	35.9%	36.2%
Working capital	$100,880	$83,700	$80,982	$79,941	$74,312
Current ratio	1.9	1.7	1.7	1.7	1.8
Adjusted EBITDA (as defined)(f)	$16,225	$9,206	$22,773	$18,012	$4,494

Cash Flows:
Operating	$7,284	$(9,411)	$(1,315)	$13,953	$(8,482)
Investing	$(10,769)	$(20,364)	$(25,178)	$(11,077)	$(10,055)
Financing	$24,235	$21,844	$17,144	$(176)	$12,057
________________

(a)	Results of operations for fiscal 2016 includes executive and management transition costs of approximately $4.4 million and distribution facility consolidation and technology upgrade costs of $677,000.

(b)
Results of operations for fiscal 2015 includes executive and management transition costs of approximately $3.5 million, distribution facility consolidation and technology upgrade costs of $1.3 million and Shareholder Rights Plan costs of $446,000

(c)	Results of operations for fiscal 2014 includes activist shareholder response charges of approximately $3.5 million and executive transition costs of $5.5 million.

(d)	Results of operations for fiscal 2013 includes activist shareholder response charges of approximately $2.1 million.

(e)
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

(f)
EBITDA as defined represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses); non-cash impairment charges and write downs; activist shareholder response costs; executive and management transition costs; distribution facility consolidation and technology upgrade costs; Shareholder Rights Plan costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our television and online businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of the comparable GAAP measurement, net loss, to Adjusted EBITDA follows:

	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Net loss	$(8,745)	$(12,284)	$(1,378)	$(2,515)	$(27,676)
Adjustments:
Depreciation and amortization	11,209	10,327	8,872	12,585	13,423
Interest income	(11)	(8)	(10)	(18)	(11)
Interest expense	5,937	2,720	1,572	1,437	3,970
Income taxes	801	834	819	1,173	20
EBITDA (as defined)	$9,191	$1,589	$9,875	$12,662	$(10,274)
A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (as defined)	$9,191	$1,589	$9,875	$12,662	$(10,274)
Adjustments:
Executive and management transition costs	4,411	3,549	5,520	—	—
Distribution facility consolidation and technology upgrade costs	677	1,347	—	—	—
Activist shareholder response costs	—	—	3,518	2,133	—
Shareholder Rights Plan costs	—	446	—	—	—
Debt extinguishment	—	—	—	—	500
Non-operating gains (losses)	—	—	—	—	(100)
FCC license impairment	—	—	—	—	11,111
Non-cash share-based compensation expense	1,946	2,275	3,860	3,217	3,257
Adjusted EBITDA	$16,225	$9,206	$22,773	$18,012	$4,494

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
Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under Item 1A (Risk Factors) in this report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

Overview
Our Company
We are a multiplatform video commerce company that offers a mix of proprietary, exclusive and name brands directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. We operate a 24-hour television shopping network, Evine, which is distributed primarily on cable and satellite systems, through which we offer proprietary, exclusive and name brand merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
New Corporate Name and Branding
On November 18, 2014, we announced that we had changed our corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, our NASDAQ trading symbol also changed to EVLV from VVTV. We transitioned from doing business as "ShopHQ" and rebranded to "Evine Live", "Evine" and evine.com on February 14, 2015.

Products and Customers
Products sold on our media channel platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2016. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the years indicated by product category group.

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Merchandise Category
Jewelry & Watches	41%	39%	42%
Home & Consumer Electronics	25%	31%	30%
Beauty	16%	14%	12%
Fashion & Accessories	18%	16%	16%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our core video commerce customers — those who interact with our network and transact through television, online and mobile devices — are primarily women between the ages of 45 and 70. We also have a strong presence of male customers of similar age. We believe our customers make purchases based on our unique products, quality merchandise and value.
Company Strategy
As a multiplatform video commerce company, our strategy includes offering an exciting assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere) and name brand products using our commerce infrastructure, which includes television access to more than 87 million cable and satellite homes in the United States. We are also focused on growing our revenues, through social, mobile, online, and Over-the-Top platforms, as well as exploring online only and thoughtful bricks and mortar retailing partnerships.
Our merchandising plan is focused on delivering a balanced assortment of profitable proprietary, exclusive and name brand products presented in an engaging, entertaining, shopping-centric format. To enhance the shopping experience for our customers, we will continue to work hard to engage our customers more intelligently by leveraging the use of predictive analytics and interactive marketing to drive personalization and relevancy to each experience. In addition, we will continue to find new methods, territories, technologies and channels to distribute our video commerce programming beyond the television screen, including "live on location" entertainment and enhancing our social advertising. We believe these initiatives will position us as a multiplatform video commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed customer expectations.
Our Competition
The video commerce retail business is highly competitive and we are in direct competition with numerous retailers, including online retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within the television shopping industry include QVC (owned by Liberty Interactive Corporation), and HSN, Inc. (in whom Liberty Interactive Corporation also has a substantial interest, according to public filings), both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households, including high definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. Furthermore, in 2016, Amazon.com, Inc. ("Amazon") launched a live television program, Style Code Live, which features products that viewers can order online. This program, and any additional similar programs that Amazon may offer in the future, may compete with us. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability.
We anticipate continued competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the video commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Results for Fiscal 2016, 2015 and 2014
Consolidated net sales in fiscal 2016 were $666.2 million compared to $693.3 million in fiscal 2015, a 4% decrease. Consolidated net sales in fiscal 2015 were $693.3 million compared to $674.6 million in fiscal 2014, a 3% increase. Results of operations for fiscal 2016 include executive and management transition costs of $4.4 million and distribution facility consolidation and technology upgrade costs of $677,000. We reported an operating loss of $2.0 million and a net loss of $8.7 million for fiscal 2016. We reported an operating loss of $8.7 million and a net loss of $12.3 million for fiscal 2015. Results of operations for fiscal 2015 include executive and management transition costs of $3.5 million and distribution facility consolidation and technology upgrade costs of $1.3 million. We reported operating income of $1.0 million and a net loss of $1.4 million for fiscal 2014. Results of operations for fiscal 2014 include executive and management transition costs and activist shareholder response charges of approximately $5.5 million and $3.5 million, respectively.
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
We received gross proceeds of $10.0 million and incurred approximately $852,000 of issuance costs. The Warrants will expire on September 19, 2021 and were not exercisable until March 19, 2017. The term of each option is six months and expire on March 19, 2017, provided, however, that an option may not be exercised for the first 30 days following issuance. Each option may only be exercised once, in whole or in part, and the future potential investment offering will have a price equal to the five-day volume weighted average price per share of our common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities will be issued in the form of common stock, and one-third will be issued in the form of warrants ("Option Warrants"). These Option Warrants will have an exercise price at a 50% premium to our closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by us are all exercised, the total shares of common stock issued in connection with this offering will not be more than approximately 19.99% of our total issued and outstanding shares following such exercises.
During the fourth quarter of fiscal 2016, three investors exercised their Options. These exercises resulted in our issuance, in the aggregate, of (a) 1,646,350 shares of our common stock at a price ranging from $1.20 - $1.94 per share, resulting in aggregate proceeds of $2.5 million; and (b) five-year warrants to purchase an additional 823,175 shares of our common stock at an exercise price ranging from $1.76 - $3.00 per share and expire between November 10, 2021 and January 23, 2022. We incurred, in the aggregate, approximately $49,000 of issuance costs related to the Options exercised during the fourth quarter of fiscal 2016.
Stock Purchase Agreement
On January 31, 2017 we purchased from NBCU 4,400,000 shares of our common stock, representing approximately 6.7% of shares then outstanding, for approximately $4.9 million or $1.12 per share pursuant to a Repurchase Letter Agreement. Following the purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of our outstanding common stock. Upon the settlement, the NBCU Shareholder Agreement (as further described in Note 19, Related Party Transactions of Notes to the Consolidated Financial Statements) was terminated pursuant to the Repurchase Letter Agreement.

Prepayment on GACP Credit Agreement and PNC Credit Facility Maturity Extension
On March 21, 2017, we made a voluntary principal prepayment of $9.5 million on our GACP Credit Agreement. The principal payment was funded by a combination of cash on hand and $6.0 million from our lower interest PNC Credit Facility term loan. The PNC Credit Facility term loan funding was obtained by entering into the Eighth Amendment to the PNC Credit Facility, which among other things, authorized an increase of $6.0 million to the term loan, extended the term of the PNC Credit Facility from May 1, 2020 to March 22, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of the GACP Term Loan.
GACP Credit Agreement & PNC Credit Facility Amendment
On March 10, 2016, we entered into a five-year term loan credit and security agreement (as amended through March 21, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the term loan under the GACP Credit Agreement (the "GACP Term Loan") are being used to provide for working capital and for general corporate purposes of the Company. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%. On the same day, we entered into the sixth amendment to the PNC Credit Facility authorizing the Company to enter into the GACP Credit Agreement.
Executive & Management Transition Costs
On February 8, 2016, we announced the resignation and departure of Mark Bozek, our Chief Executive Officer, and our Executive Vice President - Chief Strategy Officer and Interim General Counsel. On August 18, 2016, we announced that Robert Rosenblatt, was appointed permanent Chief Executive Officer, effective immediately and entered into an executive employment agreement with Mr. Rosenblatt. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2016, we recorded charges to income of $4.4 million, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our 2016 executive and management transition.
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
On June 22, 2014, Keith R. Stewart resigned as both a member of our board of directors and as our Chief Executive Officer. In conjunction with the Chief Executive Officer's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, we recorded charges to income of $5.5 million during fiscal 2014, relating primarily to severance payments which the Chief Executive Officer was entitled to in accordance with the terms of his employment agreement; severance payments for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with our 2014 executive and management transition.
Distribution Facility Expansion, Consolidation and Technology Upgrade Costs
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During fiscal 2015, we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility and moved out of our leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management system were phased into production through fiscal 2016. Total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, we incurred approximately $677,000 in incremental expenses during fiscal 2016 related primarily to increased labor and training costs associated with our warehouse management system migration. For fiscal 2015, we incurred approximately $1.3 million in incremental expenses related primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

Activist Shareholder Response Costs
In October of 2013, we received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of our bylaws. We retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, we recorded charges to income in fiscal 2014 totaling $3.5 million, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses.

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended (a)
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%	100.0%
Gross margin	36.3%	34.4%	36.3%
Operating expenses:
Distribution and selling	31.1%	30.3%	30.0%
General and administrative	3.5%	3.5%	3.6%
Depreciation and amortization	1.2%	1.2%	1.3%
Executive and management transition costs	0.7%	0.5%	0.8%
Distribution facility consolidation and technology upgrade costs	0.1%	0.2%	—%
Activist shareholder response costs	—%	—%	0.5%
Total operating expenses	36.6%	35.7%	36.2%
Operating income (loss)	(0.3)%	(1.3)%	0.1%
Interest expense, net	(0.9)%	(0.4)%	(0.2)%
Loss before income taxes	(1.2)%	(1.7)%	(0.1)%
Income taxes	(0.1)%	(0.1)%	(0.1)%
Net loss	(1.3)%	(1.8)%	(0.2)%

Key Operating Metrics

	Year Ended (a)
	January 28, 2017	Change	January 30, 2016	Change	January 31, 2015
Merchandise Metrics
Gross margin %	36.3%	190 bps	34.4%	(190) bps	36.3%
Net shipped units (000's)	10,263	4%	9,853	9%	9,055
Average selling price	$57	(11)%	$64	(4)%	$67
Return rate	19.4%	(40) bps	19.8%	(170) bps	21.5%
Digital net sales % (b)	49.5%	260 bps	46.9%	230 bps	44.6%
Total Customers - 12 Month Rolling (000's)	1,429	(0)%	1,436	(1)%	1,446
(a) The Company’s most recently completed fiscal year, fiscal 2016, ended on January 28, 2017, and consisted of 52 weeks. Fiscal 2015 ended on January 30, 2016 and consisted of 52 weeks. Fiscal 2014 ended on January 31, 2015 and consisted of 52 weeks.
(b) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Our 24-hour television shopping networks, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes, or full time equivalent subscribers, during fiscal 2016, fiscal 2015 and fiscal 2014.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, will ensure that Evine is available wherever and whenever our customers choose to shop.
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
Cable and Satellite Distribution Agreements
We have entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television programming over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the cable operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
As of January 28, 2017, the direct ownership of NBCU (which is indirectly owned by Comcast) in the Company consisted of 7,141,849 shares of common stock. Subsequent to fiscal 2016, we repurchased 4,400,000 shares of our common stock from NBCU on January 31, 2017. Following the purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock. We have a significant cable distribution agreement with Comcast and believe that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units during fiscal 2016 increased 4% from fiscal 2015 to 10.3 million from 9.9 million. The number of net shipped units during fiscal 2015 increased 9% from fiscal 2014 to 9.9 million from 9.1 million. The increase in units shipped during fiscal 2016 reflects the continued broadening of our merchandise assortment, a decline in our average selling price (as discussed below) and strong performance in our fashion & accessories and beauty product categories.
Average Selling Price
The average selling price, or ASP, per net unit was $57 in fiscal 2016, an 11% decrease from fiscal 2015. The decrease in the ASP during fiscal 2016 was primarily driven by a sales mix shift into fashion & accessories and beauty product categories, which typically have lower average selling prices, and out of our home & consumer electronics product category as well as broad based ASP decreases within most product categories. These ASP decreases contributed to our increase in net shipped units of 4%. For fiscal 2015, the ASP was $64, a 4% decrease from fiscal 2014. The decrease in ASP during fiscal 2015 was primarily due to markdowns taken in our home & consumer electronics product category and strong sales growth within our beauty and fashion & accessories product categories, which typically have lower average selling prices. These ASP decreases contributed to our increase in net shipped units by 9% during fiscal 2015.
Return Rates
Our return rate was 19.4% in fiscal 2016 as compared to 19.8% in fiscal 2015, a 40 basis point ("bps") decrease. The decrease in the return rate was driven primarily by rate improvements in our fashion & accessories, beauty and home & consumer electronics categories. We believe that the decreases in the category return rates were driven by the decreases in ASP as described above, improved quality of merchandise and improvements in the execution of our returns policy, partially offset by an increase in our jewelry sales mix, which typically has a higher return rate. Our return rate was 19.8% in fiscal 2015 compared to 21.5% in fiscal 2014, a 170 bps decrease. The decrease in the fiscal 2015 return rate was primarily driven by rate decreases across all our merchandise categories, as well as a reduction in our jewelry sales mix, which typically has a higher return rate. The decreases in the category return rates were driven by the decreases in ASP as described above and improvements in the execution of our returns policy. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months, as of January 28, 2017, was relatively flat at 1,429,000. Our customer file experienced growth in our wearables categories compared to customers within our consumer electronics customer file, which decreased in fiscal 2016. As a result of our efforts during fiscal 2016 to re-balance our merchandising mix, we believe our twelve-month customer file is now comprised of customers who have a significantly higher purchase frequency and lifetime value. Total customers purchasing decreased 1% to 1,436,000 during fiscal 2015 from 1,446,000 in fiscal 2014. The slight decrease was driven by a reduction in new customers over the prior year, partially offset by an increase in our retention of current customers.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2016 were $666.2 million, a 4% decrease over consolidated net sales of $693.3 million for fiscal 2015. The decrease in consolidated net sales was driven primarily by a 53% decrease in our consumer electronics category as part of our strategy to proactively eliminate low contribution margin consumer electronics merchandise, such as the hoverboard, as we shift our airtime and product mix to higher margin product categories. These decreases were offset by growth in our wearable categories, which include jewelry & watches, beauty and fashion & accessories product categories. In addition, we also experienced an increase in shipping and handling revenue as a result of more disciplined shipping promotions during the year. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 49.5% in fiscal 2016 as compared to 46.9% in fiscal 2015. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the period was driven by our recent digital marketing initiatives and strong performance of online promotions. Our mobile penetration increased to 45.4% of total online sales during fiscal 2016 versus 42.3% of total online sales during fiscal 2015.
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2015 were $693.3 million, a 3% increase over consolidated net sales of $674.6 million for fiscal 2014. The increase in consolidated net sales was driven primarily by strong growth in our beauty, fashion & accessories and home & consumer electronics product categories and increased customer purchase frequency. These increases were offset by a net sales decrease in our jewelry & watches category as we shifted our product mix from jewelry in favor of home & consumer electronics, beauty and fashion & accessories. In addition, we also experienced a decrease in shipping and handling revenue due to increased promotional shipping offers made to remain competitive. Our digital sales penetration, or the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 46.9% in fiscal 2015 as compared to 44.6% in fiscal 2014. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during fiscal 2015 was driven by higher mobile sales as a result of our new mobile site and application launched late in fiscal 2014. Our mobile penetration increased to 42.3% of total online sales during fiscal 2015 versus 33.5% of total online sales during fiscal 2014. We believe that the increase experienced in our mobile penetration during fiscal 2015 was due to the rollout of our new mobile site and application launched in fiscal 2014 and the overall increase in consumers' use of tablets and mobile devices for retail purchases since 2014.
Gross Profit
Gross profit for fiscal 2016 was $241.5 million, an increase of 1%, compared to $238.5 million for fiscal 2015. The increase in gross profit experienced during fiscal 2016 was primarily driven by higher gross margin percentages experienced, offset by a 4% decrease in consolidated net sales. Gross profit for fiscal 2015 was $238.5 million, a decrease of 3%, compared to $245.0 million for fiscal 2014. The decrease in the gross profits experienced during fiscal 2015 was driven by lower gross margin percentages experienced across our product categories. Gross margin percentages for fiscal 2016, fiscal 2015 and fiscal 2014 were 36.3%, 34.4% and 36.3% respectively, representing a 190 bps increase from fiscal 2015 to fiscal 2016, and a 190 bps decrease from fiscal 2014 to fiscal 2015. The increase in the gross margin percentage experienced in fiscal 2016 reflects the following: a 150 basis point increase due to a shift in product mix from consumer electronics to beauty and fashion & accessories, which typically have higher margins; a 70 basis point increase due to higher shipping and handling margins achieved as a result of more disciplined shipping promotions, partially offset by a 20 basis point decrease attributable to increased fulfillment depreciation as a result of upgrades made to our Bowling Green facility. The decrease in the gross margin percentage experienced in fiscal 2015 reflects the following: a 110 basis point margin decrease attributable to reduced gross profit rates within the jewelry & watches and home product categories and other markdowns taken fiscal 2015; a 30 basis point margin decrease attributable to reduced margins due to a shift in product mix from jewelry & watches in favor of consumer electronics, which typically have a lower margin, partially offset by a positive mix into beauty and fashion; a 20 basis point margin decrease attributable to reduced shipping and handling margin due to increased shipping promotions (as discussed above); and a 20 basis point margin decrease attributable to increased fulfillment depreciation due to the expansion and upgrades made to our Bowling Green facility and placed in service during fiscal 2015.
Operating Expenses
Total operating expenses were $243.5 million, $247.2 million and $244.0 million for fiscal 2016, fiscal 2015 and fiscal 2014 respectively, representing a decrease of $3.7 million or 1% from fiscal 2015 to fiscal 2016, and an increase of $3.2 million, or 1% from fiscal 2014 to fiscal 2015. Total operating expenses as a percentage of net sales were 36.6%, 35.7% and 36.2% for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Total operating expense for fiscal 2016 includes executive and management transition costs of $4.4 million and distribution facility consolidation and technology upgrade costs of $677,000. Total operating expenses for fiscal 2015 includes executive and management transition costs of $3.5 million and distribution facility consolidation and technology upgrade costs of $1.3 million. Total operating expenses for fiscal 2014 includes activist shareholder response charges of $3.5 million and executive transition costs of $5.5 million. Excluding executive and management transition costs, distribution facility consolidation and technology upgrade costs and shareholder activist response, total operating expenses as a percentage of net sales were 35.8%, 35.0% and 34.8% for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Distribution and selling expense for fiscal 2016 decreased $2.3 million, or 1%, to $207.0 million or 31.1% of net sales compared to $209.3 million or 30.3% of net sales in fiscal 2015. Distribution and selling expense decreased during fiscal 2016 due to decreased program distribution expense of $2.6 million relating to contract negotiations and channel positioning, partially offset by the launch of Evine Too and broadened HD carriage. The decrease over the comparable period was also due to a decreased salaries and wages of $1.2 million, decreased rebranding expense of $260,000, decreased production expenses of $256,000 and decreased accrued incentive compensation of $169,000, offset by an increase in variable expense of $1.9 million and increased online selling and search fees of $444,000. The increase in variable costs was primarily driven by increased variable fulfillment and customer service salaries and wages of $2.7 million and increased variable credit card processing fees and credit expenses of $567,000, partially offset by decreased customer services telecommunications service expense of $1.1 million and decreased Bowling Green rent expense of $221,000. Total variable expenses during fiscal 2016 were approximately 9.9% of total net sales versus 9.2% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales was primarily due to a 4% increase in net shipped units compared with a 4% decrease in consolidated net sales and the 11% decline in our average selling price during fiscal 2016.
Distribution and selling expense for fiscal 2015 increased $6.7 million, or 3%, to $209.3 million, or 30.3% of net sales compared to $202.6 million or 30.0% of net sales in fiscal 2014. Distribution and selling expense increased during fiscal 2015 primarily due to increased program distribution expense of $2.3 million relating to a 1% increase in average homes reached during fiscal 2015 and investments made in the fourth quarter of fiscal 2015 to increase our HD channel carriage. The increase over the comparable period was also due to an increase in variable salaries and wages of $4.4 million, increased customer service and telecommunication expense of $1.1 million, increased online selling and search fees of $1.9 million, production expenses of $531,000 and rebranding expense of $260,000, offset by decreased accrued incentive compensation of $2.7 million, decreased share based compensation of $654,000 and decreased credit card processing fees and credit expenses of $304,000. Total variable expenses in fiscal 2015 were approximately 9.2% of total net sales versus approximately 8.7% of total net sales in fiscal 2014. The increase in variable expense as a percentage of net sales was primarily due to a 9% increase in net shipped units compared with a 3% increase in consolidated net sales and the 4% decline in our average selling price during fiscal 2015.
To the extent that our average selling price continues to decline, our variable expense as a percentage of net sales could continue to increase as the number of our shipped units increase. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for fiscal 2016 decreased $1.1 million, or 5%, to $23.4 million, or 3.5% of net sales compared to $24.5 million or 3.5% of net sales in fiscal 2015. General and administrative expense decreased during fiscal 2016 primarily as a result of a decrease in costs incurred for the implementation of our Shareholder Rights Plan of $446,000, decreased share-based compensation expense of $324,000, decreased professional fees of $260,000 and decreased rebranding expense of $115,000. General and administrative expense for fiscal 2015 increased $0.5 million, or 2%, to $24.5 million or 3.5% of net sales compared to $24.0 million or 3.6% of net sales in fiscal 2014. General and administrative expense increased from fiscal 2014 primarily as a result of increased costs associated with leased software, maintenance contracts and telecommunication of $940,000, costs incurred for the implementation of our Shareholder Rights Plan of $446,000, professional and legal fees of $419,000, personal property taxes of $222,000, executive travel expenses of $135,000 and reduced 2014 year to date expense of $135,000 related to a property easement payment received in fiscal 2014. These increases were offset by decreased share-based compensation expense of $1.0 million relating to our former chief executive officer's transition and new board member equity grants made in the second quarter of fiscal 2014 and decreased salary and accrued incentive compensation expenses of $861,000.

Depreciation and amortization expense was $8.0 million, $8.5 million and $8.4 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, representing a decrease of $433,000, or 5% from fiscal 2015 to fiscal 2016 and an increase of $29,000, or 0.3% from fiscal 2014 to fiscal 2015. Depreciation and amortization expense as a percentage of net sales was 1.2% for fiscal 2016, 1.2% for fiscal 2015 and 1.3% for fiscal 2014. The decrease in depreciation and amortization expense of $433,000 during fiscal 2016 was primarily due to decreased depreciation expense of $464,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense of $30,000. The marginal increase in depreciation and amortization expense during fiscal 2015 was primarily due to increased amortization expense of $43,000, related to the trademark and brand name intangible asset, "Evine".
Operating Income (Loss)
We reported an operating loss of $2.0 million in fiscal 2016 compared to an operating loss of $8.7 million for fiscal 2015, representing a $6.7 million improvement. Our operating results increased during fiscal 2016 primarily as a result of increased gross profit, a decrease in distribution and selling, a decrease in general and administrative, a decrease in distribution facility consolidation and technology upgrade costs, and a decrease in depreciation and amortization expense, offset by an increase in executive and management transition costs.
We reported an operating loss of $8.7 million for fiscal 2015 compared to operating income of $1.0 million for fiscal 2014, representing a decrease of $9.7 million. Our operating results decreased during fiscal 2015 primarily as a result of decreased gross profit and an increase in distribution and selling and distribution facility consolidation and technology upgrade costs, offset by a decrease in executive and management transition costs and elimination of activist shareholder response costs (as noted above).
Net Loss
For fiscal 2016, we reported a net loss of $8.7 million or $0.15 per basic and dilutive share, on 59,784,594 weighted average common shares outstanding. For fiscal 2015 we reported a net loss of $12.3 million or $0.22 per basic and dilutive share, on 57,004,321 weighted average common shares outstanding. For fiscal 2014, we reported a net loss of $1.4 million, or $0.03 per basic and dilutive share, on 53,458,662 weighted average common shares outstanding. Net loss for fiscal 2016 includes executive and management transition costs of $4.4 million and distribution facility consolidation and technology upgrade costs of $677,000 and interest expense of $5.9 million, relating primarily to interest on our credit facilities. Net loss for fiscal 2015 includes executive and management transition costs of $3.5 million and distribution facility consolidation and technology upgrade costs of $1.3 million and interest expense of $2.7 million, relating primarily to interest on outstanding advances under the PNC Credit Facility and the amortization of fees paid to obtain the PNC Credit Facility. Net loss for fiscal 2014 includes costs related to an activist shareholder response costs of approximately $3.5 million, executive transition costs of $5.5 million and interest expense of $1.6 million, relating primarily to interest on outstanding advances under the PNC Credit Facility and the amortization of fees paid to obtain the PNC Credit Facility.
For fiscal 2016, net loss reflects an income tax provision of $801,000. The fiscal 2016 tax provision includes a non-cash charge of approximately $788,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining fiscal 2016 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2015, net loss reflects an income tax provision of $834,000. The fiscal 2015 tax provision includes a non-cash charge of approximately $788,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining fiscal 2015 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2014, net loss reflects an income tax provision of $819,000. The fiscal 2014 tax provision includes a non-cash charge of approximately $788,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining fiscal 2014 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the losses recorded during fiscal 2016, fiscal 2015 and fiscal 2014 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Financial Condition, Liquidity and Capital Resources
As of January 28, 2017, we had cash of $32.6 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility and GACP Credit Agreement, we are required to maintain a minimum of $10 million of unrestricted cash plus facility availability at all times. As our unused line availability is greater than $10 million at January 28, 2017, no additional cash is required to be restricted. As of January 30, 2016, we had cash of $11.9 million and had restricted cash and investments of $450,000. During fiscal 2016, working capital increased $17.2 million to $100.9 million compared to working capital of $83.7 million for fiscal 2015. The current ratio (our total current assets over total current liabilities) was 1.9 at January 28, 2017 and 1.7 at January 30, 2016.
Sources of Liquidity
Our principal source of liquidity is our available cash of $32.6 million as of January 28, 2017, which was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through March 21, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which we have drawn to fund improvements at our distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
As of January 28, 2017, the Company had borrowings of $59.9 million under its revolving line of credit. As of January 28, 2017, the term loan under the PNC Credit Facility had $10.6 million outstanding and was used to fund our expansion initiative of which $2.3 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of January 28, 2017 was approximately $19.8 million, and provides liquidity for working capital and general corporate purposes. In addition, as of January 28, 2017, our unrestricted cash plus facility availability was $52.5 million, and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year.
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
GACP Term Loan
On March 10, 2016, we entered into a term loan credit and security agreement (as amended through March 21, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the GACP

Term Loan are being used for working capital and general corporate purposes and to help strengthen our total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of our Boston television station FCC license and on a second lien priority basis by our accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement.
The GACP Credit Agreement contains customary covenants and conditions, which are consistent with the covenants and conditions under the PNC Credit Agreement, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $18 million. In addition, the GACP Credit Agreement places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of January 28, 2017, we were in compliance with applicable financial covenants of the GACP Credit Agreement and expect to be in compliance with applicable financial covenants over the next twelve months.
Prepayment on GACP Credit Agreement and PNC Credit Facility Maturity Extension
Subsequent to year end, on March 21, 2017, we made a voluntary principal prepayment of $9.5 million on our GACP Credit Agreement. The principal payment was funded by a combination of cash on hand and $6.0 million from our lower interest PNC Credit Facility term loan. The PNC Credit Facility term loan funding was obtained by entering into the Eighth Amendment to the PNC Credit Facility, which among other things, authorized an increase of $6.0 million to the term loan, extended the term of the PNC Credit Facility from May 1, 2020 to March 22, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of the GACP Term Loan.
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
We received gross proceeds of $10.0 million and incurred approximately $852,000 of issuance costs. The Warrants will expire on September 19, 2021 and were not exercisable until March 19, 2017. The term of each option is six months and expire on March 19, 2017, provided, however, that an option may not be exercised for the first 30 days following issuance. Each option may only be exercised once, in whole or in part, and the future potential investment offering will have a price equal to the five-day volume weighted average price per share of our common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities will be issued in the form of common stock, and one-third will be issued as Option Warrants. These Option Warrants will have an exercise price at a 50% premium to our closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by us are all exercised, the total shares of common stock issued in connection with this offering will not be more than approximately 19.99% of our total issued and outstanding shares following such exercises.
During the fourth quarter of fiscal 2016, three investors exercised their Options. These exercises resulted in our issuance, in the aggregate, of (a) 1,646,350 shares of our common stock at a price ranging from $1.20 - $1.94 per share, resulting in aggregate proceeds of $2.5 million; and (b) five-year warrants to purchase an additional 823,175 shares of our common stock at an exercise price ranging from $1.76 - $3.00 per share and expire between November 10, 2021 and January 23, 2022. The Company incurred, in the aggregate, approximately $49,000 of issuance costs related to the Options exercised during the fourth quarter of fiscal 2016.
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
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During fiscal 2015, we expanded our 262,000 square foot facility to an approximately 600,000 square foot facility and moved out of our leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management systems were phased into production through fiscal 2016. The total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facilities. We believe that our existing cash balances will be sufficient to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, and operating leases totaling approximately $280.6 million over the next five fiscal years.
For fiscal 2016, net cash provided by operating activities totaled $7.3 million compared to net cash used for operating activities of $9.4 million and $1.3 million in fiscal 2015 and fiscal 2014, respectively. Net cash provided by operating activities for fiscal 2016 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, long-term deferred income taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash provided by operating activities for fiscal 2016 reflects a decrease in accounts receivable and prepaid expenses; partially offset by a decrease in accounts payable and accrued liabilities and an increase in inventory. Accounts receivable decreased primarily due to lower sales levels, as well as a slight decrease in the utilization of our ValuePay installment program. Inventory increased as a result of our decrease in sales, particularly in the consumer electronics category, which is primarily drop-shipped from our vendors. This product category shift away from consumer electronics required the need to carry additional inventory on-hand to service expected demand. Accounts payable and accrued liabilities decreased during fiscal 2016 primarily due to a decrease in inventory accounts payable as a result of the timing of inventory receipts at the end of fiscal 2016 compared to the end of fiscal 2015, offset by an increase in accrued cable distribution fees due to the timing of payments.
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
Net cash used for investing activities totaled $10.8 million for fiscal 2016 compared to net cash used for investing activities of $20.4 million for fiscal 2015 and net cash used for investing activities of $25.2 million in fiscal 2014. Expenditures for property and equipment were $10.3 million in fiscal 2016 compared to $22.0 million in fiscal 2015 and $25.1 million in fiscal 2014. The decrease in capital expenditures in fiscal 2016 primarily relates to expenditures made in connection with our distribution facility expansion, which totaled $10.1 million and $14.9 million during fiscal 2015 and fiscal 2014, respectively. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, including high definition equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment, including equipment to broadcast in high definition; and related computer equipment associated with the expansion of our television shopping business and multiplatform video commerce initiatives. During fiscal 2016, we paid $508,000 for the acquisition of an online watch retailer. During fiscal 2015, we decreased our restricted cash and investment collateral balance by $1.7 million.
Net cash provided by financing activities totaled $24.2 million in fiscal 2016 and related primarily to proceeds from the GACP term loan of $17.0 million and proceeds from the issuance of common stock and warrants of $12.5 million, partially offset by principal payments on the term loans of $2.9 million, payments for deferred financing costs of $1.5 million, payments for common stock issuance costs of $786,000, payments for restricted stock issuance of $46,000 and capital lease payments of $39,000. Net cash provided by financing activities totaled $21.8 million in fiscal 2015 and related primarily to proceeds from the revolving loan under the PNC Credit Facility of $19.2 million, proceeds from the term loan under the PNC Credit Facility of $2.8 million and proceeds from the exercise of stock options of $2.5 million, partially offset by payments on the term loan of $2.1 million, payments for deferred financing costs of $537,000 and capital lease payments of $52,000. Net cash provided by financing activities totaled $17.1 million in fiscal 2014 and related primarily to proceeds of the term loan under the PNC Credit Facility of $12.2 million, proceeds of the revolving loan under the PNC Credit Facility of $2.7 million and proceeds from the exercise of stock option of $2.8 million, partially offset by payments for deferred financing costs of $307,000, principal payments on the term loan of $145,000 and capital lease payments of $50,000.

Financial Covenants
The PNC Credit Facility and GACP Credit Agreement contain~~s~~ customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility and GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $18.0 million or upon an event of default. As of January 28, 2017, our unrestricted cash plus facility availability was $52.5 million, and we were in compliance with applicable financial covenants of the PNC Credit Facility and GACP Credit Agreement and expect to be in compliance with applicable financial covenants over the next twelve months.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.

Contractual Cash Obligations and Commitments
The following table summarizes our obligations and commitments as of January 28, 2017, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Cable and satellite agreements (a)	$75,704	$59,946	$15,758	$—	$—
Long term credit facilities (b)	95,539	5,805	76,713	13,021	—
Operating leases	4,662	1,944	2,718	—	—
Employment agreements	2,686	2,263	423	—	—
Purchase order obligations	102,002	102,002	—	—	—
Total	$280,593	$171,960	$95,612	$13,021	$—

_______________________________________

(a)
Future cable and satellite payment commitments are based on subscriber levels as of January 28, 2017 and commitments entered into as of the date of this report. Future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease, or with changes in channel position. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

(b)	Includes interest on variable rate debt estimated using the rate in effect as of January 28, 2017.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 28, 2017. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Recently Issued Accounting Pronouncements
See Note 2 - "Summary of Significant Accounting Policies" in the Notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

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
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.   We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 70% to 75%. As of January 28, 2017 and January 30, 2016, we had approximately $91.8 million and $108.9 million, respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable, which is primarily related to our ValuePay program, for fiscal 2016, fiscal 2015 and fiscal 2014 was $11.9 million, $11.8 million and $13.0 million, respectively. Based on our fiscal 2016 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television shopping and online net sales would have an impact of approximately $3.3 million on consolidated distribution and selling expense.

•
Inventory.  We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of January 28, 2017 and January 30, 2016, we had inventory balances of $70.2 million and $65.8 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the following factors: age of the inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost. In determining appropriate reserve percentages, we look at our historical write off experience, the specific merchandise categories affected, our historic recovery percentages on various methods of liquidations, forecasts of future product airings and current markdown processes. Provision for excess and obsolete inventory for fiscal 2016, fiscal 2015 and fiscal 2014 was $5.6 million, $7.2 million and $3.8 million, respectively. Based on our fiscal 2016 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $559,000 on consolidated gross profit.

•
Product returns.  We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and online sales were 19.4% in fiscal 2016, 19.8% in fiscal 2015, and 21.5% in fiscal 2014. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for future product returns, included in accrued liabilities in the accompanying balance sheets at the end of fiscal 2016 and fiscal 2015 were $3.7 million and $4.7 million, respectively. Based on our fiscal 2016 sales returns, a one-point increase or decrease in our television and online sales returns rate would have had an impact of approximately $3.2 million on gross profit.

•
FCC broadcasting license.  As of January 28, 2017 and January 30, 2016, we have recorded an intangible FCC broadcasting license asset totaling $12.0 million, as a result of our acquisition of Boston television station WWDP TV in fiscal 2003. We annually review our FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. We estimated the fair value of our FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. We also consider comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. While we believe that our estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation. In addition, due to the illiquid nature of this asset, our valuation for this license could be materially different if we were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.

•
Deferred taxes.  We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of January 28, 2017 and January 30, 2016, we recorded a valuation allowance of approximately $135.7 million and $130.1 million, respectively, for our net deferred tax assets, including net operating loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2016, fiscal 2015 and fiscal 2014. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of allowances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have exposure to interest rate risk under the PNC Credit Facility and the GACP Credit Agreement. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Sources of Liquidity” above for a discussion of the PNC Credit Facility and the GACP Credit Agreement. Changes in market interest rates could impact the level of interest expense and income earned on our cash portfolio. Based on our indebtedness in fiscal 2016, and assuming no changes to our consolidated balance sheet at January 28, 2017, a hypothetical increase in LIBOR by 100 basis points would increase our interest expense by $832,000, or 15%, compared to fiscal 2016.  A hypothetical 78 basis point (as of January 28, 2017, the 30 day LIBOR rate was 0.78%) decrease in LIBOR would decrease our interest expense by $550,000, or 10%, compared to fiscal 2016.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF EVINE Live Inc.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of EVINE Live Inc. and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVINE Live Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 29, 2017

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 28, 2017	January 30, 2016
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$32,647	$11,897
Restricted cash and investments	450	450
Accounts receivable, net	99,062	114,949
Inventories	70,192	65,840
Prepaid expenses and other	5,510	5,913
Total current assets	207,861	199,049
Property & equipment, net	52,715	52,629
FCC broadcasting license	12,000	12,000
Other assets	2,204	1,819
TOTAL ASSETS	$274,780	$265,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,796	$77,779
Accrued liabilities	37,858	35,342
Current portion of long term credit facilities	3,242	2,143
Deferred revenue	85	85
Total current liabilities	106,981	115,349
Other long term liabilities	428	164
Deferred tax liability	3,522	2,734
Long term credit facilities	82,146	70,271
Total liabilities	193,077	188,518
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 100,000,000 shares authorized; 65,192,314 and 57,170,245 shares issued and outstanding	652	571
Additional paid-in capital	436,962	423,574
Accumulated deficit	(355,911)	(347,166)
Total shareholders’ equity	81,703	76,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$274,780	$265,497
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands, except share and per share data)
Net sales	$666,213	$693,312	$674,618
Cost of sales	424,686	454,832	429,570
Gross profit	241,527	238,480	245,048
Operating expense:
Distribution and selling	207,030	209,328	202,579
General and administrative	23,386	24,520	23,983
Depreciation and amortization	8,041	8,474	8,445
Executive and management transition costs	4,411	3,549	5,520
Distribution facility consolidation and technology upgrade costs	677	1,347	—
Activist shareholder response costs	—	—	3,518
Total operating expense	243,545	247,218	244,045
Operating income (loss)	(2,018)	(8,738)	1,003
Other income (expense):
Interest income	11	8	10
Interest expense	(5,937)	(2,720)	(1,572)
Total other expense, net	(5,926)	(2,712)	(1,562)
Loss before income taxes	(7,944)	(11,450)	(559)
Income tax provision	(801)	(834)	(819)
Net loss	$(8,745)	$(12,284)	$(1,378)
Net loss per common share	$(0.15)	$(0.22)	$(0.03)
Net loss per common share — assuming dilution	$(0.15)	$(0.22)	$(0.03)
Weighted average number of common shares outstanding:
Basic	59,784,594	57,004,321	53,458,662
Diluted	59,784,594	57,004,321	53,458,662
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
	(In thousands, except share data)
BALANCE, February 1, 2014	49,844,253	$498	$533	$410,681	$(333,504)	$78,208
Net loss	—	—	—	—	(1,378)	(1,378)
Common stock issuances pursuant to equity compensation plans	1,366,827	13	—	2,781	—	2,794
Share-based payment compensation	—	—	—	3,860	—	3,860
Common stock issuance - warrant exercise	5,058,741	51	(533)	482	—	—
Common stock issuance	178,842	2	—	1,042	—	1,044
BALANCE, January 31, 2015	56,448,663	564	—	418,846	(334,882)	84,528
Net loss	—	—	—	—	(12,284)	(12,284)
Common stock issuances pursuant to equity compensation plans	721,582	7	—	2,453	—	2,460
Share-based payment compensation	—	—	—	2,275	—	2,275
BALANCE, January 30, 2016	57,170,245	571	—	423,574	(347,166)	76,979
Net loss	—	—	—	—	(8,745)	(8,745)
Common stock issuances pursuant to equity compensation plans	423,338	5	—	(51)	—	(46)
Share-based payment compensation	—	—	—	1,946	—	1,946
Common stock and warrant issuance	7,598,731	76	—	11,493	—	11,569
BALANCE, January 28, 2017	65,192,314	$652	$—	$436,962	$(355,911)	$81,703
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(8,745)	$(12,284)	$(1,378)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	11,209	10,327	8,872
Share-based payment compensation	1,946	2,275	3,860
Amortization of deferred revenue	(86)	(85)	(86)
Amortization of deferred financing costs	558	271	231
Deferred income taxes	788	788	788
Changes in operating assets and liabilities:
Accounts receivable, net	15,978	(2,674)	(4,889)
Inventories	(3,181)	(4,384)	(10,294)
Prepaid expenses and other	423	(565)	815
Accounts payable and accrued liabilities	(11,606)	(3,080)	766
Net cash provided by (used for) operating activities	7,284	(9,411)	(1,315)
INVESTING ACTIVITIES:
Property and equipment additions	(10,261)	(22,014)	(25,119)
Cash paid for acquisition	(508)	—	—
Purchase of Evine trademark	—	—	(59)
Change in restricted cash and investments	—	1,650	—
Net cash used for investing activities	(10,769)	(20,364)	(25,178)
FINANCING ACTIVITIES:
Proceeds of term loans	17,000	2,849	12,152
Proceeds from issuance of common stock and warrants	12,470	—	—
Proceeds from issuance of revolving loans	—	19,200	2,700
Proceeds from exercise of stock options	—	2,460	2,794
Payments on term loans	(2,852)	(2,076)	(145)
Payments for deferred financing costs	(1,512)	(537)	(307)
Payments for common stock issuance costs	(786)	—	—
Payments on capital leases	(39)	(52)	(50)
Payments for restricted stock issuance	(46)	—	—
Net cash provided by financing activities	24,235	21,844	17,144
Net increase (decrease) in cash	20,750	(7,931)	(9,349)
BEGINNING CASH	11,897	19,828	29,177
ENDING CASH	$32,647	$11,897	$19,828

The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

(1)  The Company
EVINE Live Inc. and its subsidiaries ("we," "our," "us," "Evine," or the "Company") are collectively a multiplatform video commerce company that offers a mix of proprietary, exclusive and name brand merchandise directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. The Company operates a 24-hour television shopping network, Evine, which is distributed primarily on cable and satellite systems, through which it offers proprietary, exclusive and name brand merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. Orders are taken via telephone, online and mobile channels. The television network is distributed in over 87 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live online at evine.com and is also available on mobile channels. Programming is also distributed through a Company-owned full-power television station in Boston, Massachusetts and through leased carriage on a full-power television station in Seattle, Washington.
The Company also operates evine.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise. The live programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
On November 18, 2014, the Company announced that it had changed its corporate name to EVINE Live Inc. from ValueVision Media, Inc. Effective November 20, 2014, the Company's NASDAQ trading symbol also changed to EVLV from VVTV. The Company transitioned from doing business as "ShopHQ" to "Evine Live", "Evine" and evine.com on February 14, 2015.

(2)  Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2016, ended on January 28, 2017, and consisted of 52 weeks. Fiscal 2015 ended on January 30, 2016 and consisted of 52 weeks. Fiscal 2014 ended on January 31, 2015 and consisted of 52 weeks.
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
Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $6,022,000 at January 28, 2017 and $6,870,000 at January 30, 2016. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of January 28, 2017 and January 30, 2016, the Company had approximately $91,839,000 and $108,921,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable primarily related to the Company’s ValuePay program were $11,949,000, $11,795,000 and $13,007,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges, distribution facility depreciation and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $9,557,000, $10,730,000 and $10,984,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.
Cash
Cash consists of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash.
Restricted Cash and Investments
The Company had restricted cash and investments of $450,000 for both fiscal 2016 and fiscal 2015, respectively. The Company’s restricted cash and investments consist of certificates of deposit. Interest income is recognized when earned.
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated at the lower of average cost or net realizable value, giving consideration to obsolescence provision write downs of $5,589,000, $7,172,000 and $3,838,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and online advertising, including amounts paid to online search engine operators and customer mailings. Total marketing and advertising costs and online search marketing fees totaled $3,723,000, $3,300,000 and $1,946,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
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
Intangible Assets
The Company’s primary identifiable intangible assets include an FCC broadcast license; an Evine trademark and brand name; and an acquired online watch retailer customer list and trade name. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.
Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted. The estimated grant date fair value of each stock-based award is recognized as compensation over the requisite service period, which is generally the vesting period. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net loss (a)	$(8,745,000)	$(12,284,000)	$(1,378,000)
Weighted average number of common shares outstanding — Basic	59,784,594	57,004,321	53,458,662
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—
Weighted average number of common shares outstanding — Diluted	59,784,594	57,004,321	53,458,662

Net loss per common share	$(0.15)	$(0.22)	$(0.03)
Net loss per common share — assuming dilution	$(0.15)	$(0.22)	$(0.03)
(a) The net losses for fiscal 2016, fiscal 2015 and fiscal 2014 includes executive and management transition costs of $4,411,000, $3,549,000 and $5,520,000, respectively. In addition, fiscal 2016 and fiscal 2015 includes distribution facility consolidation and technology upgrade costs of $677,000 and $1,347,000, respectively. The net loss for fiscal 2014 includes activist shareholder response charges $3,518,000.
(b) For fiscal 2016, fiscal 2015 and fiscal 2014, approximately 119,000, -0- and 3,118,000, respectively, incremental in-the-money potentially dilutive common share stock options and, with respect to fiscal 2016, warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments. The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $85 million Credit Facilities are estimated based on rates available to the Company for issuance of debt. As of January 28, 2017 and January 30, 2016, the Company's Credit Facilities had a carrying amount and an estimated fair value of $85 million and $72 million, respectively.
Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets and intangible FCC broadcasting license asset, which are remeasured when estimated fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust its carrying value to fair value except in the event of impairment. If the Company determines that impairment has occurred, the carrying value of the asset is reduced

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2016, fiscal 2015 and fiscal 2014.
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
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (Accounting Standards Update ("ASU") No. 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The Company adopted this standard in the first quarter of fiscal 2016, applying it retrospectively. The consolidated balance sheet as of January 30, 2016 reflects the reclassification of debt issuance costs of $266,000 from other assets to long term credit facilities. The amount of debt issuance costs included in long term credit facilities as of January 28, 2017 was $1.4 million. In August 2015, the FASB issued Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30 (ASU No. 2015-15), which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the revolving line of credit arrangement, regardless of whether there are any outstanding borrowings on the revolving line of credit arrangement. As of January 28, 2017 and January 30, 2016, debt issuance costs of $589,000 and $694,000, respectively, related to our PNC Credit Agreement revolving line of credit were included within other assets. We continue to include these costs within other assets, amortizing them over the term of the PNC Credit Agreement.
In August 2014, the Financial Accounting Standards Board issued Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, Subtopic 205-40 (ASU No. 2014-15). ASU 2014-15 requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required.  The Company adopted this standard during the year ended January 28, 2017. The adoption of ASU 2014-15 did not have an impact on our consolidated financial statements and related disclosures.
In November 2015, the Financial Accounting Standards Board issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this standard in the fourth quarter of fiscal 2016, applying it retrospectively. The adoption of ASU 2015-17 had no material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance, also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In July 2015, the Financial Accounting Standards Board approved a one year deferral of the effective date of ASU 2014-09. The standard will now become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. We are continuing to evaluate the impact of this ASU, related amendments and interpretive guidance will have on our consolidated financial statements, financial systems and controls. In addition, we are still determining the application of several aspects of the ASU, including; principal versus agent, identification of performance obligations, the determination of when control of goods transfers to our customers, our transition method and related disclosure requirements.
In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 330 (ASU No 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

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
In March 2016, the Financial Accounting Standards Board issued Compensation-Stock Compensation, Topic 718 (ASU No. 2016-09). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt ASU 2016-09 during the first quarter of fiscal 2017 and has elected to continue estimating forfeitures each period. We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements.
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

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	January 28, 2017	January 30, 2016
Land and improvements	—	$3,394,000	$3,394,000
Buildings and improvements	5-40	38,358,000	38,405,000
Transmission and production equipment	5-10	7,308,000	5,180,000
Office and warehouse equipment	3-15	18,942,000	19,264,000
Computer hardware, software and telephone equipment	3-10	88,478,000	95,708,000
Leasehold improvements	3-5	2,681,000	2,681,000
		159,161,000	164,632,000
Less — Accumulated depreciation		(106,446,000)	(112,003,000)
		$52,715,000	$52,629,000
Depreciation expense in fiscal 2016, fiscal 2015 and fiscal 2014 was $11,118,000, $10,266,000 and $8,854,000, respectively.

(4)  Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	January 28, 2017		January 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(171,000)	$1,103,000	$(80,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. As of January 28, 2017, the Company had an intangible FCC broadcasting license with a carrying value and fair value of $12,000,000 and $13,400,000, respectively. As of January 30, 2016, the Company had an intangible FCC broadcasting license with a carrying value and fair value of $12,000,000 and $12,900,000, respectively.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate of 10.0%. The Company concluded that the inputs used in its intangible FCC broadcasting license valuation at January 28, 2017 are Level 3 inputs related to this valuation.
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
On December 16, 2016, the Company completed the acquisition of Princeton Enterprises, LTD (dba Princeton Watches, "Princeton Watches"), an online retail enterprise engaged in the sale of watches, clocks and related accessories. The Company acquired substantially all of Princeton's assets and select liabilities. The assets acquired include the Princeton Watches trade name and Princeton Watches customer list valued at $336,000 and $347,000, respectively, and are being amortized over their estimated useful lives of 15 and five years, respectively. The acquisition of Princeton will help expand on the Company's strong watch and clock offerings as well as broaden the Company's online distribution channels. See Note 11 for additional information.
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute, Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the Evine trademark. As consideration for the purchase of this trademark, the Company issued 178,842 unregistered shares of our common stock, which represented an aggregate value of $1,044,000 based on the closing price of our common stock on November 13, 2014, $20,000 in cash consideration and incurred $39,000 in professional fees associated with acquiring the asset.
Amortization expense in fiscal 2016, fiscal 2015 and fiscal 2014 was $91,000, $62,000 and $18,000, respectively. Estimated amortization expense is $165,000 for each fiscal year through fiscal 2020 and $156,000 for fiscal 2021.

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 28, 2017	January 30, 2016
Accrued cable access fees	$19,480,000	$15,739,000
Accrued salaries and related	4,406,000	5,661,000
Reserve for product returns	3,723,000	4,726,000
Other	10,249,000	9,216,000
	$37,858,000	$35,342,000

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
Synchrony Financial, the issuing bank for the Program, was previously indirectly majority-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. Prior to the sale of Evine common stock to ASF Radio on April 29, 2016, GE Equity had a beneficial ownership in Evine and had certain rights as further described in Note 19, "Related Party Transactions".

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of January 28, 2017 and January 30, 2016 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of January 28, 2017 and January 30, 2016 the Company also had long-term variable rate Credit Facilities, classified as Level 2, with carrying values of $85,388,000 and $72,414,000, respectively. As of January 28, 2017 and January 30, 2016, respectively, $3,242,000 and $2,143,000 was classified as current. The fair value of the variable rate Credit Facilities approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.
Non Financial Assets Measured at Fair Value - Nonrecurring Basis
As of January 28, 2017 and January 30, 2016 the Company had an intangible FCC broadcasting license asset with a carrying value of $12,000,000. The Company estimates the fair value of its FCC television broadcast license asset primarily by using income-based discounted cash flow models. In determining fair value, the Company considered, among other factors, the advice of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable input discount rate of 10.0%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs.
The following table provides a reconciliation of the beginning and ending balances of non-financial assets measured at fair value on a nonrecurring basis that use significant unobservable inputs (Level 3):

	January 28, 2017	January 30, 2016
Intangible FCC Broadcasting License Asset:
Beginning balance	$12,000,000	$12,000,000
Losses included in earnings (asset impairment)	—	—
Ending balance	$12,000,000	$12,000,000

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) Credit Agreements
The Company's long-term credit facilities consist of:

	January 28, 2017	January 30, 2016
PNC Credit Facility
PNC revolving loan due May 1, 2020, principal amount	$59,900,000	$59,900,000

PNC term loan due May 1, 2020, principal amount	10,637,000	12,780,000
Less unamortized debt issuance costs	(181,000)	(266,000)
PNC term loan due May 1, 2020, carrying amount	10,456,000	12,514,000

GACP Credit Agreement
GACP term loan due March 9, 2021, principal amount	16,292,000	—
Less unamortized debt issuance costs	(1,260,000)	—
GACP term loan due March 9, 2021, carrying amount	15,032,000	—

Total long-term credit facilities	85,388,000	72,414,000
Less current portion of long-term credit facilities	(3,242,000)	(2,143,000)
Long-term credit facilities, excluding current portion	$82,146,000	$70,271,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through March 21, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a $15.0 million term loan on which the Company has drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky. The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
As of January 28, 2017, the Company had borrowings of $59.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of January 28, 2017 is approximately $19.8 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a $15.0 million term loan on which the Company has drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky. As of January 28, 2017, there was approximately $10.6 million outstanding under the PNC Credit Facility term loan of which $2.3 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before October 8, 2017, 0.5% if terminated on or before October 8, 2018; and no fee if terminated after October 8, 2018. As of January 28, 2017, the imputed effective interest rate on the PNC term loan was 7.6%.
Interest expense recorded under the PNC Credit Facility was $3,819,000, $2,702,000 and $1,554,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. As our unused line availability was greater than $10.0 million at January 28, 2017, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $18.0 million. As of January 28, 2017, the Company's unrestricted cash plus facility availability was $52.5 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,181,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.
GACP Credit Agreement
On March 10, 2016, the Company entered into a term loan credit and security agreement (as amended through March 21, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17.0 million. Proceeds from the GACP Term Loan will be used to provide for working capital and general corporate purposes and to help strengthen the Company's total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of the Company's Boston television station FCC license and on a second lien priority basis by the Company's accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The Company has also pledged the stock of certain subsidiaries to secure such obligations on a second lien priority basis.
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. As of January 28, 2017, the imputed effective interest rate on the GACP term loan was 14.8%.
Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five- year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 10, 2017; 2.0% if terminated on or before March 10, 2018; 1.0% if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019. Interest expense recorded under the GACP Credit Agreement was $2,099,000 for fiscal 2016.
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
Costs incurred to obtain the GACP Credit Agreement totaling $1,556,000 have been deferred and are being expensed as additional interest over the five-year term of the GACP Credit Agreement.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate maturities of the Company's long-term credit facilities as of January 28, 2017 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	GACP Term Loan	Total
2017	$2,321,000	$—	$921,000	$3,242,000
2018	2,143,000	—	850,000	2,993,000
2019	1,964,000	—	779,000	2,743,000
2020	4,209,000	59,900,000	850,000	64,959,000
2021	—	—	12,892,000	12,892,000
	$10,637,000	$59,900,000	$16,292,000	$86,829,000
Prepayment on GACP Credit Agreement and PNC Credit Facility Maturity Extension
Subsequent to year end, on March 21, 2017, the Company made a voluntary principal prepayment of $9,500,000 on its GACP Term Loan. The principal payment was funded by a combination of cash on hand and $6,000,000 from the Company’s lower interest PNC Credit Facility term loan. The PNC Credit Facility term loan funding was obtained by entering into the Eighth Amendment to the PNC Credit Facility, which among other things, authorized an increase of $6,000,000 to the term loan, extended the term of the PNC Credit Facility from May 1, 2020 to March 22, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of the GACP Term Loan.

(9)  Shareholders' Equity
Common Stock
The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which 65,192,314 shares were issued and outstanding as common stock as of January 28, 2017. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under our Credit Facilities.
Preferred Stock
The Company authorized 400,000 Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, during fiscal 2015 as part of the Shareholder Rights Plan. As of January 28, 2017, there were zero shares issued and outstanding. See Note 12 for additional information.
Dividends
The Company has never declared or paid any dividends with respect to its capital stock. The Company is restricted from paying dividends on its stock by its Credit Facilities.
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
The Company received gross proceeds of $10.0 million and incurred approximately $852,000 of issuance costs. The Warrants will expire on September 19, 2021 and were not exercisable until March 19, 2017. The term of each option is six months and expire on March 19, 2017, provided, however, that an option may not be exercised for the first 30 days following issuance. Each option may only be exercised once, in whole or in part, and the future potential investment offering will have a price equal to the five-day volume weighted average price per share of the Company's common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities will be issued in the form of common stock, and one-third will be issued in the form of warrants ("Option Warrants"). These Option Warrants will have an exercise price at a 50% premium to the Company's closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by the Company are all exercised, the total shares of common stock issued in

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

connection with this offering will not be more than approximately 19.99% of the Company's total issued and outstanding shares following such exercises.
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
During the fourth quarter of fiscal 2016, three investors exercised their Options. These exercises resulted in our issuance, in the aggregate, of (a) 1,646,350 shares of our common stock at a price ranging from $1.20 - $1.94 per share, resulting in aggregate proceeds of $2.5 million; and (b) five-year warrants to purchase an additional 823,175 shares of our common stock at an exercise price ranging from $1.76 - $3.00 per share and expire between November 10, 2021 and January 23, 2022. The Company incurred, in the aggregate, approximately $49,000 of issuance costs related to the Options exercised during the fourth quarter of fiscal 2016.
Stock Purchase from NBCU
On January 31, 2017, subsequent to fiscal 2016, the Company purchased from NBCU 4,400,000 shares of Evine's common stock for approximately $4.9 million or $1.12 per share pursuant to the Repurchase Letter Agreement. Following the Company's share purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of the Company's outstanding common stock. Upon the settlement, the NBCU Shareholder Agreement (as further described in Note 19) was terminated pursuant to the Repurchase Letter Agreement.
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2016, fiscal 2015 and fiscal 2014 related to stock option awards was $522,000, $611,000 and $2,537,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of January 28, 2017, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 9,500,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. No further awards may be made under the 2001 Omnibus Plan, but any award granted under the 2001 Omnibus Plan and outstanding on June 21, 2011 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.

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

	Fiscal 2016			Fiscal 2015			Fiscal 2014
Expected volatility	81%	-	84%	75%	-	82%	88%	-	98%
Expected term (in years)	6 years			6 years			5	-	6 years
Risk-free interest rate	1.4%	-	2.2%	1.7%	-	1.9%	1.5%	-	2.2%
A summary of the status of the Company’s stock option activity as of January 28, 2017 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, January 30, 2016	1,555,000	$4.30	670,000	$6.18	399,000	$7.78
Granted	1,833,000	$1.35	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(845,000)	$4.24	(369,000)	$6.80	(322,000)	$7.07
Balance outstanding, January 28, 2017	2,543,000	$2.19	301,000	$5.41	77,000	$10.73
Options Exercisable at:
January 28, 2017	648,000	$3.53	292,000	$5.43	77,000	$10.73
January 30, 2016	995,000	$3.97	652,000	$6.22	399,000	$7.78
January 31, 2015	1,322,000	$4.05	1,179,000	$6.76	826,000	$6.89
On January 31, 2015, there were 380,000 non-qualified stock options exercisable at a weighted average exercise price of $4.60.
The following table summarizes information regarding stock options outstanding at January 28, 2017:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,543,000	$2.19	8.5	$243,000	2,373,000	$2.24	8.4	$218,000
2004 Incentive:	301,000	$5.41	3.2	$—	301,000	$5.41	3.2	$—
2001 Incentive:	77,000	$10.73	0.3	$—	77,000	$10.73	0.3	$—
The weighted average grant-date fair value of options granted in fiscal 2016, fiscal 2015 and fiscal 2014 was $0.96, $3.95 and $3.92, respectively. The total intrinsic value of options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was $0, $1,441,000 and $6,099,000, respectively. As of January 28, 2017, total unrecognized compensation cost related to stock options was $1,190,000 and is expected to be recognized over a weighted average period of approximately 2.3 years.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is included in the taxable income of the applicable employees and deductible by the Company for federal and state income tax

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded if and when realized, and totaled $0, $526,000 and $1,129,000 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company has not recorded any income tax benefit from the exercise of stock options through paid in capital in these fiscal years, due to the uncertainty of realizing income tax benefits in the future. These benefits are expected to be recorded in the applicable future periods.
Stock-Based Compensation - Restricted Stock
Compensation expense recorded in fiscal 2016, fiscal 2015 and fiscal 2014 relating to restricted stock grants was $1,424,000, $1,664,000 and $1,323,000, respectively. As of January 28, 2017, there was $1,594,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of restricted stock vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $761,000, $378,000 and $1,136,000, respectively.
During the fourth quarter of fiscal 2016, the Company granted a total of 10,000 shares of time-based restricted stock awards to a certain key employee as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning in December 2017. The aggregate market value of the restricted stock at the date of the award was $21,000 and is being amortized as compensation expense over the three-year vesting period. During the fourth quarter of fiscal 2016, the Company also granted a total of 20,045 shares of restricted stock to a new board member as part of the Company's annual director compensation program. This restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $40,000 and is being amortized as director compensation expense over the vesting period.
During the third quarter of fiscal 2016, Robert Rosenblatt was appointed as permanent Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted, to Mr. Rosenblatt, 231,799 shares of market-based restricted stock performance units as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. The total grant date fair value was estimated to be $422,000, or $1.82 per share and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.76%, a weighted average expected life of three years and an implied volatility of 77%. The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
On August 18, 2016 the Company granted an additional 625,000 shares of restricted stock in conjunction with Mr. Rosenblatt's employment agreement. The restricted stock award vests in three tranches. Tranche 1 (one-third of the shares subject to the award) vested on the date of grant. Tranche 2 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $4.00 per share and the executive has been continuously employed at least one year. Tranche 3 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $6.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before the tenth anniversary of the grant date. The total grant date fair value was estimated to be $958,000 and is being amortized over the derived service periods for each tranche.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
During the second quarter of fiscal 2015, the Company granted a total of 182,334 shares of restricted stock to eight non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $520,000 and was amortized as director compensation expense over the twelve-month vesting period. During the second quarter of fiscal 2015, the Company also granted a total of 26,810 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning in May 2016. The aggregate market value of the restricted stock at the date of the award was $158,000 and is being amortized as compensation expense over the three-year vesting period.
During the first quarter of fiscal 2015, the Company granted a total of 67,786 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On November 17, 2014, the Company granted 199,790 shares of market-based restricted stock units to its chief executive officer and 79,916 shares of market-based restricted stock units to its chief strategy officer in conjunction with the hiring of these positions. As of January 28, 2017, these market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $1,373,000, or $4.91 per share, and is being amortized over the three-year performance period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 1.03%, a weighted average expected life of 3 years and an implied volatility of 60%. Each restricted stock award will vest if at any time during the three-year performance period the closing price of the Company's stock equals or exceeds, for ten consecutive trading days, the following cumulative total shareholder return ("TSR") thresholds:

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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company’s non-vested restricted stock activity as of January 28, 2017 and changes during the twelve-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 30, 2016	861,000	$4.46
Granted	1,546,000	$1.51
Vested	(452,000)	$2.79
Forfeited	(335,000)	$5.00
Non-vested outstanding, January 28, 2017	1,620,000	$2.00

(10)  Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its video commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its video commerce television, online website evine.com and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then place their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Jewelry & Watches	$245,202	$248,951	$256,219
Home & Consumer Electronics	151,313	193,931	186,772
Beauty	94,451	87,184	76,268
Fashion & Accessories	109,615	105,616	96,239
All other (primarily shipping & handling revenue)	65,632	57,630	59,120
Total	$666,213	$693,312	$674,618

(11) Business Acquisition
On December 16, 2016, Evine entered into an asset purchase agreement and acquired substantially all the assets and select liabilities of Princeton Enterprises, LTD (dba Princeton Watches, "Princeton"), an online retail enterprise engaged in the sale of watches, clocks and related accessories. The acquisition of Princeton will help expand on the Company's strong watch and clock offerings as well as broaden the Company's online distribution channels.
The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities assumed pursuant to the asset purchase agreement based on fair values at the acquisition date. The operating results of Princeton have been included in the consolidated financial statements of the Company since December 16, 2016, the date of acquisition. The supplementary proforma information, assuming this acquisition occurred as of the beginning of the prior periods, and the operations of Princeton for the period from the December 16, 2016 acquisition date through the end of fiscal 2016 were immaterial.
The terms of the asset purchase agreement included an upfront cash payment of $508,000, a working capital holdback of $67,000 together with earn-out payments. The earn-out payments are scheduled to be paid in two annual installments based on Princeton's EBITDA for each of two years after the closing date.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the fair value of consideration transferred as of the acquisition date:

Cash consideration	$575,000
Fair value of contingent consideration	600,000
$1,175,000

The following table summarizes our allocation of the Princeton purchase consideration:

Inventories	$1,171,000
Identifiable intangible assets acquired:
Existing customer list	347,000
Trade Names	336,000
Accounts payable	(796,000)
All other net tangible assets and liabilities	117,000
$1,175,000
The fair value of identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
The Company incurred $22,000 of acquisition-related costs and are included in general and administrative expense in the accompanying fiscal 2016 consolidated statement of operations.

(12)  Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 28, 2017 and January 30, 2016 were as follows (in thousands):

	January 28, 2017	January 30, 2016
Accruals and reserves not currently deductible for tax purposes	$6,632	$6,990
Inventory capitalization	2,207	1,931
Differences in depreciation lives and methods	1,151	2,730
Differences in basis of intangible assets	(3,522)	(2,756)
Differences in investments and other items	447	551
Net operating loss carryforwards	125,279	117,909
Valuation allowance	(135,716)	(130,089)
Net deferred tax liability	$(3,522)	$(2,734)
The provision for income taxes consisted of the following (in thousands):

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Current	$(13)	$(46)	$(31)
Deferred	(788)	(788)	(788)
	$(801)	$(834)	$(819)

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	11.9	(0.6)	(11.2)
Reestablishment of state net operating losses	—	6.0	—
Provision to return true-up	18.1	—	—
Non-cash stock option vesting expense	(2.3)	(1.9)	(158.6)
FCC license deferred tax liability impact on valuation allowance	(9.4)	(6.5)	(133.4)
Valuation allowance and NOL carryforward benefits	(60.9)	(44.2)	124.0
Other	(2.5)%	4.9%	(2.4)%
Effective tax rate	(10.1)%	(7.3)%	(146.6)%
Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of January 28, 2017 and January 30, 2016 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of January 28, 2017, the Company has federal net operating loss carryforwards (NOLs) of approximately $326 million and state NOLs of approximately $262 million which are available to offset future taxable income. The Company's federal NOLs expire in varying amounts each year from 2023 through 2036 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.
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
For the years ended January 28, 2017, January 30, 2016 and January 31, 2015, the income tax provision included a non-cash tax charge of approximately $788,000, for each fiscal year, relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance.
As of January 28, 2017 and January 30, 2016, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2013, 2014, and 2015 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.
Shareholder Rights Plan
During the second quarter of fiscal 2015, the Company adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, the Company entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit.

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
The Rights will expire upon certain events described in the Rights Plan, including the close of business on the date of the third annual meeting of shareholders following the last annual meeting of shareholders of the Company at which the Rights Plan was most recently approved by shareholders, unless the Rights Plan is re-approved by shareholders at that third annual meeting of shareholders.  However, in no event will the Rights Plan expire later than the close of business on July 13, 2025. The Rights Plan was approved by the Company’s shareholders at the 2016 annual meeting of shareholders.
Until the close of business on the tenth calendar day after the day a public announcement or a filing is made indicating that a person or group has become an Acquiring Person, the Company may in its sole and absolute discretion amend the Rights or the Rights Plan agreement without the approval of any holders of the Rights or shares of common stock in any manner, including without limitation, amendments that increase or decrease the purchase price or redemption price or accelerate or extend the final expiration date or the period in which the Rights may be redeemed. The Company may also amend the Rights Plan after the close of business on the tenth calendar day after the day such public announcement or filing is made to cure ambiguities, to correct defective or inconsistent provisions, to shorten or lengthen time periods under the Rights Plan or in any other manner that does not adversely affect the interests of holders of the Rights. No amendment of the Rights Plan may extend its expiration date.
In connection with the issuance, administration and monitoring of the Plan, the Company incurred $446,000 of professional fees, included within general and administrative expense, during fiscal 2015.

(13) Commitments and Contingencies
Cable and Satellite Affiliation Agreements
As of January 28, 2017, the Company has entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television network over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company's programming. For fiscal 2016, fiscal 2015 and fiscal 2014, respectively, the Company expensed approximately $98,317,000, $100,830,000 and $98,581,000 under these affiliation agreements.
Over the past years, each of the material cable and satellite distribution agreements up for renewal has been renegotiated and renewed. Failure to maintain the cable agreements covering a material portion of the Company’s existing cable households on acceptable financial and other terms could adversely affect future growth, sales revenues and earnings unless the Company is able to arrange for alternative means of broadly distributing its television programming. Cable operators serving a large majority of cable households offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact the Company's ability to compete for television viewers to the extent it results in less desirable channel positioning for us, placement of the Company's programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.
The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full- or part-time carriage of the Company’s television shopping programming.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future cable and satellite affiliation cash commitments at January 28, 2017 are as follows:

Fiscal Year	Amount

2017	$59,946,000
2018	15,497,000
2019	261,000
2020	—
2021 and thereafter	—
Employment Agreements
The Company has entered into employment agreements with some of its on-air hosts with original terms of 12 months with automatic annual one-year renewals and with the chief executive officer of the Company with an original term of 24 months followed by automatic one-year renewals. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation related to these agreements at January 28, 2017 was approximately $2,686,000.
On August 18, 2016, the Company entered into an executive employment agreement with Mr. Rosenblatt, the Company's Chief Executive Officer. Among other things, the employment agreement provides for a two-year initial term, followed by automatic one-year renewals, an initial base salary of $750,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company's executive relocation program. In conjunction with the employment agreement, the Company granted Mr. Rosenblatt an award of restricted stock units, performance restricted stock units and incentive stock options under the Company's 2011 Omnibus Incentive Plan with an aggregate fair value of $1.8 million. The chief executive officer’s employment agreement also provides for severance in the event of employment termination of (i) 1.5 times the amount of his base salary, plus (ii) one times his target bonus. In the event of a change of control, as defined in the agreement, the severance shall be two times his base salary and two times his target bonus.
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
Future minimum lease payments at January 28, 2017 are as follows:

Future Minimum Lease Payments:	Amount

2017	$1,944,000
2018	1,182,000
2019	931,000
2020	605,000
2021 and thereafter	—
Total rent expense under such agreements was approximately $1,898,000 in fiscal 2016, $1,853,000 in fiscal 2015 and $2,140,000 in fiscal 2014.
Retirement and Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. Beginning in fiscal 2016, matching contributions were contributed to the plan on a per pay period basis. In fiscal 2015 and 2014, matching contributions were contributed annually to

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the plan in February of the following fiscal year. The Company currently provides a contribution match of $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. Company plan contributions expense totaled approximately $1,321,000, $1,156,000 and $1,062,000 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, of which $0, $1,156,000 and $1,062,000 were accrued and outstanding at January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

(14)  Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, none of the claims and suits, either individually or in the aggregate will have a material adverse effect on the Company's operations or consolidated financial statements.

(15) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Supplemental Cash Flow Information:
Interest paid	$5,061,000	$2,353,000	$1,470,000
Income taxes paid	$51,000	$33,000	$30,000
Supplemental non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$1,060,000	$138,000	$2,016,000
Common stock issuance costs included in accrued liabilities	$115,000	$—	$—
Deferred financing costs included in accrued liabilities	$14,000	$—	$—
Non-cash warrant exercise	$—	$—	$533,000
Issuance of 178,842 shares of common stock for trademark purchase	$—	$—	$1,044,000

(16)  Distribution Facility Expansion, Consolidation & Technology Upgrade
During fiscal 2014, the Company began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at our Bowling Green, Kentucky distribution facility. During fiscal 2015, the Company expanded our 262,000 square foot facility to an approximately 600,000 square foot facility and moved out of the Company's leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support our increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management system were phased into production through fiscal 2016. Total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with our expanded PNC revolving line of credit and a $15 million PNC term loan.
As a result of our distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred approximately $677,000 in incremental expenses during fiscal 2016 related primarily to increased labor and training costs associated with the Company's warehouse management system migration. For fiscal 2015, we incurred approximately $1,347,000 in incremental expenses related primarily to increased labor, inventory and other warehousing transportation costs, training costs and increased equipment rental costs associated with: the move into the new expanded warehouse building, the move out of previously leased warehouse space and the preparation of our expanded facility for the new high-speed parcel shipping and item sortation system and upgraded warehouse management system.

(17) Activist Shareholder Response Costs
In October 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

charges to income in fiscal 2014 totaling $3,518,000, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses.  As previously disclosed, the activist shareholder requested that the Company reimburse it for certain of its expenses relating to the proxy contest.  In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder. The process of responding to the initial demand concluded with the Company’s annual shareholder meeting on June 18, 2014.

(18) Executive and Management Transition Costs
On February 8, 2016, we announced the resignation and departure of Mark Bozek, its Chief Executive Officer, and its Executive Vice President - Chief Strategy Officer & Interim General Counsel. On August 18, 2016, the Company announced that Robert Rosenblatt, was appointed permanent Chief Executive Officer, effective immediately and entered into an executive employment agreement with Mr. Rosenblatt. Among other things, the employment agreement provides for a two-year initial term, followed by automatic one-year renewals, an initial base salary of $750,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company's executive relocation program. In conjunction with the employment agreement, the Company granted Mr. Rosenblatt an award of restricted stock units, performance restricted stock units and incentive stock options under the Company's 2011 Omnibus Incentive Plan with an aggregate fair value of $1.8 million. The chief executive officer’s employment agreement also provides for severance in the event of employment termination of (i) 1.5 times the amount of his base salary, plus (ii) one times his target bonus. In the event of a change of control, as defined in the agreement, the severance shall be two times his base salary and two times his target bonus.
In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2016, the Company recorded charges to income totaling $4,411,000, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transition.
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
On June 22, 2014, Keith R. Stewart resigned as both a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with the Chief Executive Officer's resignation and separation agreement, as well as other executive terminations made subsequent to June 22, 2014, the Company recorded charges to income of $5,520,000 during fiscal 2014, relating primarily to severance payments which the Chief Executive Officer was entitled to in accordance with the terms of his employment agreement; severance payments for the termination of our Chief Operating and Chief Merchandising Officers; and other direct costs associated with the Company's executive and management transition.

(19) Related Party Transactions
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016, the Company was a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC (“NBCU”), which provided for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation (“Comcast”). The Company believes that as of January 28, 2017, the direct equity ownership of NBCU in the Company consisted of 7,141,849 shares of common stock, or approximately 11.0% of the Company’s current outstanding common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of the agreement are comparable to those with other cable system operators. During the third quarter of fiscal 2016, the Company received a $500,000 cash payment from a wholly owned subsidiary of NBCUniversal for the right to use a specified channel in the Boston, Massachusetts' designated market area.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, L.P. (“ASF Radio”), an independent third party to Evine, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of the Company’s common stock, which is all of the shares GE Equity then owned, to ASF Radio for $2.15 per share. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company. The closing of this sale (the “GE/ASF Radio Sale”) occurred on April 29, 2016. In connection with the GE/ASF Radio Sale, the

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GE/NBCU Shareholder Agreement was terminated and the Company entered into a new Shareholder Agreement (the “NBCU Shareholder Agreement”) with NBCU described below.
GE/NBCU Shareholder Agreement
The GE/NBCU Shareholder Agreement that was terminated April 29, 2016 provided that GE Equity is entitled to designate nominees for three members of the Company's Board of Directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) was at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares) (the “50% Ownership Condition”), and two members of the Company's Board of Directors so long as their aggregate beneficial ownership was at least 10% of the shares of “adjusted outstanding common stock,” as defined in the GE/NBCU Shareholder Agreement (the “10% Ownership Condition”). In addition, the GE/NBCU Shareholder Agreement provided that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of the Company's Board of Directors. Neither GE Equity nor NBCU currently has, or during fiscal 2016 had, any designees serving on the Company's Board of Directors or committees.
The GE/NBCU Shareholder Agreement required that the Company obtain the consent of GE Equity before the Company (i) exceed certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) enter into any business different than the business in which the Company and its subsidiaries are currently engaged; and (iii) amend the Company's articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions would no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. The Company was also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
Stock Purchase from NBCU
On January 31, 2017, subsequent to fiscal 2016, the Company purchased from NBCU 4,400,000 shares of the Company's common stock, representing approximately 6.7% of shares outstanding, for approximately $4.9 million or $1.12 per share, pursuant to the Repurchase Letter Agreement. Following the Company's share purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of the Company's outstanding common stock. The NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement.
NBCU Shareholder Agreement
The Company was a party to the NBCU Shareholder Agreement until it was terminated pursuant to the Repurchase Letter Agreement on January 31, 2017. The NBCU Shareholder Agreement replaced the GE/NBCU Shareholder Agreement. The NBCU Shareholder Agreement provided that as long as NBCU or its affiliates beneficially own at least 5% of the Company's outstanding common stock, NBCU is entitled to designate one individual to be nominated to the Company’s Board of Directors. In addition, the NBCU Shareholder Agreement provided that NBCU may designate its director designee to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of the Company's Board of Directors. In addition, the NBCU Shareholder Agreement required the Company to obtain the consent of NBCU prior to the Company's adoption or amendment of any shareholder’s rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire the Company's voting stock or our taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.
The NBCU Shareholder Agreement also provided that unless NBCU beneficially owned less than 5% or more than 90% of the adjusted outstanding shares of common stock, NBCU could not sell, transfer or otherwise dispose of any securities of the Company subject to limited exceptions for (i) transfers to affiliates, (ii) third party tender offers, (iii) mergers, consolidations and reorganizations and (iv) transfers pursuant to underwritten public offerings or transfers exempt from registration under the Securities Act (provided, in the case of (iv), such transfers would not result in the transferee acquiring beneficial ownership in excess of 20%).
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015 Letter Agreement with GE Equity
On July 9, 2015, the Company entered into a letter agreement with GE Equity pursuant to which GE Equity consented to the Company's adoption of a Shareholder Rights Plan in consideration for the Company's agreement to provide GE Equity, NBCU and certain of their respective affiliates with exemptions from the Shareholder Rights Plan. GE Equity’s consent was required pursuant to the terms of the GE/NBCU Shareholder Agreement. This discussion is a summary of the terms of the letter agreement. In the letter agreement, the Company agreed that if any of GE Equity, NBCU or any of their respective affiliates that holds shares of the Company's common stock from time to time (each a “Grandfathered Investor”) sells or otherwise transfers shares of the Company's common stock currently owned by such Grandfathered Investor to any third party identified to us in writing (any such third party, an “Exempt Purchaser”), the Company will take all actions necessary under the Shareholder Rights Plan so that such third party will not be deemed an Acquiring Person (as defined in the Shareholder Rights Plan) by virtue of the acquisition of such shares. The Company further agreed that, subject to certain limitations, upon request of any Grandfathered Investor or Exempt Purchaser, and in connection with a transfer by such Grandfathered Investor or Exempt Purchaser of shares of the Company's common stock to an Exempt Purchaser, the Company will enter into an agreement with the acquiring Exempt Purchaser granting such acquiring Exempt Purchaser substantially the same rights as set forth above with respect to any sale of the Company's outstanding shares of common stock to any other third party. Additionally, the Company agreed that without the consent of any Grandfathered Investor that is an affiliate of GE Equity and any Grandfathered Investor that is an affiliate of NBCU, the Company will not (i) amend the Shareholder Rights Plan in any material respect, other than to accelerate the Expiration Date or the Final Expiration Date, (ii) adopt another shareholders' rights plan or (iii) amend the letter agreement.
Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, is a member of Newgistics Board of Directors. The Company made payments to Newgistics totaling approximately $4,910,000, $4,517,000 and $4,680,000 during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments to this supplier totaling approximately $1,866,000 and $3,467,000 during fiscal 2016 and fiscal 2015, respectively.
Asset Acquisition of Dollars Per Minute, Inc.
On November 18, 2014, the Company entered into an asset purchase agreement with Dollars Per Minute, Inc., a Delaware corporation ("DPM") to purchase certain assets of DPM, including the Evine brand and trademark.
The principal stockholders of DPM are Mark Bozek, the Company's former Chief Executive Officer, and Russell Nuce, the Company's former Chief Strategy Officer. At the time of the transaction, DPM had debt outstanding under certain convertible bridge notes issued to several individuals, including Thomas Beers, one of the Company's directors and a trust for which Russell Nuce has a contingent pecuniary interest. As consideration for the purchase of these assets, primarily related to intellectual property, the Company issued 178,842 unregistered shares of its common stock, which represented an aggregate value of $1,044,000 based on the closing price of the Company's common stock on November 13, 2014 and paid $20,000 in cash consideration and incurred $39,000 in professional fees associated with acquiring the assets.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(20) Quarterly Results (Unaudited)
The following summarized unaudited results of operations for the quarters in fiscal 2016 and fiscal 2015 have been prepared on the same basis as the annual financial statements and reflect normal recurring adjustments that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter due to seasonality and the timing of operating expenses. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except percentages and per share amounts)
Fiscal 2016
Net sales	$166,920	$157,139	$151,636	$190,518	$666,213
Gross profit	61,448	59,828	55,431	64,820	241,527
Gross profit margin	36.8%	38.1%	36.6%	34.0%	36.3%
Operating expenses	64,982	60,002	57,510	61,051	243,545
Operating income (loss) (a)	(3,534)	(174)	(2,079)	3,769	(2,018)
Other expense, net	(1,203)	(1,604)	(1,583)	(1,536)	(5,926)
Income tax provision	(205)	(205)	(205)	(186)	(801)
Net income (loss) (a)	$(4,942)	$(1,983)	$(3,867)	$2,047	$(8,745)

Net income (loss) per share	$(0.09)	$(0.03)	$(0.06)	$0.03	$(0.15)
Net income (loss) per share — assuming dilution	$(0.09)	$(0.03)	$(0.06)	$0.03	$(0.15)
Weighted average shares outstanding:
Basic	57,181	57,259	60,513	64,185	59,785
Diluted	57,181	57,259	60,513	64,492	59,785

Fiscal 2015
Net sales	$158,451	$161,061	$162,258	$211,542	$693,312
Gross profit	57,305	58,856	55,910	66,409	238,480
Gross profit margin	36.2%	36.5%	34.5%	31.4%	34.4%
Operating expenses	61,232	61,032	60,192	64,762	247,218
Operating income (loss) (b)	(3,927)	(2,176)	(4,282)	1,647	(8,738)
Other expense, net	(596)	(667)	(688)	(761)	(2,712)
Income tax provision	(205)	(205)	(205)	(219)	(834)
Net income (loss) (b)	$(4,728)	$(3,048)	$(5,175)	$667	$(12,284)

Net income (loss) per share	$(0.08)	$(0.05)	$(0.09)	$0.01	$(0.22)
Net income (loss) per share — assuming dilution	$(0.08)	$(0.05)	$(0.09)	$0.01	$(0.22)
Weighted average shares outstanding:
Basic	56,641	57,093	57,125	57,158	57,004
Diluted	56,641	57,093	57,125	57,158	57,004
(a) Net income (loss) and operating income (loss) for the first, second, third and fourth quarters of fiscal 2016 includes distribution facility consolidation and technology upgrade costs of approximately $80,000, $300,000, $150,000 and $147,000, respectively. In addition, net loss and operating loss for the first, second and third quarters of fiscal 2016 includes executive and management transition costs of $3,601,000, $242,000 and $568,000, respectively.
(b) Net income (loss) and operating income (loss) for the second, third and fourth quarters of fiscal 2015 includes distribution facility consolidation and technology upgrade costs of approximately $972,000, $294,000 and $81,000, respectively. In

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

addition, net loss and operating loss for the first, second and third quarters of fiscal 2015 includes executive and management transition costs of $2,590,000, $205,000 and $754,000, respectively.

(21) Subsequent Events
Stock Purchase from NBCU
On January 31, 2017, subsequent to fiscal 2016, the Company purchased from NBCU 4,400,000 shares of our common stock, representing approximately 6.7% of shares outstanding, for approximately $4.9 million or $1.12 per share, pursuant to the Repurchase Letter Agreement. Following the Company's share purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of the Company's outstanding common stock. The NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement.
Amended and Restated Option
On March 16, 2017, the Company entered into a First Amendment and Restated Option (the "Amended Option") with TH Media Partners, LLC, one of the September 14, 2016 Securities Purchase Agreement investors. Under the terms of the Amended Option, the investor has the right to exercise its Option in two tranches. The first tranche reflects rights to purchase 150,000 shares of the Company’s common stock, which are issuable in the form of 100,000 common shares and a warrant to purchase an additional 50,000 common shares and was exercised on March 16, 2017. The exercise resulted in the issuance of (a) 100,000 shares of our common stock at a price of $1.33 per share, resulting in aggregate proceeds of $133,000; and (b) five-year warrants to purchase an additional 50,000 shares of our common stock at an exercise price of $1.92 per share and expiring on March 16, 2022. The second tranche reflects the right to purchase up to 1,073,945 shares of the Company’s common stock issuable in the form of 715,963 common shares and a warrant to purchase an additional 357,982 common shares. The second tranche must be exercised on or before September 16, 2017. The exercise price of the Option and Option Warrants for the first and second tranches were not modified by the Amended Option.
Prepayment on GACP Credit Agreement and PNC Credit Facility Maturity Extension
On March 21, 2017, the Company made a voluntary principal prepayment of $9,500,000 on its GACP Term Loan. The principal payment was funded by a combination of cash on hand and $6,000,000 from the Company’s lower interest PNC Credit Facility term loan. The PNC Credit Facility term loan funding was obtained by entering into the Eighth Amendment to the PNC Credit Facility, which among other things, authorized an increase of $6,000,000 to the term loan, extended the term of the PNC Credit Facility from May 1, 2020 to March 22, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of the GACP Term Loan.
Shareholder Cooperation and Standstill Agreement
On March 24, 2017, the Company entered into a Cooperation Agreement with the Clinton Group, Inc. and GlassBridge Enterprises, Inc. (collectively "the Investor Group"). Pursuant to the Cooperation Agreement, the Company has agreed (i) to have the Company's Board of Directors (the "Board") appoint, within 30 calendar days, one new independent director, from a list of candidates, to serve on the Board until the 2017 Annual Meeting of Shareholders (the "2017 Annual Meeting"), (ii) to nominate the new independent director for election to the Board at the 2017 Annual Meeting for a term expiring at the 2018 Annual Meeting of Shareholders, (iii) to recommend in the Company's 2017 definitive proxy statement that the shareholders of the Company vote to elect the new independent director to the Board at the 2017 Annual Meeting, and (iv) to solicit, obtain proxies in favor of and otherwise support the election of the new independent director to the board at the 2017 Annual Meeting in a manner no less favorable than the manner in which the Company supports other nominees for election at the 2017 Annual Meeting. Under the terms of the Cooperation Agreement, the Investor Group has agreed to certain standstill provisions with respect to the Investor Group's actions with regard to the Company and its common stock. Such standstill provisions would be in effect for a period commencing on March 24, 2017 and ending on the date that is the earlier of (x) ten (10) business days prior to the expiration of the advance notice period for the submission by shareholders of director nominations for consideration at the 2018 Annual Meeting, (y) one hundred (100) calendar days prior to the first anniversary of the 2017 Annual Meeting, or (z) upon ten (10) calendar days' prior written notice delivered by any of the Investor Group to the Company following a material breach of the Cooperation Agreement by the Company if such breach has not been cured within a notice period, provided that any member of the Investor Group is not then in material breach of the Cooperation Agreement.

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
Management assessed the effectiveness of our company’s internal control over financial reporting as of January 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
Based on management’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 28, 2017.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting as of January 28, 2017. The Deloitte & Touche LLP attestation report is set forth below.

/s/ ROBERT ROSENBLATT
Robert Rosenblatt
Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY PETERMAN
Timothy Peterman
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

March 29, 2017

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2016. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the fourth fiscal quarter of 2016 that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of EVINE Live Inc. and subsidiaries (the "Company") as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2017 of the Company and our report dated March 29, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 29, 2017

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading "Executive Officers of the Registrant" and with respect to other information relating to our executive officers and directors and our audit and other committees is incorporated herein by reference to the sections titled "Proposal 1 — Election of Directors," "Board of Directors, Corporate Governance and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
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

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2016," "Executive Compensation" and "Board of Directors, Corporate Governance and Executive Officers" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated herein by reference to the sections titled "Certain Relationships and Transactions" and "Board of Directors, Corporate Governance and Executive Officers" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated herein by reference to the section titled "Proposal 2 — Ratification of the Independent Registered Public Accounting Firm" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedule
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016

•	Consolidated Statements of Operations for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

•	Consolidated Statements of Shareholders’ Equity for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

•	Consolidated Statements of Cash Flows for the Years Ended January 28, 2017, January 30, 2016, and January 31, 2015

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedule

EVINE Live Inc. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year
For the year ended January 28, 2017:
Allowance for doubtful accounts	$6,870,000	11,949,000	(12,797,000)	(1)	$6,022,000
Reserve for returns	$4,726,000	61,935,000	(62,938,000)	(2)	$3,723,000
For the year ended January 30, 2016:
Allowance for doubtful accounts	$6,706,000	11,795,000	(11,631,000)	(1)	$6,870,000
Reserve for returns	$5,585,000	66,533,000	(67,392,000)	(2)	$4,726,000
For the year ended January 31, 2015:
Allowance for doubtful accounts	$6,446,000	13,007,000	(12,747,000)	(1)	$6,706,000
Reserve for returns	$4,894,000	74,454,000	(73,763,000)	(2)	$5,585,000

_______________________________________

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.
3. Exhibits
The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2017.

EVINE Live Inc. (Registrant)

By:	/s/ ROBERT ROSENBLATT

Robert Rosenblatt
Chief Executive Officer

Each of the undersigned hereby appoints Robert Rosenblatt and Timothy Peterman, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2017.

Name	Title

/s/ ROBERT ROSENBLATT	Chief Executive Officer and Director (Principal Executive Officer)
Robert Rosenblatt

/s/ TIMOTHY PETERMAN	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Timothy Peterman

/s/ LANDEL C. HOBBS	Chairman of the Board
Landel C. Hobbs

/s/ THOMAS BEERS	Director
Thomas Beers

/s/ NEAL GRABELL	Director
Neal Grabell

/s/ MARK HOLDSWORTH	Director
Mark Holdsworth

/s/ LISA LETIZIO	Director
Lisa Letizio

/s/ LOWELL W. ROBINSON	Director
Lowell W. Robinson

/s/ FRED SIEGEL	Director
Fred Siegel

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference(A)
3.2	Amended and Restated By-Laws, as amended through June 18, 2014	Incorporated by reference(B)
3.3	First Amended and Restated By-Laws of the Registrant	Incorporated by reference(C)
3.4	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Minnesota	Incorporated by reference(D)
4.1	Shareholder Rights Plan, dated as of July 13, 2015, by and between the Registrant and Wells Fargo Bank, N.A., as rights agent	Incorporated by reference(E)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(F)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(G)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(H)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(I)†
10.5	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(J)†
10.6	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.7	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.9	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(N)†
10.10	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(O)†
10.11	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(P)†
10.12	2011 Omnibus Incentive Plan of the Registrant	Incorporated by reference(Q)†
10.13	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(R)†
10.14	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(S)†
10.15	Form of Restricted Stock Award Agreement under the 2011 Omnibus Stock Plan	Incorporated by reference(T)†
10.16	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(U)†
10.17	ValueVision Media, Inc. Executives’ Severance Benefit Plan	Incorporated by reference(V)†
10.18	Evine Live Inc. Executives’ Severance Benefit Plan	Incorporated by reference(W)†
10.19	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(X)†
10.20	Description of Annual Cash Incentive Plan	Incorporated by reference(Y)†
10.21	Description of Director Compensation Program	Incorporated by reference(Z)†
10.22	Form of Non-Plan Option Agreement	Incorporated by reference(AA)†
10.23	Form of Performance Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(BB)†
10.24	Executive Employment Agreement by and between the Registrant and Robert Rosenblatt dated August 18, 2016	Incorporated by reference(CC)†
10.25	Separation Agreement, dated February 18, 2016, between the Registrant and Mark Bozek	Incorporated by reference(DD)†

Exhibit No.	Description	Method of Filing
10.26	Separation Agreement, dated February 18, 2016, between the Registrant and G. Russell Nuce	Incorporated by reference(EE)†
10.27	Employment Offer Letter, dated March 20, 2015, by and between the Registrant and Tim Peterman	Incorporated by reference(FF)†
10.28	Employment Offer Letter, dated April 6, 2015, by and between the Registrant and Penny Burnett	Incorporated by reference(GG)†
10.29	Amended and Restated Shareholder Agreement dated February 25, 2009, among the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(HH)
10.30	Shareholder Agreement, dated as of April 29, 2016, between EVINE Live Inc., and NBCUniversal Media, LLC	Incorporated by reference(II)
10.31	Amended and Restated Registration Rights Agreement, dated February 25, 2009, among the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(JJ)
10.32	Amendment to the Amended and Restated Registration Rights Agreement, dated as of April 29, 2016, among the Registrant, ASF Radio, L.P., and NBCUniversal Media, LLC	Incorporated by reference(KK)
10.33
Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(LL)
10.34
First Amendment to Revolving Credit and Security Agreement, dated May 1, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(MM)
10.35
Second Amendment to Revolving Credit and Security Agreement, dated July 30, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank, National Association, as agent for the lenders
Incorporated by reference(NN)
10.36
Third Amendment to Revolving Credit and Security Agreement, dated January 31, 2014, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(OO)
10.37
Fourth Amendment to Revolving Credit and Security Agreement, dated March 6, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent for the lenders and certain other lenders
Incorporated by reference(PP)
10.38
Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 8, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(QQ)
10.39
Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 10, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(RR)
10.40
Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated September 7, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(SS)
10.41
Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 21, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(TT)
10.42
Term Loan and Credit Facility, dated March 10, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent
Incorporated by reference(UU)

Exhibit No.	Description	Method of Filing
10.43
First Amendment to the Term Loan and Credit Facility, dated November 7, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent
Incorporated by reference(VV)
10.44
Second Amendment to the Term Loan and Credit Facility, dated March 21, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent
Incorporated by reference(WW)
10.45	Letter agreement, dated July 9, 2015, between the Company and GE Capital Equity Investments, Inc.	Incorporated by reference(XX)
10.46	Asset Purchase Agreement, dated November 17, 2014, between Dollars Per Minute, Inc. and the Registrant	Incorporated by reference(YY)
10.47	Form of Securities Purchase Agreement, including Form of Warrant and Form of Option, dated September 14, 2016, between the Registrant and the purchasers referenced therein	Incorporated by reference(ZZ)
10.48	Form of Amendment to Option issued pursuant to the Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference(AAA)
10.49	Form of Amendment to Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference(BBB)
10.50	First Amended and Restated Option, dated March 16, 2017, among the Registrant and TH Media Partners, LLC	Incorporated by reference(CCC)
10.51	Repurchase Letter Agreement, dated January 30, 2017 between the Company and NBCUniversal Media, LLC	Incorporated by reference(DDD)
10.52	Cooperation Agreement, dated March 24, 2017 between the Company and the Clinton Group, Inc. and GlassBridge Enterprises, Inc.	Incorporated by reference(EEE)
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014 filed on November 18, 2014, File No. 0-20243.
B	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 17, 2014, filed on June 20, 2014, File No. 0-20243.
C	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 7, 2016, File No. 0-20243.
D	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.

F	Incorporated herein by reference to Exhibit 99(a) to the Registrant’s Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.
G	Incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.
H	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and filed on April 30, 2003, File No. 0-20243.
I	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and filed on April 30, 2003, File No. 0-20243.
J	Incorporated herein by reference to Annex A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
K	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
L	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
N	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
P	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 23, 2006, File No. 0-20243.
Q	Incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 15, 2011, filed on May 5, 2011, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
T	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 30, 2016, filed on August 26, 2016, File No. 001-37495.
U	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2012, filed on November 29, 2012, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 3, 2014 and filed on June 6, 2014, File No. 0-20243.
W	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2016, filed July 27, 2016, File No. 001-37495.
X	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
Y	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
Z	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
AA	Incorporated herein by reference to Exhibit 4.9 to the Registration’s Registration Statement on Form S-8 filed on July 1, 2011, File No. 333-175320.
BB	Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
CC	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 18, 2016, filed August 24, 2016, File No. 001-37495.
DD	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 18, 2016, filed February 23, 2016, File No. 001-37495.
EE	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 18, 2016, filed February 23, 2016, File No. 001-37495.
FF	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2015, filed March 26, 2015, File No. 0-20243.
GG	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 15, 2015, filed April 15, 2015, File No. 0-20243.

HH	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
II	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, filed on May 2, 2016, File No. 0-20243.
JJ	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
KK	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, filed on May 2, 2016; file no. 0-20243.
LL	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
MM	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2013, filed on May 7, 2013, File No. 0-20243.
NN	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated September 6, 2013, filed on September 6, 2013, File No. 0-20243.
OO	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2014, filed on February 5, 2014, File No. 0-20243.
PP	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2015, filed on March 9, 2015, File No. 0-20243.
QQ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 8, 2015, filed on October 13, 2015, File No. 001-37495.
RR	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2016, filed on March 10, 2016, File No. 001-37495.
SS	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2016, filed on November 30, 2016, File No. 001-37495.
TT	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001037495.
UU	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2016, filed on March 10, 2016, File No. 001-37495.
VV	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2016, filed on November 30, 2016, File No. 001-37495.
WW	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001037495.
XX	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
YY	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014, filed on November 18, 2014, File No. 0-20243.
ZZ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2016, filed on September 15, 2016, File No. 001-37495.
AAA	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2016, filed on November 4, 2016, File No. 001-37495.
BBB	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2016, filed on December 16, 2016, File No. 001-37495.
CCC	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.
DDD	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2017, filed on January 31, 2017, File No. 001-37495.
EEE	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2017, filed on March 27, 2017, File No. 001-37495.