Form 10-Q
period 2017-04-29
EVINE Live Inc.
filed 2017-06-01
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 26, 2017, there were 60,970,583 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
April 29, 2017

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	April 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash	$25,938	$32,647
Restricted cash and investments	450	450
Accounts receivable, net	85,538	99,062
Inventories	75,649	70,192
Prepaid expenses and other	5,784	5,510
Total current assets	193,359	207,861
Property & equipment, net	53,672	52,715
FCC broadcasting license	12,000	12,000
Other assets	2,306	2,204
TOTAL ASSETS	$261,337	$274,780

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,211	$65,796
Accrued liabilities	42,944	37,858
Current portion of long term credit facilities	3,440	3,242
Deferred revenue	85	85
Total current liabilities	104,680	106,981
Other long term liabilities	407	428
Deferred tax liability	3,719	3,522
Long term credit facilities	78,454	82,146
Total liabilities	187,260	193,077
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 99,600,000 shares authorized; 60,968,092 and 65,192,314 shares issued and outstanding	610	652
Additional paid-in capital	432,574	436,962
Accumulated deficit	(359,107)	(355,911)
Total shareholders' equity	74,077	81,703
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$261,337	$274,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month
	Periods Ended
	April 29, 2017	April 30, 2016
Net sales	$156,343	$166,920
Cost of sales	100,057	105,472
Gross profit	56,286	61,448
Operating expense:
Distribution and selling	48,730	53,425
General and administrative	5,995	5,769
Depreciation and amortization	1,636	2,107
Executive and management transition costs	506	3,601
Distribution facility consolidation and technology upgrade costs	—	80
Total operating expense	56,867	64,982
Operating loss	(581)	(3,534)
Other income (expense):
Interest income	2	2
Interest expense	(1,495)	(1,205)
Loss on debt extinguishment	(913)	—
Total other expense, net	(2,406)	(1,203)
Loss before income taxes	(2,987)	(4,737)
Income tax provision	(209)	(205)
Net loss	$(3,196)	$(4,942)
Net loss per common share	$(0.05)	$(0.09)
Net loss per common share — assuming dilution	$(0.05)	$(0.09)
Weighted average number of common shares outstanding:
Basic	60,918,508	57,181,155
Diluted	60,918,508	57,181,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED APRIL 29, 2017
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 28, 2017	65,192,314	$652	$436,962	$(355,911)	$81,703
Net loss	—	—	—	(3,196)	(3,196)
Repurchases of common stock	(4,400,000)	(44)	(5,011)	—	(5,055)
Common stock issuances pursuant to equity compensation plans	75,778	1	(6)	—	(5)
Share-based payment compensation	—	—	521	—	521
Common stock and warrant issuance	100,000	1	108	—	109
BALANCE, April 29, 2017	60,968,092	$610	$432,574	$(359,107)	$74,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three-Month
	Periods Ended
	April 29, 2017	April 30, 2016
OPERATING ACTIVITIES:
Net loss	$(3,196)	$(4,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,604	3,041
Share-based payment compensation	521	237
Amortization of deferred revenue	(21)	(22)
Amortization of deferred financing costs	127	112
Loss on debt extinguishment	913	—
Deferred income taxes	197	197
Changes in operating assets and liabilities:
Accounts receivable, net	13,524	15,477
Inventories	(5,457)	2,217
Prepaid expenses and other	(274)	101
Accounts payable and accrued liabilities	(2,095)	(9,076)
Net cash provided by operating activities	6,843	7,342
INVESTING ACTIVITIES:
Property and equipment additions	(3,867)	(1,605)
Net cash used for investing activities	(3,867)	(1,605)
FINANCING ACTIVITIES:
Proceeds of term loans	6,000	17,000
Proceeds from issuance of common stock and warrants	132	—
Proceeds from exercise of stock options	29	—
Payments on term loans	(10,263)	(607)
Payments for repurchases of common stock	(5,055)	—
Payments for deferred financing costs	(215)	(1,287)
Payments for debt extinguishment costs	(199)	—
Payments for common stock issuance costs	(80)	—
Payments on capital leases	—	(13)
Payments for restricted stock issuance	(34)	(4)
Net cash provided by (used for) financing activities	(9,685)	15,089
Net increase (decrease) in cash	(6,709)	20,826
BEGINNING CASH	32,647	11,897
ENDING CASH	$25,938	$32,723
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,400	$888
Income taxes paid	$—	$51
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$713	$357
Deferred financing costs included in accrued liabilities	$—	$103
Common stock issuance costs included in accrued liabilities	$58	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2017
(Unaudited)

(1) General
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 28, 2017 has been derived from the Company's audited financial statements for the fiscal year ended January 28, 2017. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 28, 2017. Operating results for the three-month period ended April 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2016, ended on January 28, 2017, and consisted of 52 weeks. Fiscal 2017 will end on February 3, 2018, and will contain 53 weeks. The quarters ended April 29, 2017 and April 30, 2016 each consisted of 13 weeks.
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board issued Simplifying the Measurement of Inventory, Topic 330 (ASU No 2015-11). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of fiscal 2017, applying it prospectively. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.
In March 2016, the Financial Accounting Standards Board issued Compensation-Stock Compensation, Topic 718 (ASU No. 2016-09). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 and has elected to continue estimating forfeitures each period. Prospectively, beginning January 29, 2017, excess tax benefits/deficiencies, along with the full valuation allowance, have been reflected as income tax benefit/expense in the statement of operations resulting in no impact on the tax provision in 2017. Additionally, the statement of cash flows classification of prior periods has not changed as a result of adoption.
In August 2016, the Financial Accounting Standards Board issued Statement of Cash Flows, Topic 230 (ASU No. 2016-15). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency in practice. The standard provides guidance in a number of situations including, among others, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and debt prepayment or extinguishment costs. The new standard is effective retrospectively for the Company for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this standard in the first quarter of fiscal 2017, applying it retrospectively. The adoption of ASU 2016-15 had no impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance, also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In July 2015, the Financial Accounting Standards Board approved a one year deferral of the effective date of ASU 2014-09. The standard will now become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is continuing to evaluate the impact of this ASU, related amendments and interpretive guidance will have on the Company's consolidated financial statements, financial systems and controls. In addition, the Company is still determining the application of several aspects of the ASU, including; principal versus agent, identification of performance obligations, the determination of when control of goods transfers to our customers, our transition method and related disclosure requirements.
In February 2016, the Financial Accounting Standards Board issued Leases, Topic 842 (ASU No 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company's consolidated financial statements.

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
As of April 29, 2017 and January 28, 2017 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of April 29, 2017 and January 28, 2017 the Company also had long-term variable rate Credit Facilities, classified as Level 2, with carrying values of $81,894,000 and $85,388,000, respectively. As of April 29, 2017 and January 28, 2017, respectively, $3,440,000 and $3,242,000 was classified as current. The fair value of the variable rate Credit Facilities approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	April 29, 2017		January 28, 2017
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(212,000)	$1,786,000	$(171,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
As of January 28, 2017, the Company had an intangible FCC broadcasting license with a carrying value of $12,000,000 and an estimated fair value of $13,400,000. The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs related to this valuation.
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
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consists of the Evine trademark and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $41,000 and $18,000 for the three-month periods ended April 29, 2017 and April 30, 2016, respectively. Estimated amortization expense is $165,000 for fiscal 2017 and each fiscal year through fiscal 2020 and $157,000 for fiscal 2021.

(5) Credit Agreements
The Company's long-term credit facilities consist of:

	April 29, 2017	January 28, 2017
PNC Credit Facility
PNC revolving loan due March 21, 2022, principal amount	$59,900,000	$59,900,000

PNC term loan due March 21, 2022, principal amount	16,086,000	10,637,000
Less unamortized debt issuance costs	(189,000)	(181,000)
PNC term loan due March 21, 2022, carrying amount	15,897,000	10,456,000

GACP Credit Agreement
GACP term loan due March 9, 2021, principal amount	6,579,000	16,292,000
Less unamortized debt issuance costs	(482,000)	(1,260,000)
GACP term loan due March 9, 2021, carrying amount	6,097,000	15,032,000

Total long-term credit facilities	81,894,000	85,388,000
Less current portion of long-term credit facilities	(3,440,000)	(3,242,000)
Long-term credit facilities, excluding current portion	$78,454,000	$82,146,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through March 21, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently, to pay down the Company's GACP Term Loan. The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 21, 2017, the Company entered into the Eighth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $6,000,000, extended the term of the PNC Credit Facility from May 1, 2020 to March 21, 2022, and authorized the proceeds from the term loan to be used as part of a voluntary prepayment of $9,500,000 on its GACP Term Loan (as defined below).
All borrowings under the PNC Credit Facility mature and are payable on March 21, 2022. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The PNC Credit Facility is secured by a first security interest in substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky up to $19 million. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.
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
As of April 29, 2017, the Company had borrowings of $59.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of April 29, 2017 is approximately $12.1 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company has drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and to partially pay down the Company's GACP Term Loan. As of April 29, 2017, there was approximately $16.1 million outstanding under the PNC Credit Facility term loan of which $2.5 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on April 1, 2017 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 21, 2018; 1.0% if terminated on or before March 21, 2019; 0.5% if terminated on or before March 21, 2020; and no fee if terminated after March 21, 2020. As of April 29, 2017, the imputed effective interest rate on the PNC term loan was 7.4%.
Interest expense recorded under the PNC Credit Facility for the three-month periods ended April 29, 2017 and April 30, 2016 was $1,062,000 and $857,000, respectively.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. As the Company's unused line availability was greater than $10.0 million at April 29, 2017, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $18.0 million. As of April 29, 2017, the Company's unrestricted cash plus unused line availability was $38.0 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,365,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.

Great American Capital Partners Credit Agreement
On March 10, 2016, the Company entered into a term loan credit and security agreement (as amended through March 21, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17.0 million. Proceeds from the GACP Term Loan have been used to provide for working capital and general corporate purposes and to help strengthen the Company's total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of the Company's Boston television station FCC license and on a second lien priority basis by the Company's accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The Company has also pledged the stock of certain subsidiaries to secure such obligations on a second lien priority basis.
On March 21, 2017, the Company made a voluntary principal prepayment of $9,500,000 on its GACP Term Loan. The principal payment was funded by a combination of cash on hand and proceeds of $6,000,000 from the Company’s lower interest PNC Credit Facility term loan. The Company recorded a loss on extinguishment of debt totaling $913,000 in connection with the principal prepayment, which includes early termination and lender fees of $199,000 and unamortized debt issuance costs of $714,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the extinguished debt.
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. As of April 29, 2017, the imputed effective interest rate on the GACP term loan was 15.3%.
Principal borrowings under the GACP Term Loan are payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee 2.0% if terminated on or before March 10, 2018; 1.0% if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019. Interest expense recorded under the GACP Credit Agreement for the three-month periods ended April 29, 2017 and April 30, 2016 was $429,000 and $342,000, respectively.
The GACP Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $18.0 million. The Company was in compliance with applicable financial covenants of the GACP Credit Agreement and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the GACP Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain the GACP Credit Agreement totaling $1,556,000 less the costs written-off for the March 21, 2017 partial debt extinguishment totaling $714,000 have been deferred and are being expensed as additional interest over the five-year term of the GACP Credit Agreement.
The aggregate maturities of the Company's long-term credit facilities as of April 29, 2017 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	GACP Term Loan	Total
2017	$1,938,000	$—	$708,000	$2,646,000
2018	2,326,000	—	850,000	3,176,000
2019	2,132,000	—	779,000	2,911,000
2020	2,326,000	—	850,000	3,176,000
2021	2,326,000	—	3,392,000	5,718,000
2022	5,038,000	59,900,000	—	64,938,000
	$16,086,000	$59,900,000	$6,579,000	$82,565,000

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
The Company received gross proceeds of $10.0 million and incurred approximately $852,000 of issuance costs. The Warrants will expire on September 19, 2021 and were not exercisable until March 19, 2017. Except as noted below, the term of each option was six months and expired on March 19, 2017. The option exercise price was equal to the five-day volume weighted average price per share of the Company's common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities would be issued in the form of common stock, and one-third would be issued in the form of warrants ("Option Warrants"). These Option Warrants have an exercise price at a 50% premium to the Company's closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by the Company are all exercised, the total shares of common stock issued in connection with this offering cannot be more than approximately 19.99% of the Company's total issued and outstanding shares following such exercises.
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
As part of the Purchase Agreements, the Company agreed to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the Warrants, Options and certain of the Option Warrants. The Company has filed registration statements on Form S-3 to register the common stock sold in the private placement and issuable upon exercise of the Warrants, Options and the outstanding Option Warrants. The Company agreed to keep the shelf registration statement effective until the earlier of the second anniversary of the closing or such time as all registrable securities may be sold pursuant to Rule 144 under the Securities Act of 1933, without the need for current public information or other restriction.
During the fourth quarter of fiscal 2016, three investors exercised their Options. These exercises resulted in the Company's issuance, in the aggregate, of (a) 1,646,350 shares of the Company's common stock at a price ranging from $1.20 - $1.94 per share, resulting in aggregate proceeds of $2.5 million; and (b) five-year Option Warrants to purchase an additional 823,175 shares of the Company's common stock at an exercise price ranging from $1.76 - $3.00 per share and expire between November 10, 2021 and January 23, 2022. The Company incurred, in the aggregate, approximately $49,000 of issuance costs related to the Options exercised during the fourth quarter of fiscal 2016.
On March 16, 2017, the Company entered into the First Amendment and Restated Option (the "Amended Option") with TH Media Partners, LLC, one of the September 14, 2016 Securities Purchase Agreement investors. Under the terms of the Amended Option, the investor has the right to exercise its Option in two tranches. The first tranche reflects rights to purchase 150,000 shares of the Company’s common stock, which were issuable in the form of 100,000 common shares and a warrant to purchase an additional 50,000 common shares and was exercised on March 16, 2017. The exercise resulted in the issuance of (a) 100,000 shares of the Company's common stock at a price of $1.33 per share, resulting in aggregate proceeds of $133,000; and (b) a five-year Option Warrant to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $1.92 per share and expiring on March 16, 2022. The second tranche reflects the right to purchase up to 1,073,945 shares of the Company’s common stock issuable in the form of 715,963 common shares and an Option Warrant to purchase an additional 357,982 common shares. The second tranche must be exercised on or before September 16, 2017. The exercise price of the Option and Option Warrants for the first and second tranches were not modified by the Amended Option. The Company incurred, in the aggregate, approximately $23,000 of issuance costs related to the Options exercised during the first quarter of fiscal 2017.
Stock Purchase from NBCU
On January 31, 2017, the Company purchased from NBCU 4,400,000 shares of the Company’s common stock for approximately $5 million or $1.12 per share pursuant to the Repurchase Letter Agreement. Following the Company's share purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of the Company's outstanding common stock. Upon the settlement, the NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement. See Note 11 for additional information.

Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the first quarters of fiscal 2017 and fiscal 2016 related to stock option awards was $203,000 and $120,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of April 29, 2017, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 9,500,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. No further awards may be made under the 2001 Omnibus Plan, but any award granted under the 2001 Omnibus Plan and outstanding on June 21, 2011 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2017	Fiscal 2016
Expected volatility:	81%	84%
Expected term (in years):	6 years	6 years
Risk-free interest rate:	2.2%	1.7%
A summary of the status of the Company’s stock option activity as of April 29, 2017 and changes during the three months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, January 28, 2017	2,543,000	$2.19	301,000	$5.41	77,000	$10.73
Granted	1,300,000	$1.33	—	$—	—	$—
Exercised	(29,000)	$0.99	—	$—	—	$—
Forfeited or canceled	(258,000)	$3.38	(7,000)	$4.87	(3,000)	$10.48
Balance outstanding, April 29, 2017	3,556,000	$1.80	294,000	$5.42	74,000	$10.74
Options exercisable at April 29, 2017	835,000	$2.92	287,000	$5.44	74,000	$10.74

The following table summarizes information regarding stock options outstanding at April 29, 2017:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	3,556,000	$1.80	8.9	$280,000	3,290,000	$1.83	8.9	$258,000
2004 Incentive:	294,000	$5.42	3.0	$—	294,000	$5.42	3.0	$—
2001 Incentive:	74,000	$10.74	0.1	$—	74,000	$10.74	0.1	$—
The weighted average grant-date fair value of options granted in the first three-months of fiscal 2017 and fiscal 2016 was $0.93 and $0.85, respectively. The total intrinsic value of options exercised during the first three-months of fiscal 2017 and fiscal 2016 was $9,000 and $0, respectively. As of April 29, 2017, total unrecognized compensation cost related to stock options was $1,957,000 and is expected to be recognized over a weighted average period of approximately 2.5 years.
Stock-Based Compensation - Restricted Stock
Compensation expense recorded for the first quarter of fiscal 2017 and fiscal 2016 relating to restricted stock grants was $318,000 and $117,000, respectively. As of April 29, 2017, there was $2,504,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.9 years. The total fair value of restricted stock vested during the first three months of fiscal 2017 and fiscal 2016 was $98,000 and $23,000, respectively.
During the first quarters of fiscal 2017 and fiscal 2016, the Company granted a total of 317,219 and 188,991 shares, respectively, of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning one year from the grant date. The aggregate market value of the restricted stock at the date of the award was $422,000 and $187,000 for the first quarters of fiscal 2017 and fiscal 2016, respectively. The awards are being amortized as compensation expense over the three-year vesting period. During the first quarter of fiscal 2017, the Company also granted a total of 327,738 shares of time-based restricted stock awards to employees as part of the Company's annual merit process. The restricted stock will vest one year after the date of the grant on April 24, 2018. The aggregate market value of the restricted stock at the date of the award was $446,000 and is being amortized as compensation expense over the one-year vesting period.
During the first quarter of fiscal 2017, the Company also granted a total of 7,096 shares of restricted stock to a newly appointed board member as part of the Company's annual director compensation program. This award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $9,000 and is being amortized as director compensation expense over the vesting period.
During the first quarter of fiscal 2017 and fiscal 2016, the Company granted a total of 561,981 and 179,156 shares, respectively, of market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2017	Fiscal 2016
Total grant date fair value	$860,000	$224,000
Total grant date fair value per share	$1.53	$0.98	-	$1.72
Expected volatility	75%	71%	-	73%
Weighted average expected life (in years)	3 years	3 years
Risk-free interest rate	1.5%	0.9%	-	1.0%

The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
A summary of the status of the Company’s non-vested restricted stock activity as of April 29, 2017 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 28, 2017	1,620,000	$2.00
Granted	1,214,000	$1.43
Vested	(72,000)	$2.43
Forfeited	(43,000)	$1.48
Non-vested outstanding, April 29, 2017	2,719,000	$1.74
Shareholder Cooperation and Standstill Agreement
On March 24, 2017, the Company entered into a Cooperation Agreement with the Clinton Group, Inc. and GlassBridge Enterprises, Inc. (collectively "the Investor Group"). Pursuant to the Cooperation Agreement, the Company has agreed (i) to have the Company's Board of Directors (the "Board") appoint, within 30 calendar days, one new independent director, from a list of candidates, to serve on the Board until the 2017 Annual Meeting of Shareholders (the "2017 Annual Meeting"), (ii) to nominate the new independent director for election to the Board at the 2017 Annual Meeting for a term expiring at the 2018 Annual Meeting of Shareholders, (iii) to recommend in the Company's 2017 definitive proxy statement that the shareholders of the Company vote to elect the new independent director to the Board at the 2017 Annual Meeting, and (iv) to solicit, obtain proxies in favor of and otherwise support the election of the new independent director to the board at the 2017 Annual Meeting in a manner no less favorable than the manner in which the Company supports other nominees for election at the 2017 Annual Meeting. The Company has complied with each of these requirements. Under the terms of the Cooperation Agreement, the Investor Group has agreed to certain standstill provisions with respect to the Investor Group's actions with regard to the Company and its common stock. Such standstill provisions would be in effect for a period commencing on March 24, 2017 and ending on the date that is the earlier of (x) ten (10) business days prior to the expiration of the advance notice period for the submission by shareholders of director nominations for consideration at the 2018 Annual Meeting, (y) one hundred (100) calendar days prior to the first anniversary of the 2017 Annual Meeting, or (z) upon ten (10) calendar days' prior written notice delivered by any of the Investor Group to the Company following a material breach of the Cooperation Agreement by the Company if such breach has not been cured within a notice period, provided that any member of the Investor Group is not then in material breach of the Cooperation Agreement.

(7) Net Loss Per Common Share
Basic net loss per share is computed by dividing reported loss by the weighted average number of shares of common stock outstanding for the reported period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended
	April 29, 2017	April 30, 2016
Net loss (a)	$(3,196,000)	$(4,942,000)
Weighted average number of shares of common stock outstanding — Basic	60,918,508	57,181,155
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—
Weighted average number of shares of common stock outstanding — Diluted	60,918,508	57,181,155
Net loss per common share	$(0.05)	$(0.09)
Net loss per common share — assuming dilution	$(0.05)	$(0.09)
(a) The net loss for the three-month period ended April 29, 2017 includes costs related to executive and management transition of $506,000 and loss on debt extinguishment of $913,000. The net loss for the three-month period ended April 30, 2016 includes costs related to executive and management transition of $3,601,000 and distribution facility consolidation and technology upgrade costs totaling $80,000.
(b) For the three-month periods ended April 29, 2017 and April 30, 2016, there were -0- incremental in-the-money potentially dilutive common shares outstanding. Incremental in-the-money potentially dilutive common shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

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
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	April 29, 2017	April 30, 2016
Jewelry & Watches	$58,036	$64,174
Home & Consumer Electronics	30,830	35,646
Beauty	21,618	23,240
Fashion & Accessories	29,795	27,528
All other (primarily shipping & handling revenue)	16,064	16,332
Total	$156,343	$166,920

(9) Income Taxes
At January 28, 2017, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $326 million, and state NOLs of approximately $262 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2036 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.
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
For both the first quarters of fiscal 2017 and fiscal 2016, the income tax provision included a non-cash tax charge of approximately $197,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $591,000 of additional non-cash income tax expense over the remainder of fiscal 2017.
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

(10) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, none of the claims and suits, either individually or in the aggregate will have a material adverse effect on the Company’s operations or consolidated financial statements.

(11) Related Party Transactions
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016, the Company was a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC (“NBCU”), which provided for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation (“Comcast”). The Company believes that as of April 29, 2017, the direct equity ownership of NBCU in the Company consists of 2,741,849 shares of common stock, or approximately 4.5% of the Company’s current outstanding common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of the agreement are comparable to those with other cable system operators.
In an SEC filing made on August 18, 2015, GE Equity disclosed that on August 14, 2015, it and ASF Radio, L.P. (“ASF Radio”), an independent third party to Evine, entered into a Stock Purchase Agreement pursuant to which GE Equity agreed to sell 3,545,049 shares of the Company’s common stock, which is all of the shares GE Equity then owned, to ASF Radio for $2.15 per share. According to the SEC filing, ASF Radio is an affiliate of Ardian, an independent private equity investment company. The closing of this sale (the “GE/ASF Radio Sale”) occurred on April 29, 2016. In connection with the GE/ASF Radio Sale, the GE/NBCU Shareholder Agreement was terminated and the Company entered into a new Shareholder Agreement (the “NBCU Shareholder Agreement”) with NBCU described below.
GE/NBCU Shareholder Agreement
The GE/NBCU Shareholder Agreement that was terminated April 29, 2016 provided that GE Equity was entitled to designate nominees for three members of the Company's Board of Directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) was at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.7 million common shares) (the “50% Ownership Condition”), and two members of the Company's Board of Directors so long as their aggregate beneficial ownership was at least 10% of the shares of “adjusted outstanding common stock,” as defined in the GE/NBCU Shareholder Agreement (the “10% Ownership Condition”). In addition, the GE/NBCU Shareholder Agreement provided that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of the Company's Board of Directors. Neither GE Equity nor NBCU currently has, or during fiscal 2017 had, any designees serving on the Company's Board of Directors or committees.
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
Stock Purchase from NBCU
On January 31, 2017, the Company purchased from NBCU 4,400,000 shares of the Company's common stock, representing approximately 6.7% of shares then outstanding, for approximately $5 million or $1.12 per share, pursuant to the Repurchase Letter Agreement. Following the Company's share purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of the Company's outstanding common stock. The NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement.
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
2015 Letter Agreement with GE Equity
On July 9, 2015, the Company entered into a letter agreement with GE Equity pursuant to which GE Equity consented to the Company's adoption of a Shareholder Rights Plan in consideration for the Company's agreement to provide GE Equity, NBCU and certain of their respective affiliates with exemptions from the Shareholder Rights Plan. GE Equity’s consent was required pursuant to the terms of the GE/NBCU Shareholder Agreement. This discussion is a summary of the terms of the letter agreement. In the letter agreement, the Company agreed that if any of GE Equity, NBCU or any of their respective affiliates that holds shares of the Company's common stock from time to time (each a “Grandfathered Investor”) sells or otherwise transfers shares of the Company's common stock currently owned by such Grandfathered Investor to any third party identified to the Company in writing (any such third party, an “Exempt Purchaser”), the Company will take all actions necessary under the Shareholder Rights Plan so that such third party will not be deemed an Acquiring Person (as defined in the Shareholder Rights Plan) by virtue of the acquisition of such shares. The Company further agreed that, subject to certain limitations, upon request of any Grandfathered Investor or Exempt Purchaser, and in connection with a transfer by such Grandfathered Investor or Exempt Purchaser of shares of the Company's common stock to an Exempt Purchaser, the Company will enter into an agreement with the acquiring Exempt Purchaser granting such acquiring Exempt Purchaser substantially the same rights as set forth above with respect to any sale of the Company's outstanding shares of common stock to any other third party. Additionally, the Company agreed that without the consent of any Grandfathered Investor that is an affiliate of GE Equity and any Grandfathered Investor that is an affiliate of NBCU, the Company will not (i) amend the Shareholder Rights Plan in any material respect, other than to accelerate the Expiration Date or the Final Expiration Date, (ii) adopt another shareholders’ rights plan or (iii) amend the letter agreement.
Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, is a member of Newgistics Board of Directors. The Company made payments to Newgistics totaling approximately $1,144,000 and $1,465,000 during the three-month periods ended April 29, 2017 and April 30, 2016, respectively.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments to this supplier totaling approximately $346,000 and $869,000 during the three-month periods ended April 29, 2017 and April 30, 2016, respectively.

(12) Distribution Facility Expansion, Consolidation & Technology Upgrade
During fiscal 2014, the Company began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system technology upgrades at the Company's Bowling Green, Kentucky distribution facility. During fiscal 2015, the Company expanded our 262,000 square foot facility to an approximately 600,000 square foot facility and moved out of the Company's leased satellite warehouse space. The updated facilities and technology upgrade includes a new high-speed parcel shipping and item sortation system coupled with a new warehouse management system to support the Company's increased level of shipments and a new call center facility to better serve our customers. The new sortation and warehouse management system were phased into production through fiscal 2016. Total cost of the physical building expansion, new sortation equipment and call center facility was approximately $25 million and was financed with the Company's expanded PNC revolving line of credit and a $15 million PNC term loan.

As a result of the Company's distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred approximately $0 and $80,000 in incremental expenses during the three month periods ended April 29, 2017 and April 30, 2016, respectively, related primarily to increased labor and training costs associated with the Company’s warehouse management system migration.

(13) Executive and Management Transition Costs
On March 23, 2017, the Company announced the elimination of the position of Senior Vice President of Sales & Product Planning. In conjunction with this executive change as well as other executive and management terminations made during the first three months of fiscal 2017, the Company recorded charges to income totaling $506,000 for the three-months ended April 29, 2017, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2017 executive and management transition.
On February 8, 2016, the Company announced the resignation of two executive officers, namely its Chief Executive Officer, and its Executive Vice President - Chief Strategy Officer & Interim General Counsel. In conjunction with these executive changes as well as other executive and management terminations made during the first three months of fiscal 2016, the Company recorded charges to income totaling $3,601,000 for the three-months ended April 30, 2016, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transition. On August 18, 2016, the Company announced that Robert Rosenblatt was appointed permanent Chief Executive Officer and entered into an executive employment agreement with Mr. Rosenblatt.

(14) Subsequent Event
Registered Direct Offering
On May 23, 2017, the Company entered into Common Stock Purchase Agreements (the “Purchase Agreements”) with certain investors to which the Company sold, in the aggregate, 4,008,273 shares of common stock in a registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-203209), filed with the Securities and Exchange Commission on May 13, 2015. The offering was led by a new private investor who the Company believes will add strategic value. The shares were sold at a price of $1.12 per share, except for shares purchased by investors who are directors or executive officers of the Company, which were sold at a price of $1.15 per share. The Company did not market this equity offering to any additional new investors and the Company did not use an underwriter on the offering. The closing of this sale occurred on May 30, 2017 and the Company received gross proceeds of approximately $4.5 million. The Company plans to use the proceeds for general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 28, 2017.
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
Our investor relations website address is http://investors.evine.com/overview/default.aspx. Our goal is to maintain the investor relations website as a way for investors to find information about us easily, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. We also make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these filings as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Products and Customers
Products sold on our video commerce platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in the first quarter of fiscal 2017. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and online net merchandise sales for the three-month periods indicated by product category group.

	For the Three-Month
	Periods Ended
	April 29, 2017	April 30, 2016
Net Merchandise Sales by Category
Jewelry & Watches	41%	43%
Home & Consumer Electronics	22%	24%
Beauty	15%	15%
Fashion & Accessories	22%	18%
Total	100%	100%

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
Summary Results for the First Quarter of Fiscal 2017
Consolidated net sales for our fiscal 2017 first quarter were approximately $156.3 million compared to $166.9 million for our fiscal 2016 first quarter, which represents a 6% decrease. We reported an operating loss of approximately $581,000 and a net loss of approximately $3.2 million for our fiscal 2017 first quarter. The operating and net loss for the fiscal 2017 first quarter included charges relating to executive and management transition costs totaling $506,000. The net loss for the fiscal 2017 first quarter included a loss on debt extinguishment of $913,000. We had an operating loss of $3.5 million and a net loss of $4.9 million for our fiscal 2016 first quarter. The operating and net loss for the fiscal 2016 first quarter included charges relating to executive and management transition costs totaling $3.6 million and distribution facility consolidation and technology upgrade costs totaling $80,000.
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
We received gross proceeds of $10.0 million and incurred approximately $852,000 of issuance costs. The Warrants will expire on September 19, 2021 and were not exercisable until March 19, 2017. Except as noted below, the term of each option was six months and expired on March 19, 2017. The option exercise price was equal to the five-day volume weighted average price per share of our common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities would be issued in the form of common stock, and one-third would be issued in the form of warrants ("Option Warrants"). These Option Warrants have an exercise price at a 50% premium to our closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by us are all exercised, the total shares of common stock issued in connection with this offering will not be more than approximately 19.99% of our total issued and outstanding shares following such exercises.
During the fourth quarter of fiscal 2016, three investors exercised their Options. These exercises resulted in our issuance, in the aggregate, of (a) 1,646,350 shares of our common stock at a price ranging from $1.20 - $1.94 per share, resulting in aggregate proceeds of $2.5 million; and (b) five-year Option Warrants to purchase an additional 823,175 shares of our common stock at an exercise price ranging from $1.76 - $3.00 per share and expire between November 10, 2021 and January 23, 2022.
Amended and Restated Option
On March 16, 2017, we entered into the First Amendment and Restated Option (the "Amended Option") with TH Media Partners, LLC, one of the September 14, 2016 Securities Purchase Agreement investors. Under the terms of the Amended Option, the investor has the right to exercise its Option in two tranches. The first tranche reflects rights to purchase 150,000 shares of our common stock, which were issuable in the form of 100,000 common shares and a warrant to purchase an additional 50,000 common shares and was exercised on March 16, 2017. The exercise resulted in the issuance of (a) 100,000 shares of our common stock at a price of $1.33 per share, resulting in aggregate proceeds of $133,000; and (b) a five-year Option Warrant to purchase an additional 50,000 shares of our common stock at an exercise price of $1.92 per share and expiring on March 16, 2022. The second tranche reflects the right to purchase up to 1,073,945 shares of our common stock issuable in the form of 715,963 common shares and an Option Warrant to purchase an additional 357,982 common shares. The second tranche must be exercised on or before September 16, 2017. The exercise price of the Option and Option Warrants for the first and second tranches were not modified by the Amended Option.
Stock Purchase Agreement
On January 31, 2017 we purchased from NBCU 4,400,000 shares of our common stock, representing approximately 6.7% of shares then outstanding, for approximately $5 million or $1.12 per share pursuant to a Repurchase Letter Agreement. Following the purchase, the direct equity ownership of NBCU in us consisted of 2,741,849 shares of common stock, or 4.5% of our outstanding common stock. Upon the settlement, the NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement. See Note 11, Related Party Transactions of Notes to the Consolidated Financial Statements, for additional information.
GACP Credit Agreement & PNC Credit Facility Amendment
On March 10, 2016, we entered into a five-year term loan credit and security agreement (as amended through March 21, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the term loan under the GACP Credit Agreement (the "GACP Term Loan") are being used to provide for working capital and for our general corporate purposes. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%. On the same day, we entered into the sixth amendment to the PNC Credit Facility authorizing us to enter into the GACP Credit Agreement.
Prepayment on GACP Credit Agreement and PNC Credit Facility Maturity Extension
On March 21, 2017, we made a voluntary principal prepayment of $9.5 million on our GACP Term Loan. The principal payment was funded by a combination of cash on hand and proceeds of $6.0 million from our lower interest PNC Credit Facility term loan. The PNC Credit Facility term loan funding was obtained by entering into the Eighth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $6.0 million, extended the term of the PNC Credit Facility from May 1, 2020 to March 21, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of the GACP Term Loan. We recorded a loss on extinguishment of debt totaling $913,000 in connection with the principal prepayment.
Executive and Management Transition Costs
On March 23, 2017, we announced the elimination of the position of Senior Vice President of Sales & Product Planning. In conjunction with this executive change as well as other executive and management terminations made during the first three months of fiscal 2017, we recorded charges to income totaling $506,000 for the three-months ended April 29, 2017, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our executive and management transition.
On February 8, 2016, we announced the resignation and departure of two executive officers, namely our Chief Executive Officer, and our Executive Vice President - Chief Strategy Officer & Interim General Counsel. In conjunction with these executive changes as well as other executive and management terminations made during the first three months of fiscal 2016, we recorded charges to income totaling $3.6 million for the three-months ended April 30, 2016, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with our 2016 executive and management transition. On August 18, 2016, we announced that Robert Rosenblatt was appointed permanent Chief Executive Officer and entered into an executive employment agreement with Mr. Rosenblatt.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%

Gross margin	36.0%	36.8%
Operating expenses:
Distribution and selling	31.2%	32.0%
General and administrative	3.8%	3.5%
Depreciation and amortization	1.1%	1.2%
Executive and management transition costs	0.3%	2.2%
Distribution facility consolidation and technology upgrade costs	—%	—%
	36.4%	38.9%
Operating loss	(0.4)%	(2.1)%

Key Performance Metrics

	For the Three-Month
	Periods Ended
	April 29, 2017	April 30, 2016	Change
Merchandise Metrics
Gross margin %	36.0%	36.8%	(80) bps
Net shipped units (000's)	2,580	2,417	7%
Average selling price	$54	$62	(13)%
Return rate	18.8%	19.2%	(40) bps
Digital net sales % (a)	50.6%	48.8%	180 bps
Total Customers - 12 Month Rolling (000's)	1,409	1,441	(2)%
(a) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Our 24-hour television shopping networks, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes, or full time equivalent subscribers, during the three months ended April 29, 2017 and April 30, 2016.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, will ensure that Evine is available wherever and whenever our customers choose to shop.
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
Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2017 first quarter increased 7% from the prior year comparable quarter to approximately 2.6 million. We believe the increase in net shipped units during the first quarter of fiscal 2017 was driven primarily by a 13% decrease in our average selling price (as discussed below), partially offset by a 6% decrease in consolidated net sales (as discussed below).
Average Selling Price
The average selling price ("ASP") per net unit was $54 in the fiscal 2017 first quarter, a 13% decrease from the prior year quarter. The decrease in the ASP was primarily driven by a sales mix shift into our fashion & accessories category, which typically has lower average selling prices, and out of our jewelry and watches product categories as well as broad based ASP decreases within most product categories. These ASP decreases contributed to our increase in net shipped units by 7% for the three months ended April 29, 2017. We are planning to adjust our merchandising mix to achieve a more ideal balance between ASP and gross margin productivity.
Return Rates
For the three months ended April 29, 2017, our return rate was 18.8% compared to 19.2% for the comparable prior year quarter, a 40 basis point decrease. The decrease in the return rate for the three months ended April 29, 2017 was driven primarily by rate improvements in our fashion & accessories, beauty and jewelry & watches product categories, partially offset by strong sales in our fashion & accessories category, which typically have higher return rates. We believe that the decreases in the category return rates were driven by the decreases in ASP as described above and improved quality of merchandise. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 2% over prior year to approximately 1.4 million. The decrease was driven by a reduction in new customers over the prior year, partially offset by improvements achieved in our customer retention and reactivation. As a result of our efforts during fiscal 2016 to re-balance our merchandising mix, we believe our twelve-month customer file is now comprised of customers who have a significantly higher purchase frequency and lifetime value.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2017 first quarter were approximately $156.3 million as compared with $166.9 million for the comparable prior year quarter, a 6% decrease. The decrease in quarterly consolidated net sales was driven primarily by decreases in our consumer electronics and watches product categories. Consumer electronics decreased during the first quarter as we continue to shift our airtime and product mix from consumer electronics to our other higher margin product categories. The decrease in watches was a result of reduced airtime and productivity during the quarter as we tested some lower watch price point offerings designed to grow our customers with a high lifetime value. The consumer electronics and watches decrease was partially offset by growth in our fashion & accessories category during the quarter driven by our proprietary and exclusive brands. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 50.6% compared to 48.8% for the first quarter of fiscal 2017 compared to the prior year quarter. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the period was driven by our recent digital marketing initiatives and the strong performance of online promotions. Our mobile penetration increased to 48.0% of total digital orders in the first quarter of fiscal 2017, versus 45.6% of total digital orders for the comparable prior year period.
Gross Profit
Gross profit for the fiscal 2017 first quarter and fiscal 2016 first quarter was approximately $56.3 million and $61.4 million, respectively, a decrease of $5.2 million, or 8%. The decrease in gross profits experienced during the first quarter of fiscal 2017 was primarily driven by a 6% decrease in consolidated net sales (as discussed above) and lower gross margin percentages experienced. Gross margin percentages for the first quarters of fiscal 2017 and fiscal 2016 were 36.0% and 36.8% respectively, an 80 basis point decrease. The decrease in the gross margin percentage reflects reduced margins, specifically in our watches category, partially offset by a shift in product mix from consumer electronics in favor of fashion & accessories, which have higher margin percentages. In addition, we also experienced lower margins from shipping and handling during the first quarter of fiscal 2017 due to higher freight costs as a result of an increase in the average package weight.
Operating Expenses
Total operating expenses for the fiscal 2017 first quarter were approximately $56.9 million compared to $65.0 million for the comparable prior year period, a decrease of 12%. Total operating expenses as a percentage of net sales were 36.4%, compared to 38.9% during the first quarters of fiscal 2017 and fiscal 2016, respectively. Total operating expenses for the fiscal 2017 first quarter include executive and management transition costs of $506,000, while total operating expenses for the fiscal 2016 first quarter include executive and management transition costs of $3.6 million and distribution facility consolidation and technology upgrade costs of $80,000. Excluding executive and management transition costs and distribution facility consolidation and technology upgrade costs, total operating expenses as a percentage of net sales were 36.1% and 36.7% for the first quarters of fiscal 2017 and fiscal 2016, respectively.

Distribution and selling expense decreased $4.7 million, or 9%, to $48.7 million, or 31.2% of net sales during the fiscal 2017 first quarter compared to $53.4 million, or 32.0% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due in part to decreased program distribution expense of $3.2 million relating to contract negotiations, partially offset by the increased distribution of Evine Too and broadened HD carriage. The decrease over the prior year quarter was also due to a decrease in variable costs of $1.7 million and decreased software service fees of $181,000, partially offset by increased online selling and search fees of $302,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $1.1 million, decreased variable fulfillment and customer service salaries and wages of $324,000, decreased Bowling Green equipment rental expense of $161,000 and decreased customer services telecommunications service expense of $100,000. Total variable expenses during the first quarter of fiscal 2017 were approximately 9.6% of total net sales versus 10.0% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the first quarter of fiscal 2017 is primarily due to lower credit card processing fees and bad debt credit expense and improved efficiencies at our fulfillment center.
To the extent that our average selling price continues to decline, our variable expense as a percentage of net sales could continue to increase as the number of our shipped units increase. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2017 first quarter increased $226,000, or 4% to approximately $6.0 million or 3.8% of net sales, compared to $5.8 million or 3.5% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased slightly during the first quarter primarily as a result of increased share-based compensation expense of $331,000, partially offset by decreased professional fees of $138,000.
Depreciation and amortization expense for the fiscal 2017 first quarter was approximately $1.6 million compared to $2.1 million for the comparable prior year period, representing a decrease of $471,000 or 22%. Depreciation and amortization expense as a percentage of net sales for both three-month periods ended April 29, 2017 and April 30, 2016 was 1.1% and 1.2%, respectively. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $494,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense of $23,000.
Operating Loss
For the fiscal 2017 first quarter, we reported an operating loss of approximately $581,000 compared to an operating loss of $3.5 million for the fiscal 2016 first quarter, representing a $3.0 million improvement. For the first quarter of fiscal 2017, our operating loss improved primarily as a result of decreases in distribution and selling, executive and management transition costs, depreciation and amortization and distribution facility consolidation and technology upgrade costs, partially offset by a decrease in gross profit (as noted above) and increased general and administrative expense.
Net Loss
For the fiscal 2017 first quarter, we reported a net loss of approximately $3.2 million or $0.05 per share on 60,918,508 weighted average basic common shares outstanding compared with a net loss of $4.9 million or $0.09 per share on 57,181,155 weighted average basic common shares outstanding in the fiscal 2016 first quarter. Net loss for the first quarter of fiscal 2017 includes executive and management transition costs of $506,000, interest expense of $1.5 million and a loss on debt extinguishment of $913,000. Net loss for the first quarter of fiscal 2016 includes executive and management transition costs of $3.6 million, distribution facility consolidation and technology upgrade costs of $80,000 and interest expense of $1.2 million.
For the first quarter of fiscal 2017, net loss reflects an income tax provision of $209,000. The fiscal 2017 first quarter tax provision included a non-cash charge of approximately $197,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $591,000 over the remainder of fiscal 2017.
For the first quarter of fiscal 2016, net loss reflects an income tax provision of $205,000, which included a non-cash expense charge of $197,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset as discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2017 first quarter was $3.1 million compared with Adjusted EBITDA of $3.4 million for the fiscal 2016 first quarter.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month
	Periods Ended
	April 29, 2017	April 30, 2016
Net loss	$(3,196)	$(4,942)
Adjustments:
Depreciation and amortization	2,604	3,041
Interest income	(2)	(2)
Interest expense	1,495	1,205
Income taxes	209	205
EBITDA (as defined)	$1,110	$(493)

A reconciliation of EBITDA to Adjusted EBIDTA is as follows:
EBITDA (as defined)	$1,110	$(493)
Adjustments:
Executive and management transition costs	506	3,601
Loss on debt extinguishment	913	—
Distribution facility consolidation and technology upgrade costs	—	80
Non-cash share-based compensation expense	521	237
Adjusted EBITDA (a)	$3,050	$3,425
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), executive and management transition costs, distribution facility consolidation and technology upgrade costs, loss on debt extinguishment and non-cash share-based compensation expense.
We have included the term "Adjusted EBITDA" in our EBITDA reconciliation in order to adequately assess the operating performance of our television and digital businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.
Seasonality
Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, namely November through January. Our business is also sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic television-covering events which attract television viewership and divert audience attention away from our programming.
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2016 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."

Recently Issued Accounting Pronouncements
See Note 2 - “Basis of Financial Statement Presentation” in the Notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Financial Condition, Liquidity and Capital Resources
As of April 29, 2017, we had cash of $25.9 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility and GACP Credit Agreement, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As our unused line availability is greater than $10 million at April 29, 2017, no additional cash is required to be restricted. As of January 28, 2017, we had cash of $32.6 million and had restricted cash and investments of $450,000. For the first three months of fiscal 2017, working capital decreased $12.2 million to $88.7 million. The current ratio (our total current assets over total current liabilities) was 1.8 at April 29, 2017 and 1.9 at January 28, 2017.
Sources of Liquidity
Our principal source of liquidity is our available cash of $25.9 million as of April 29, 2017, which was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through March 21, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our GACP Term Loan. The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 21, 2017, we entered into the Eighth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $6,000,000, extended the term of the PNC Credit Facility from May 1, 2020 to March 21, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of $9,500,000 on its GACP Term Loan (as defined below).
All borrowings under the PNC Credit Facility mature and are payable on March 21, 2022. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus a margin of between 3% and 4.5% based on our trailing twelve-month reported EBITDA (as defined in the PNC Credit Facility) measured quarterly in fiscal 2016 and semi-annually thereafter as demonstrated in our financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on our leverage ratio as demonstrated in our audited financial statements.
As of April 29, 2017, we had borrowings of $59.9 million under its revolving line of credit. As of April 29, 2017, the term loan under the PNC Credit Facility had $16.1 million outstanding and was used to fund our expansion initiative and to partially pay down our GACP Term Loan, of which $2.5 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of April 29, 2017 is approximately $12.1 million, and provides liquidity for working capital and general corporate purposes. In addition, as of April 29, 2017, our unrestricted cash plus unused line availability was $38.0 million and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on April 1, 2017 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $18.0 million.

In addition, the PNC Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
GACP Term Loan
On March 10, 2016, we entered into a term loan credit and security agreement (as amended through March 21, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the GACP Term Loan have been used to provide for working capital and general corporate purposes and to help strengthen our total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of our Boston television station FCC license and on a second lien priority basis by our accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement.
The GACP Credit Agreement contains customary covenants and conditions, which are consistent with the covenants and conditions under the PNC Credit Agreement, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $18 million. In addition, the GACP Credit Agreement places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of April 29, 2017, we were in compliance with applicable financial covenants of the GACP Credit Agreement and expect to be in compliance with applicable financial covenants over the next twelve months.
On March 21, 2017, we made a voluntary principal prepayment of $9,500,000 on our GACP Term Loan. The principal payment was funded by a combination of cash on hand and $6,000,000 from our lower interest PNC Credit Facility term loan. We recorded a loss on extinguishment of debt totaling $913,000 in connection with the principal prepayment, which includes early termination and lender fees of $199,000 and a write-off of unamortized debt issuance costs of $714,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt.
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
We received gross proceeds of $10.0 million and incurred approximately $852,000 of issuance costs. The Warrants will expire on September 19, 2021 and were not exercisable until March 19, 2017. Except as noted below, the term of each option was six months and expired on March 19, 2017. The option exercise price was equal to the five-day volume weighted average price per share of our common stock as of the day immediately prior to exercise. Upon exercise of the Options, two-thirds of the option securities would be issued in the form of common stock, and one-third would be issued in the form of Option Warrants. These Option Warrants have an exercise price at a 50% premium to our closing stock price one-day prior to the option exercise and will expire five years after issuance. If all of the Warrants, Options and Option Warrants issued by us are all exercised, the total shares of common stock issued in connection with this offering will not be more than approximately 19.99% of our total issued and outstanding shares following such exercises.
During the fourth quarter of fiscal 2016, three investors exercised their Options. These exercises resulted in our issuance, in the aggregate, of (a) 1,646,350 shares of our common stock at a price ranging from $1.20 - $1.94 per share, resulting in aggregate proceeds of $2.5 million; and (b) five-year Option Warrants to purchase an additional 823,175 shares of our common stock at an exercise price ranging from $1.76 - $3.00 per share and expire between November 10, 2021 and January 23, 2022. We incurred, in the aggregate, approximately $49,000 of issuance costs related to the Options exercised during the fourth quarter of fiscal 2016.

Amended and Restated Option
On March 16, 2017, we entered into the First Amendment and Restated Option (the "Amended Option") with TH Media Partners, LLC, one of the September 14, 2016 Securities Purchase Agreement investors. Under the terms of the Amended Option, the investor has the right to exercise its Option in two tranches. The first tranche reflects rights to purchase 150,000 shares of our common stock, which were issuable in the form of 100,000 common shares and a warrant to purchase an additional 50,000 common shares and was exercised on March 16, 2017. The exercise resulted in the issuance of (a) 100,000 shares of our common stock at a price of $1.33 per share, resulting in aggregate proceeds of $133,000; and (b) a five-year Option Warrant to purchase an additional 50,000 shares of our common stock at an exercise price of $1.92 per share and expiring on March 16, 2022. The second tranche reflects the right to purchase up to 1,073,945 shares of our common stock issuable in the form of 715,963 common shares and an Option Warrant to purchase an additional 357,982 common shares. The second tranche must be exercised on or before September 16, 2017. The exercise price of the Option and Option Warrants for the first and second tranches were not modified by the Amended Option. We incurred, in the aggregate, approximately $23,000 of issuance costs related to the Options exercised during the first quarter of fiscal 2017.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facilities. We believe that our existing cash balances, together with our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months. As of January 28, 2017 we had contractual cash obligations and commitments, primarily with respect to our cable and satellite agreements and payments required under our PNC Credit Facility and operating leases, totaling approximately $280.6 million over the next five fiscal years.
For the three months ended April 29, 2017, net cash provided by operating activities totaled $6.8 million compared to net cash provided by operating activities of approximately $7.3 million for the comparable fiscal 2016 period. Net cash provided by operating activities for the fiscal 2017 and 2016 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of deferred financing costs, loss on debt extinguishment and deferred income taxes. In addition, net cash provided by operating activities for the three months ended April 29, 2017 reflects a decrease in accounts receivable, partially offset by an increase in inventory, prepaid expenses, and a decrease in accounts payable and accrued liabilities.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased primarily as a result of the timing of inventory receipts related to specific remote production events occurring early in the second quarter and our decrease in sales, particularly in the consumer electronics category which is primarily drop-shipped from our vendors. Our category shift away from consumer electronics required the need to carry additional inventory on-hand to service expected demand. Accounts payable and accrued liabilities decreased during the first three months of fiscal 2017 primarily driven by a decrease in our reserve for returns accrual due to lower return volumes experienced in the first quarter and a reduction in sales and a decrease in freight payables, partially offset by an increase in accrued cable distribution fees.

Net cash used for investing activities totaled $3.9 million for the first three months of fiscal 2017 compared to net cash used for investing activities of $1.6 million for the comparable fiscal 2016 period. For the three months ended April 29, 2017 and April 30, 2016, expenditures for property and equipment were approximately $3.9 million and $1.6 million, respectively. Capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash used by financing activities totaled $9.7 million for the three months ended April 29, 2017 and related primarily to principal payments on term loans of $10.3 million, payments for the repurchase of common stock of $5.1 million, payments for deferred financing costs of $215,000, payments for debt extinguishment costs of $199,000, payments for common stock issuance costs of $80,000 and payments for restricted stock issuance of $34,000, partially offset by proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $132,000 and proceeds from the exercise of stock options of $29,000. Net cash provided by financing activities totaled $15.1 million for the three months ended April 30, 2016 and related primarily to proceeds from the GACP term loan of $17.0 million, partially offset by payments for deferred financing costs of $1.3 million, payments on term loans of $607,000 and capital lease payments of $13,000.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of EVINE Live Inc.'s Annual Report on Form 10-K for the year ended January 28, 2017, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 29, 2017, by the Company or on behalf of the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2017 through February 25, 2017	—	$—	—	$—
February 26, 2017 through April 1, 2017	25,386	$1.36	—	$—
April 2, 2017 through April 29, 2017	—	N/A	—	$—
Total	25,386	$1.36	—	$—
(1) The purchases in this column include 25,386 shares that were repurchased by the Company to satisfy tax withholding obligations related to the vesting of restricted stock.
Dividends
We are restricted from paying dividends on our common stock by the PNC Credit Facility and the GACP Credit Agreement, as discussed in Note 5 - “Credit Agreements” in the Notes to our condensed consolidated financial statements.

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

EVINE Live Inc.
June 1, 2017	/s/ ROBERT J. ROSENBLATT
Robert J. Rosenblatt
Chief Executive Officer (Principal Executive Officer)

June 1, 2017	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1
Second Amendment to the Term Loan and Credit Facility, dated March 21, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent
Incorporated by reference (4)

10.2
Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 21, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference (5)

10.3	First Amended and Restated Option, dated March 16, 2017, among the Registrant and TH Media Partners, LLC	Incorporated by reference (6)

10.4	Repurchase Letter Agreement, dated January 30, 2017 between the Company and NBCUniversal Media, LLC	Incorporated by reference (7)

10.5	Cooperation Agreement, dated March 24, 2017 between the Company and the Clinton Group, Inc. and GlassBridge Enterprises, Inc.	Incorporated by reference (8)

10.6	Form of Common Stock Purchase Agreement, dated May 22, 2017.	Incorporated by reference (9)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.

(6)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.

(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2017, filed on January 31, 2017, File No. 001-37495.

(8)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2017, filed on March 27, 2017, File No. 001-37495.

(9)	Incorporated by reference to Exhibit to the Registrant’s Current Report on Form 8-K dated May 23, 2017 and filed on May 24, 2017, File No. 001-37495.