Form 10-Q
period 2017-07-29
EVINE Live Inc.
filed 2017-08-30
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 28, 2017, there were 65,224,658 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
July 29, 2017

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	July 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash	$22,059	$32,647
Restricted cash and investments	450	450
Accounts receivable, net	82,814	99,062
Inventories	63,748	70,192
Prepaid expenses and other	5,564	5,510
Total current assets	174,635	207,861
Property & equipment, net	53,135	52,715
FCC broadcasting license	12,000	12,000
Other assets	2,231	2,204
TOTAL ASSETS	$242,001	$274,780

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,082	$65,796
Accrued liabilities	36,881	37,858
Current portion of long term credit facilities	3,440	3,242
Deferred revenue	85	85
Total current liabilities	87,488	106,981
Other long term liabilities	286	428
Deferred tax liability	3,916	3,522
Long term credit facilities	73,308	82,146
Total liabilities	164,998	193,077
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 99,600,000 shares authorized; 65,220,233 and 65,192,314 shares issued and outstanding	652	652
Additional paid-in capital	437,449	436,962
Accumulated deficit	(361,098)	(355,911)
Total shareholders' equity	77,003	81,703
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$242,001	$274,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$148,949	$157,139	$305,292	$324,059
Cost of sales	92,469	97,311	192,526	202,783
Gross profit	56,480	59,828	112,766	121,276
Operating expense:
Distribution and selling	48,687	51,605	97,417	105,030
General and administrative	6,012	5,878	12,007	11,647
Depreciation and amortization	1,680	1,977	3,316	4,084
Executive and management transition costs	572	242	1,078	3,843
Distribution facility consolidation and technology upgrade costs	—	300	—	380
Total operating expense	56,951	60,002	113,818	124,984
Operating loss	(471)	(174)	(1,052)	(3,708)
Other income (expense):
Interest income	2	2	4	4
Interest expense	(1,313)	(1,606)	(2,808)	(2,811)
Loss on debt extinguishment	—	—	(913)	—
Total other expense, net	(1,311)	(1,604)	(3,717)	(2,807)
Loss before income taxes	(1,782)	(1,778)	(4,769)	(6,515)
Income tax provision	(209)	(205)	(418)	(410)
Net loss	$(1,991)	$(1,983)	$(5,187)	$(6,925)
Net loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.12)
Net loss per common share — assuming dilution	$(0.03)	$(0.03)	$(0.08)	$(0.12)
Weighted average number of common shares outstanding:
Basic	64,091,228	57,258,672	62,504,868	57,219,914
Diluted	64,091,228	57,258,672	62,504,868	57,219,914
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED JULY 29, 2017
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 28, 2017	65,192,314	$652	$436,962	$(355,911)	$81,703
Net loss	—	—	—	(5,187)	(5,187)
Repurchases of common stock	(4,400,000)	(44)	(5,011)	—	(5,055)
Common stock issuances pursuant to equity compensation plans	319,646	3	(11)	—	(8)
Share-based payment compensation	—	—	1,267	—	1,267
Common stock and warrant issuance	4,108,273	41	4,242	—	4,283
BALANCE, July 29, 2017	65,220,233	$652	$437,449	$(361,098)	$77,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six-Month
	Periods Ended
	July 29, 2017	July 30, 2016
OPERATING ACTIVITIES:
Net loss	$(5,187)	$(6,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,259	6,111
Share-based payment compensation	1,267	635
Amortization of deferred revenue	(42)	(43)
Amortization of deferred financing costs	214	262
Loss on debt extinguishment	913	—
Deferred income taxes	394	395
Changes in operating assets and liabilities:
Accounts receivable, net	16,248	21,703
Inventories	6,444	7,051
Prepaid expenses and other	(54)	(134)
Accounts payable and accrued liabilities	(19,119)	(11,597)
Net cash provided by operating activities	6,337	17,458
INVESTING ACTIVITIES:
Property and equipment additions	(6,256)	(3,892)
Net cash used for investing activities	(6,256)	(3,892)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	10,500	—
Proceeds of term loans	6,000	17,000
Proceeds from issuance of common stock and warrants	4,628	—
Proceeds from exercise of stock options	29	—
Payments on revolving loan	(14,900)	—
Payments on term loans	(11,058)	(1,355)
Payments for repurchases of common stock	(5,055)	—
Payments for common stock issuance costs	(357)	—
Payments for deferred financing costs	(220)	(1,432)
Payments for debt extinguishment costs	(199)	—
Payments for restricted stock issuance	(37)	(5)
Payments on capital leases	—	(27)
Net cash provided by (used for) financing activities	(10,669)	14,181
Net increase (decrease) in cash	(10,588)	27,747
BEGINNING CASH	32,647	11,897
ENDING CASH	$22,059	$39,644
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,631	$2,136
Income taxes paid	$34	$51
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$401	$190
Deferred financing costs included in accrued liabilities	$—	$15
Common stock issuance costs included in accrued liabilities	$103	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2017
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 28, 2017 has been derived from the Company's audited financial statements for the fiscal year ended January 28, 2017. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 28, 2017. Operating results for the six-month period ended July 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2016, ended on January 28, 2017, and consisted of 52 weeks. Fiscal 2017 will end on February 3, 2018, and will contain 53 weeks. The quarters ended July 29, 2017 and July 30, 2016 each consisted of 13 weeks.
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
In March 2016, the Financial Accounting Standards Board issued Compensation-Stock Compensation, Topic 718 (ASU No. 2016-09). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 and has elected to continue estimating forfeitures each period. Prospectively, beginning January 29, 2017, excess tax benefits/deficiencies, along with the full valuation allowance, have been reflected as income tax benefit/expense in the statement of operations resulting in no impact on the tax provision in fiscal 2017. Additionally, the statement of cash flows classification of prior periods has not changed as a result of adoption.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In July 2015, the Financial Accounting Standards Board approved a one year deferral of the effective date of ASU 2014-09. The standard will now become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is continuing to evaluate the impact of this ASU, related amendments and interpretive guidance will have on the Company's consolidated financial statements, financial systems and controls. In addition, the Company is still determining the application of several aspects of the ASU, including; principal versus agent and the determination of when control of goods transfers to our customers. Based on our analysis thus far, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. We continue to assess the impact on all areas of our revenue recognition, our transition method and related disclosure requirements.
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
As of July 29, 2017 and January 28, 2017 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of July 29, 2017 and January 28, 2017 the Company also had long-term variable rate Credit Facilities, classified as Level 2, with carrying values of $76,748,000 and $85,388,000. As of July 29, 2017 and January 28, 2017, $3,440,000 and $3,242,000 was classified as current. The fair value of the variable rate Credit Facilities approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	July 29, 2017		January 28, 2017
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(254,000)	$1,786,000	$(171,000)
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
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
On August 28, 2017, the Company entered into agreements to sell the Boston television station, WWDP, including the Company's FCC broadcast license, for an aggregate of $13.5 million. See Note 14 - "Subsequent Event" for additional information.
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consists of the Evine trademark and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $42,000 and $25,000 for the three-month periods ended July 29, 2017 and July 30, 2016 and $83,000 and $43,000 for the six-month periods ended July 29, 2017 and July 30, 2016. Estimated amortization expense is $165,000 for fiscal 2017 and each fiscal year through fiscal 2020 and $157,000 for fiscal 2021.

(5) Credit Agreements
The Company's long-term credit facilities consist of:

	July 29, 2017	January 28, 2017
PNC Credit Facility
PNC revolving loan due March 21, 2022, principal amount	$55,500,000	$59,900,000

PNC term loan due March 21, 2022, principal amount	15,505,000	10,637,000
Less unamortized debt issuance costs	(176,000)	(181,000)
PNC term loan due March 21, 2022, carrying amount	15,329,000	10,456,000

GACP Credit Agreement
GACP term loan due March 9, 2021, principal amount	6,366,000	16,292,000
Less unamortized debt issuance costs	(447,000)	(1,260,000)
GACP term loan due March 9, 2021, carrying amount	5,919,000	15,032,000

Total long-term credit facilities	76,748,000	85,388,000
Less current portion of long-term credit facilities	(3,440,000)	(3,242,000)
Long-term credit facilities, excluding current portion	$73,308,000	$82,146,000

PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through March 21, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently, to pay down the Company's GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 21, 2017, the Company entered into the Eighth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $6,000,000, extended the term of the PNC Credit Facility from May 1, 2020 to March 21, 2022, and authorized the proceeds from the term loan to be used as part of a voluntary prepayment of $9,500,000 on its GACP Term Loan.
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
As of July 29, 2017, the Company had borrowings of $55.5 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of July 29, 2017 is approximately $11.4 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company has drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and to partially pay down the Company's GACP Term Loan. As of July 29, 2017, there was approximately $15.5 million outstanding under the PNC Credit Facility term loan of which $2.5 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on April 1, 2017 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 21, 2018, 1.0% if terminated on or before March 21, 2019, 0.5% if terminated on or before March 21, 2020, and no fee if terminated after March 21, 2020. As of July 29, 2017, the imputed effective interest rate on the PNC term loan was 7.7%.
Interest expense recorded under the PNC Credit Facility for the three and six-month periods ended July 29, 2017 was $1,079,000 and $2,142,000 and $1,010,000 and $1,867,000 for the three and six-month periods ended July 30, 2016.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. As the Company's unused line availability was greater than $10.0 million at July 29, 2017, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $18.0 million. As of July 29, 2017, the Company's unrestricted cash plus unused line availability was $33.4 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,369,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.
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
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. As of July 29, 2017, the imputed effective interest rate on the GACP term loan was 15.5%.
Principal borrowings under the GACP Term Loan are payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee of 2.0% if terminated on or before March 10, 2018; 1.0% if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019. Interest expense recorded under the GACP Credit Agreement for the three and six-month periods ended July 29, 2017 was $231,000 and $661,000 and $592,000 and $934,000 for the three and six-month periods ended July 30, 2016.
The GACP Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $18.0 million. As of July 29, 2017, the Company's unrestricted cash plus unused line availability was $33.4 million and the Company was in compliance with applicable financial covenants of the GACP Credit Agreement and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the GACP Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain the GACP Credit Agreement totaling $1,556,000 less the costs written-off for the March 21, 2017 partial debt extinguishment totaling $714,000 have been deferred and are being expensed as additional interest over the five-year term of the GACP Credit Agreement.

The aggregate maturities of the Company's long-term credit facilities as of July 29, 2017 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	GACP Term Loan	Total
2017	$1,357,000	$—	$495,000	$1,852,000
2018	2,326,000	—	850,000	3,176,000
2019	2,132,000	—	779,000	2,911,000
2020	2,326,000	—	850,000	3,176,000
2021	2,326,000	—	3,392,000	5,718,000
2022	5,038,000	55,500,000	—	60,538,000
	$15,505,000	$55,500,000	$6,366,000	$77,371,000

(6) Shareholders' Equity
Registered Direct Offering
On May 23, 2017, the Company entered into Common Stock Purchase Agreements with certain accredited investors to which the Company sold, in the aggregate, 4,008,273 shares of common stock in a registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-203209), filed with the Securities and Exchange Commission on May 13, 2015. The shares were sold at a price of $1.12 per share, except for shares purchased by investors who are directors or executive officers of the Company, which were sold at a price of $1.15 per share. The closing of this sale occurred on May 30, 2017 and the Company received gross proceeds of approximately $4.5 million and incurred approximately $323,000 of issuance costs. The Company has used the proceeds for general working capital purposes.
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
The Company allocated the $10 million proceeds of the stock offering to each of the issued freestanding financial instruments based on their fair value at the time of issuance. The Warrants are indexed to the Company's publicly traded stock and were classified as equity. As a result, the portion of the proceeds allocated to the fair value of the Warrants was recorded as an increase to additional paid-in capital. The fair value of the Options was determined to be nominal. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less offering costs, recorded as additional paid in capital in the Company's balance sheet. The Company has used the proceeds for general working capital purposes.
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
Stock Purchase from NBCU
On January 31, 2017, the Company purchased from NBCUniversal Media, LLC (“NBCU”) 4,400,000 shares of the Company’s common stock for approximately $5 million or $1.12 per share pursuant to the Repurchase Letter Agreement. Following the Company's share purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of the Company's outstanding common stock. Upon the settlement, the NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement. See Note 11 for additional information.
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the second quarters of fiscal 2017 and fiscal 2016 related to stock option awards was $220,000 and $135,000. Stock-based compensation expense for the first six months of fiscal 2017 and fiscal 2016 related to stock option awards was $423,000 and $255,000. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of July 29, 2017, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 9,500,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. No further awards may be made under the 2001 Omnibus Plan, but any award granted under the 2001 Omnibus Plan and outstanding on June 21, 2011 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2017			Fiscal 2016
Expected volatility:	81%			84%
Expected term (in years):	6 years			5	-	6 years
Risk-free interest rate:	2.0%	-	2.2%	1.6%	-	1.7%
A summary of the status of the Company’s stock option activity as of July 29, 2017 and changes during the six months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, January 28, 2017	2,543,000	$2.19	301,000	$5.41	77,000	$10.73
Granted	1,627,000	$1.31	—	$—	—	$—
Exercised	(29,000)	$0.99	—	$—	—	$—
Forfeited or canceled	(520,000)	$3.13	(10,000)	$4.85	(77,000)	$10.73
Balance outstanding, July 29, 2017	3,621,000	$1.67	291,000	$5.43	—	$—
Options exercisable at July 29, 2017	792,000	$2.48	291,000	$5.43	—	$—
The following table summarizes information regarding stock options outstanding at July 29, 2017:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	3,621,000	$1.67	8.9	$37,000	3,185,000	$1.71	8.4	$34,000
2004 Incentive:	291,000	$5.43	2.7	$—	291,000	$5.43	2.7	$—
2001 Incentive:	—	$—	0.0	$—	—	$—	0.0	$—
The weighted average grant-date fair value of options granted in the first six-months of fiscal 2017 and fiscal 2016 was $0.91 and $0.86. The total intrinsic value of options exercised during the first six-months of fiscal 2017 and fiscal 2016 was $9,000 and $0. As of July 29, 2017, total unrecognized compensation cost related to stock options was $1,907,000 and is expected to be recognized over a weighted average period of approximately 2.3 years.
Stock-Based Compensation - Restricted Stock
Compensation expense recorded for the second quarters of fiscal 2017 and fiscal 2016 relating to restricted stock grants was $526,000 and $263,000. Compensation expense recorded for the first six-months of fiscal 2017 and fiscal 2016 relating to restricted stock grants was $844,000 and $380,000. As of July 29, 2017, there was $2,788,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.7 years. The total fair value of restricted stock vested during the first six months of fiscal 2017 and fiscal 2016 was $370,000 and $269,000.
During the second quarters of fiscal 2017 and fiscal 2016, the Company granted a total of 472,720 and 167,142 shares of restricted stock to non-employee directors as part of the Company's annual director compensation program. Each restricted stock award vests or did vest on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the awards was $520,000 and $292,000 for the second quarters of fiscal 2017 and fiscal 2016. The awards are being amortized as director compensation expense over the twelve-month vesting period. During the second quarters of fiscal 2017 and fiscal 2016, the Company also granted a total of 318,360 and 60,916 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock vests in three equal annual installments beginning one year from the grant date. The aggregate market value of the restricted stock at the date of the award was $395,000 and $78,000 for the second quarters of fiscal 2017 and fiscal 2016. The awards are being amortized as compensation expense over the three-year vesting period.

During the first quarters of fiscal 2017 and fiscal 2016, the Company granted a total of 317,219 and 188,991 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock vests in three equal annual installments beginning one year from the grant date. The aggregate market value of the restricted stock at the date of the award was $422,000 and $187,000 for the first quarters of fiscal 2017 and fiscal 2016. The awards are being amortized as compensation expense over the three-year vesting period. During the first quarter of fiscal 2017, the Company also granted a total of 327,738 shares of time-based restricted stock awards to employees as part of the Company's annual merit process. The restricted stock vests one year after the date of the grant on April 24, 2018. The aggregate market value of the restricted stock at the date of the award was $446,000 and is being amortized as compensation expense over the one-year vesting period.
During the first quarter of fiscal 2017, the Company also granted a total of 7,096 shares of restricted stock to a newly appointed board member as part of the Company's annual director compensation program. This award vested on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $9,000 and is being amortized as director compensation expense over the vesting period.
During the first quarters of fiscal 2017 and fiscal 2016, the Company granted a total of 561,981 and 179,156 shares of market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

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
A summary of the status of the Company’s non-vested restricted stock activity as of July 29, 2017 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 28, 2017	1,620,000	$2.00
Granted	2,005,000	$1.32
Vested	(319,000)	$1.93
Forfeited	(241,000)	$2.92
Non-vested outstanding, July 29, 2017	3,065,000	$1.49
Shareholder Cooperation and Standstill Agreement
On March 24, 2017, the Company entered into a Cooperation Agreement with the Clinton Group, Inc. and GlassBridge Enterprises, Inc. (collectively "the Investor Group"). Pursuant to the Cooperation Agreement, the Company agreed (i) to have the Company's Board of Directors (the "Board") appoint, within 30 calendar days, one new independent director, from a list of candidates, to serve on the Board until the 2017 Annual Meeting of Shareholders (the "2017 Annual Meeting"), (ii) to nominate the new independent director for election to the Board at the 2017 Annual Meeting for a term expiring at the 2018 Annual Meeting of Shareholders, (iii) to recommend in the Company's 2017 definitive proxy statement that the shareholders of the Company vote to elect the new independent director to the Board at the 2017 Annual Meeting, and (iv) to solicit, obtain proxies in favor of and otherwise support the election of the new independent director to the board at the 2017 Annual Meeting in a manner no less favorable than the manner in which the Company supports other nominees for election at the 2017 Annual Meeting. The Company has complied with each of these requirements. Under the terms of the Cooperation Agreement, the Investor Group agreed to certain standstill provisions with respect to the Investor Group's actions with regard to the Company and its common stock. Such standstill provisions will be in effect for a period commencing on March 24, 2017 and ending on the date that is the earlier of (x) ten (10) business days prior to the expiration of the advance notice period for the submission by shareholders of director nominations for consideration at the 2018 Annual Meeting, (y) one hundred (100) calendar days prior to the first anniversary of the 2017 Annual Meeting, or (z) upon ten (10) calendar days' prior written notice delivered by any of the Investor Group to the Company following a material breach of the Cooperation Agreement by the Company if such breach has not been cured within a notice period, provided that any member of the Investor Group is not then in material breach of the Cooperation Agreement.

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss (a)	$(1,991,000)	$(1,983,000)	$(5,187,000)	$(6,925,000)
Weighted average number of shares of common stock outstanding — Basic	64,091,228	57,258,672	62,504,868	57,219,914
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	64,091,228	57,258,672	62,504,868	57,219,914
Net loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.12)
Net loss per common share — assuming dilution	$(0.03)	$(0.03)	$(0.08)	$(0.12)
(a) The net loss for the three and six-month periods ended July 29, 2017 includes costs related to executive and management transition of $572,000 and $1,078,000 and loss on debt extinguishment of $0 and $913,000. The net loss for the three and six-month periods ended July 30, 2016 includes costs related to executive and management transition of $242,000 and $3,843,000 and distribution facility consolidation and technology upgrade costs totaling $300,000 and $380,000.
(b) For the three and six-month periods ended July 29, 2017, there were -0- incremental in-the-money potentially dilutive common shares outstanding, and approximately 162,000 and -0- for the three and six-month periods ended July 30, 2016. Incremental in-the-money potentially dilutive common shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(8) Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its video commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its video commerce television, online website, evine.com, and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then placing their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company.

Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Jewelry & Watches	$53,737	$57,972	$111,773	$122,146
Home & Consumer Electronics	30,494	28,918	61,324	64,564
Beauty	21,261	23,124	42,879	46,364
Fashion & Accessories	27,968	30,991	57,763	58,519
All other (primarily shipping & handling revenue)	15,489	16,134	31,553	32,466
Total	$148,949	$157,139	$305,292	$324,059

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
In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Capital Equity Investments, Inc. (“GE Equity”).  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. Currently, the limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership is limited.  In addition, if the Company were to experience another ownership change, as defined by Sections 382 and 383, its ability to utilize its NOLs could be further substantially limited and depending on the severity of the annual NOL limitation, the Company could permanently lose its ability to use a significant amount of its accumulated NOLs. The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the second quarters of fiscal 2017 and fiscal 2016, the income tax provision included a non-cash tax charge of approximately $197,000 and $198,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. For the first six-months of fiscal 2017 and fiscal 2016, the income tax provision included a non-cash tax charge of approximately $394,000 and $395,000. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $394,000 of additional non-cash income tax expense over the remainder of fiscal 2017.
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

(10) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, intellectual property and consumer protection matters.
On June 26, 2017, a purported class action case was filed by an individual, William Horan, against both the Company and Invicta Watch Co. of America, Inc. (“Invicta”) in the United States District Court for the Eastern District of New York, asserting claims under the federal Magnuson-Moss Warranty Act and New York General Business Law Section 349.  The claims relate to the warranty provided with the Invicta watch that the plaintiff allegedly purchased through the Company.  Plaintiff alleges that the defendants breached the warranty, failed to disclose material information and\or made false representations concerning the warranty.  This case is pled as a putative class action, which means that the plaintiff seeks to represent a class of all other similarly situated individuals who purchased an Invicta watch through the Company.  The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, injunctive relief, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. Given the uncertainty of litigation, the preliminary stage of this case and the legal standards that must be met for, among other things, class certification, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

On June 29, 2017, a purported class action case was filed by an individual, Betty Gregory, against the Company in the United States District Court for the Central District of California, asserting claims under the federal Telephone Consumer Protection Act (“TCPA”).  The plaintiff alleges that the Company unlawfully contacted her on her cellular telephone without her prior express consent.  This case is pled as a putative class action, and the plaintiff seeks to represent a class of all other individuals who received telephone calls similar to the ones she allegedly received from the Company and the Company's third-party collection vendors.  The TCPA provides for recovery of actual damages or $500 for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, injunctive relief, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. Given the uncertainty of litigation, the preliminary stage of this case and the legal standards that must be met for, among other things, class certification, the Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

(11) Related Party Transactions
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016, the Company was a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Equity and NBCU, which provided for certain corporate governance and standstill matters (as described further below). NBCU is an indirect subsidiary of Comcast Corporation (“Comcast”). The Company believes that as of July 29, 2017, the direct equity ownership of NBCU in the Company consists of 2,741,849 shares of common stock, or approximately 4.2% of the Company’s current outstanding common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of the agreement are comparable to those with other cable system operators.
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
Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, is a member of Newgistics Board of Directors. The Company made payments to Newgistics totaling approximately $1,141,000 and $2,286,000 during the three and six-month periods ended July 29, 2017 and payments totaling approximately $1,069,000 and $2,534,000 during the three and six-month periods ended July 30, 2016.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments to this supplier totaling approximately $480,000 and $826,000 during the three and six-month periods ended July 29, 2017 and payments totaling approximately $354,000 and $1,223,000 during the three and six-month periods ended July 30, 2016.

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
As a result of the Company's distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred $0 in incremental expenses during the three and six month periods ended July 29, 2017 and approximately $300,000 and $380,000 in incremental expenses during the three and six month periods ended July 30, 2016 related primarily to increased labor and training costs associated with the Company’s warehouse management system migration.

(13) Executive and Management Transition Costs
On March 23, 2017, the Company announced the elimination of the position of Senior Vice President of Sales & Product Planning. In conjunction with this executive change as well as other executive and management terminations made during the first six months of fiscal 2017, the Company recorded charges to income totaling $572,000 and $1,078,000 for the three and six-months ended July 29, 2017, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2017 executive and management transition.
On February 8, 2016, the Company announced the resignation of two executive officers, namely its Chief Executive Officer, and its Executive Vice President - Chief Strategy Officer & Interim General Counsel. In conjunction with these executive changes as well as other executive and management terminations made during the first six months of fiscal 2016, the Company recorded charges to income totaling $242,000 and $3,843,000 for the three and six-months ended July 30, 2016, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transition. On August 18, 2016, the Company announced that Robert Rosenblatt was appointed permanent Chief Executive Officer and entered into an executive employment agreement with Mr. Rosenblatt.

(14) Subsequent Event
Sale of Boston Television Station, WWDP
On August 28, 2017, the Company entered into a channel sharing and facilities agreement (the “Channel Sharing Agreement”) with NRJ Boston OpCo, LLC and NRJ TV Boston License Co., LLC (collectively, “NRJ”) to allow NRJ to operate its local Boston television station on one-third of the spectrum used in the operation of the Company's television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), in perpetuity. The total consideration payable to the Company under the Channel Sharing Agreement is $3.5 million, with $2.5 million being payable upon grant of a required construction permit by the FCC and the balance being payable upon the closing of a sale of substantially all of the assets used by the Company in the operation of the Station or the transfer of the equipment necessary for channel sharing among the Company and NRJ to a newly formed entity.
On August 28, 2017, the Company also entered into an asset purchase agreement to sell substantially all of the assets primarily related to the Station to affiliates of WRNN-TV Associates Limited Partnership (“Buyers”). The purchase price for the Station's assets is $10.0 million in cash, subject to an escrow holdback amount of $1.0 million, which is payable to the Company when the Station is being carried by certain designated carriers at or following the closing of the transaction. The escrow holdback is payable back to the Buyers in monthly installment beginning approximately 14 months after the closing if the station is not being carried by certain designated carriers. The asset purchase agreement includes customary representations, warranties, covenants and indemnification obligations of the parties. The sale of assets pursuant to the purchase agreement is expected to close in the fourth quarter of fiscal 2017 or the first quarter of fiscal 2018 following receipt of specified regulatory approvals from the FCC and satisfaction of the other closing conditions in the asset purchase agreement.
The Company plans to use the proceeds received from the transaction to pay in full the remaining amounts due under the Company's term loan with GACP, with the remaining proceeds used for general working capital purposes.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels;

the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under “Risk Factors” in our recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
Products and Customers
Products sold on our video commerce platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first six months of fiscal 2017. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total video commerce net merchandise sales for the three and six-month periods indicated by product category group.

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net Merchandise Sales by Category
Jewelry & Watches	40%	41%	41%	42%
Home & Consumer Electronics	23%	21%	22%	22%
Beauty	16%	16%	16%	16%
Fashion & Accessories	21%	22%	21%	20%
Total	100%	100%	100%	100%
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
Company Strategy
As a multiplatform video commerce company, our strategy includes offering an exciting assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere) and name brand products using our commerce infrastructure, which includes television access to more than 87 million cable and satellite homes in the United States. We are also focused on growing our revenues, through social, mobile, online, and Over-the-Top platforms, as well as exploring online only and thoughtful brick and mortar retailing partnerships.
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
Program Distribution
Our 24-hour television shopping networks, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes, or full time equivalent subscribers, during the three and six months ended July 29, 2017 and July 30, 2016.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong online and mobile efforts, will ensure that Evine is available wherever and whenever our customers choose to shop.
In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms, alternative distribution methods and part-time carriage in strategic markets, including securing a deal in the second quarter of fiscal 2017 to launch our network in more than 10 million high definition homes in the next six months. We believe that our distribution strategy of pursuing additional channels in productive homes we are already in is a more balanced approach to growing our business than merely adding new television homes in untested areas.  We are also investing in high definition ("HD") equipment and have made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a HD format and that improved the appearance of our primary network feed. We expect to transition to a full HD signal starting in the third quarter of fiscal 2017. We believe that having an HD feed of our service allows us to attract new viewers and customers.
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
 Our direct competitors within the television shopping industry include QVC and HSN, Inc. QVC is owned by Liberty Interactive Corporation, which recently announced an agreement to purchase an additional 62% of HSN, Inc. to increase its holdings in HSN, Inc. to 100%. Both QVC and HSN Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. Furthermore, in 2016, Amazon.com, Inc. ("Amazon") launched a live television program, Style Code Live, which features products that viewers can order online. This program, and any additional similar programs that Amazon may offer in the future, may compete with us. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability.
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
Summary Results for the Second Quarter of Fiscal 2017
Consolidated net sales for our fiscal 2017 second quarter were approximately $148.9 million compared to $157.1 million for our fiscal 2016 second quarter, which represents a 5% decrease. We reported an operating loss of approximately $471,000 and a net loss of approximately $2.0 million for our fiscal 2017 second quarter. The operating and net loss for the fiscal 2017 second quarter included charges relating to executive and management transition costs totaling $572,000. We had an operating loss of $174,000 and a net loss of approximately $2.0 million for our fiscal 2016 second quarter. The operating and net loss for the fiscal 2016 second quarter included charges relating to executive and management transition costs totaling $242,000 and distribution facility consolidation and technology upgrade costs totaling $300,000.
Consolidated net sales for the first six months of fiscal 2017 were approximately $305.3 million compared to $324.1 million for the first six months of fiscal 2016, which represents a 6% decrease. We reported an operating loss of approximately $1.1 million and a net loss of approximately $5.2 million for the first six months of fiscal 2017. The operating and net loss for the first six months of fiscal 2017 included charges relating to executive and management transition costs totaling $1.1 million. The net loss for the first six months of fiscal 2017 also included a loss on debt extinguishment of $913,000. We had an operating loss of $3.7 million and a net loss of $6.9 million for the first six months of fiscal 2016. The operating and net loss for the first six months of fiscal 2016 included charges relating to executive and management transition costs totaling $3.8 million and distribution facility consolidation and technology upgrade costs totaling $380,000.
Registered Direct Offering
On May 30, 2017, we sold 4,008,273 shares of common stock in a registered direct offering to certain accredited investors. The shares were sold at a price of $1.12 per share, except for shares purchased by our directors and executive officers, which were sold at a price of $1.15 per share. We received gross proceeds of approximately $4.5 million and incurred approximately $323,000 of issuance costs. We have used the proceeds for general working capital purposes.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	37.9%	38.1%	36.9%	37.4%
Operating expenses:
Distribution and selling	32.7%	32.8%	31.9%	32.4%
General and administrative	4.0%	3.7%	3.9%	3.6%
Depreciation and amortization	1.1%	1.3%	1.1%	1.3%
Executive and management transition costs	0.4%	0.2%	0.3%	1.2%
Distribution facility consolidation and technology upgrade costs	—%	0.2%	—%	0.1%
	38.2%	38.2%	37.2%	38.6%
Operating loss	(0.3)%	(0.1)%	(0.3)%	(1.2)%

Key Performance Metrics

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
Merchandise Metrics
Gross margin %	37.9%	38.1%	(20) bps	36.9%	37.4%	(50) bps
Net shipped units (000's)	2,423	2,461	(2)%	5,003	4,878	3%
Average selling price	$55	$57	(4)%	$54	$59	(8)%
Return rate	19.1%	19.8%	(70) bps	19.0%	19.4%	(40) bps
Digital net sales % (a)	48.1%	47.9%	20 bps	49.4%	48.4%	100 bps
Total Customers - 12 Month Rolling (000's)	1,377	1,447	(5)%	N/A	N/A
(a) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2017 second quarter decreased 2% from the prior year comparable quarter to approximately 2.4 million. For the six months ended July 29, 2017, net shipped units increased 3% from the prior year comparable period to 5.0 million. The decrease in net shipped units during the second quarter of fiscal 2017 was driven primarily by a 5% decrease in consolidated net sales (as discussed below), partially offset by a 4% decrease in our average selling price (as discussed below). We believe the increase in net shipped units during the first six months of fiscal 2017 reflects the continued broadening of our merchandise assortment and a decline in our average selling price (as discussed below), partially offset by a 6% decrease in consolidated net sales (as discussed below).
Average Selling Price
The average selling price ("ASP") per net unit was $55 in the fiscal 2017 second quarter, a 4% decrease from the prior year quarter. For the six months ended July 29, 2017, the ASP was $54, an 8% decrease from the prior year comparable period. The decreases in the ASP were primarily driven by a sales mix shift into our home and fashion & accessories categories, which typically have lower average selling prices, and out of our jewelry & watches product categories. In addition, we experienced ASP decreases within our fashion & accessories and beauty product categories. The ASP decrease, for the six months ended July 29, 2017, contributed to our increase in net shipped units of 3%.
Return Rates
For the three months ended July 29, 2017, our return rate was 19.1% compared to 19.8% for the comparable prior year quarter, a 70 basis point decrease. For the six months ended July 29, 2017, our return rate was 19.0% compared to 19.4% for the comparable prior year period, a 40 basis point decrease. These decreases in the return rates were driven primarily by rate improvements across all product categories. We believe that the improvement in the category return rates were driven by the decreases in ASP, as described above, our strong product assortment and improvement in the quality of merchandise. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 5% over prior year to approximately 1.4 million. The decrease was driven by a reduction in new customers over the prior year, partially offset by improvements achieved in our customer retention and reactivation. As a result of our efforts during fiscal 2016 and 2017 to re-balance our merchandising mix, including the reduction of our offering of consumer electronic products, we believe our twelve-month customer file is now comprised of customers who have a significantly higher purchase frequency and lifetime value.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2017 second quarter were approximately $148.9 million as compared with $157.1 million for the comparable prior year quarter, a 5% decrease. Consolidated net sales, inclusive of shipping and handling revenue, for the first six months ended July 29, 2017 were approximately $305.3 million as compared with $324.1 million for the comparable prior year period, a 6% decrease.
The decrease in quarterly consolidated net sales was driven primarily by decreases in our jewelry & watches, fashion & accessories and beauty categories, partially offset by an increase in our home category. Jewelry & watches decreased during the second quarter as a result of a shift in airtime from jewelry & watches into the home category. The decrease in fashion & accessories was a result of reduced productivity during the quarter. These decreases were partially offset by an increase in the home product category as a result of increased airtime and the successful launch of new brands. The decrease in year-to-date consolidated net sales was driven primarily by decreases in our watches, consumer electronics and beauty product categories. The decrease in watches was a result of reduced airtime and productivity during the first six months of fiscal 2017 as a result of a shift in airtime from watches into the home category and testing of some lower watch price point offerings designed to grow our customers with a high lifetime value. Consumer electronics decreased during the first six months of fiscal 2017 as we continue to shift our airtime and product mix from consumer electronics to our other higher margin product categories. The decrease in the beauty category was primarily driven by reduced productivity.
Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 48.1% and 49.4% compared to 47.9% and 48.4% for the second quarter and first six months of fiscal 2017 compared to fiscal 2016. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the period was driven by our improved digital marketing initiatives and an enhanced responsive customer experience on mobile devices. Our mobile penetration increased to 49.4% and 48.7% of total digital orders in the second quarter and first six months of fiscal 2017 versus 45.2% and 45.4% of total digital orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2017 second quarter and fiscal 2016 second quarter was approximately $56.5 million and $59.8 million, a decrease of $3.3 million, or 6%. Gross profit for the first six months ended July 29, 2017 was approximately $112.8 million, a decrease of $8.5 million, or 7%, from $121.3 million for the comparable prior year period. The decrease in gross profits experienced during the second quarter and first six months of fiscal 2017 was primarily driven by a 5% and 6% decrease in consolidated net sales (as discussed above) and lower gross margin percentages experienced. Gross margin percentages for the second quarters of fiscal 2017 and fiscal 2016 were 37.9% and 38.1%, a 20 basis point decrease. The decrease in the gross margin percentage reflects reduced margin rates, specifically in our jewelry & watches and fashion & accessories product categories, partially offset by increased margin rates experienced in our home product category. Gross margin percentages for the first six months of fiscal 2017 and fiscal 2016 were 36.9% and 37.4%, a 50 basis point decrease. The decrease in the gross margin percentage reflects reduced margin rates, specifically in our jewelry & watches and fashion & accessories product categories.
Operating Expenses
Total operating expenses for the fiscal 2017 second quarter were approximately $57.0 million compared to $60.0 million for the comparable prior year period, a decrease of 5%. Total operating expenses for the six months ended July 29, 2017 were approximately $113.8 million compared to $125.0 million for the comparable prior year period, a decrease of 9%. Total operating expenses as a percentage of net sales were 38.2% and 37.2%, compared to 38.2% and 38.6% during the second quarters and first six months of fiscal 2017 and fiscal 2016. Total operating expenses for the fiscal 2017 second quarter include executive and management transition costs of $572,000, while total operating expenses for the fiscal 2016 second quarter include executive and management transition costs of $242,000 and distribution facility consolidation and technology upgrade costs of $300,000. Total operating expenses for the six months ended July 29, 2017 include executive and management transition costs of $1.1 million, while total operating expenses for the six months ended July 30, 2016 include executive and management transition costs of $3.8 million and distribution facility consolidation and technology upgrade costs of $380,000. Excluding executive and management transition costs and distribution facility consolidation and technology upgrade costs, total operating expenses as a percentage of net sales for the second quarter and first six months of fiscal 2017 were 37.8% and 36.9%, compared to 37.8% and 37.3% for fiscal 2016.
Distribution and selling expense decreased $2.9 million, or 6%, to $48.7 million, or 32.7% of net sales during the fiscal 2017 second quarter compared to $51.6 million, or 32.8% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due in part to decreased program distribution expense of $3.3 million relating to contract negotiations and changes in channel positioning, partially offset by an increase in over-the-air and other forms of distribution. The decrease over the prior year quarter was also due to decreased accrued incentive compensation of $712,000 and decreased variable costs of $465,000, partially offset by increased salaries and benefits of $1.3 million and increased online selling and search fees of $366,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $628,000 and decreased variable credit card processing fees and bad debt credit expense of $610,000, partially offset by increased customer services telecommunications expense of $761,000. Total variable expenses during the second quarter of fiscal 2017 were approximately 9.8% of total net sales versus 9.6% of total net sales for the prior year comparable period. The increase in variable expenses as a percentage of net sales during the second quarter of fiscal 2017 is primarily due to a 4% decrease in our average selling price during the quarter and increased customer services telecommunications expense, partially offset by improved efficiencies at our fulfillment center.
Distribution and selling expense decreased $7.6 million, or 7%, to $97.4 million, or 31.9% of net sales during the six months ended July 29, 2017 compared to $105.0 million, or 32.4% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first six months due in part to decreased program distribution expense of $6.5 million relating to contract negotiations and changes in channel positioning, partially offset by an increase in over-the-air and other forms of distribution. The decrease over the prior year period was also due to a decrease in variable costs of $2.1 million, decreased accrued incentive compensation of $1.3 million and decreased software service fees of $312,000, partially offset by increased salaries and benefits of $1.9 million and increased online selling and search fees of $669,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $1.7 million, decreased variable fulfillment and customer service salaries and wages of $952,000 and decreased Bowling Green equipment rental expense of $238,000, partially offset by increased customer services telecommunications expense of $661,000. Total variable expenses during the first six months of fiscal 2017 were approximately 9.7% of total net sales versus 9.8% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the first six months of fiscal 2017 is primarily due to improved efficiencies at our fulfillment center, partially offset by increased customer services telecommunications expense.

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
General and administrative expense for the fiscal 2017 second quarter increased $134,000, or 2% to approximately $6.0 million or 4.0% of net sales, compared to $5.9 million or 3.7% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased slightly during the second quarter primarily as a result of increased salaries and benefits of $340,000 and increased share-based compensation expense of $292,000, partially offset by a legal settlement of $244,000 and other general and administrative expense reductions of $254,000. For the six months ended July 29, 2017, general and administrative expense increased $360,000, or 3% to approximately $12.0 million or 3.9% of net sales, compared to $11.6 million or 3.6% of net sales for the comparable prior year fiscal period. For the six months ended July 29, 2017, general and administrative expense increased primarily as a result of increased share based compensation of $623,000 and salaries and benefits of $374,000, partially offset by a legal settlement of $244,000, decreased professional fees of $137,000 and other general and administrative expense reductions of $256,000.
Depreciation and amortization expense for the fiscal 2017 second quarter was approximately $1.7 million compared to $2.0 million for the comparable prior year period, representing a decrease of $297,000 or 15%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended July 29, 2017 and July 30, 2016 was 1.1% and 1.3%. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $314,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense of $17,000. Depreciation and amortization expense for the six months ended July 29, 2017 was approximately $3.3 million compared to $4.1 million for the comparable prior year period, representing a decrease of $768,000 or 19%. Depreciation and amortization expense as a percentage of net sales for the six-month periods ended July 29, 2017 and July 30, 2016 was 1.1% and 1.3%. The decrease in the depreciation and amortization expense for the six months ended July 29, 2017, was primarily due to decreased depreciation expense of $808,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense of $40,000.
Operating Loss
For the fiscal 2017 second quarter, we reported an operating loss of approximately $471,000 compared to an operating loss of $174,000 for the fiscal 2016 second quarter, representing an operating loss increase of $297,000. For the six months ended July 29, 2017 we reported an operating loss of approximately $1.1 million compared to an operating loss of $3.7 million for the comparable prior year period, representing a $2.7 million improvement. For the second quarter of fiscal 2017, our operating loss increased primarily as a result of decreased gross profit (as noted above) and increases in general and administrative expense and executive and management transition costs, partially offset by decreases in distribution and selling, distribution facility consolidation and technology upgrade costs and depreciation and amortization. For the first six months of fiscal 2017, our operating loss improved primarily as a result of decreases in distribution and selling, executive and management transition costs, depreciation and amortization and distribution facility consolidation and technology upgrade costs, partially offset by a decrease in gross profit (as noted above) and an increase in general and administrative expense.
Net Loss
For the fiscal 2017 second quarter, we reported a net loss of approximately $2.0 million or $0.03 per share on 64,091,228 weighted average basic common shares outstanding compared with a net loss of $2.0 million or $0.03 per share on 57,258,672 weighted average basic common shares outstanding in the fiscal 2016 second quarter. For the first six months of fiscal 2017, we reported a net loss of approximately $5.2 million or $0.08 per share on 62,504,868 weighted average basic common shares outstanding compared with a net loss of $6.9 million or $0.12 per share on 57,219,914 weighted average basic common shares outstanding in the first six months of fiscal 2016. Net loss for the second quarter of fiscal 2017 includes executive and management transition costs of $572,000 and interest expense of $1.3 million. Net loss for the second quarter of fiscal 2016 includes executive and management transition costs of $242,000, distribution facility consolidation and technology upgrade costs of $300,000 and interest expense of $1.6 million.
Net loss for the first six months of fiscal 2017 includes executive and management transition costs of $1.1 million, interest expense of $2.8 million and a loss on debt extinguishment of $913,000. Net loss for the first six months of fiscal 2016 includes executive and management transition costs of $3.8 million, distribution facility consolidation and technology upgrade costs of $380,000 and interest expense of $2.8 million.

For the second quarter and first six months of fiscal 2017, net loss reflects an income tax provision of $209,000 and $418,000. The fiscal 2017 second quarter and first six months tax provision included a non-cash charge of approximately $197,000 and $394,000, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $394,000 over the remainder of fiscal 2017.
For the second quarter and first six months of fiscal 2016, net loss reflects an income tax provision of $205,000 and $410,000, which included a non-cash expense charge of $198,000 and $395,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset as discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2017 second quarter was $3.5 million compared with Adjusted EBITDA of $3.8 million for the fiscal 2016 second quarter. For the six-months ended July 29, 2017, Adjusted EBITDA was $6.6 million compared with Adjusted EBITDA of $7.3 million for the comparable prior year period.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss	$(1,991)	$(1,983)	$(5,187)	$(6,925)
Adjustments:
Depreciation and amortization	2,655	3,070	5,259	6,111
Interest income	(2)	(2)	(4)	(4)
Interest expense	1,313	1,606	2,808	2,811
Income taxes	209	205	418	410
EBITDA (as defined)	$2,184	$2,896	$3,294	$2,403

A reconciliation of EBITDA to Adjusted EBIDTA is as follows:
EBITDA (as defined)	$2,184	$2,896	$3,294	$2,403
Adjustments:
Executive and management transition costs	572	242	1,078	3,843
Loss on debt extinguishment	—	—	913	—
Distribution facility consolidation and technology upgrade costs	—	300	—	380
Non-cash share-based compensation expense	746	398	1,267	635
Adjusted EBITDA (a)	$3,502	$3,836	$6,552	$7,261
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
Financial Condition, Liquidity and Capital Resources
As of July 29, 2017, we had cash of $22.1 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility and GACP Credit Agreement, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As our unused line availability is greater than $10 million at July 29, 2017, no additional cash is required to be restricted. As of January 28, 2017, we had cash of $32.6 million and had restricted cash and investments of $450,000. For the first six months of fiscal 2017, working capital decreased $13.7 million to $87.1 million. The current ratio (our total current assets over total current liabilities) was 2.0 at July 29, 2017 and 1.9 at January 28, 2017.
Sources of Liquidity
Our principal source of liquidity is our available cash of $22.1 million as of July 29, 2017, which was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through March 21, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes The Private Bank as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 21, 2017, we entered into the Eighth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $6,000,000, extended the term of the PNC Credit Facility from May 1, 2020 to March 21, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of $9,500,000 on its GACP Term Loan.
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

As of July 29, 2017, we had borrowings of $55.5 million under our revolving line of credit. As of July 29, 2017, the term loan under the PNC Credit Facility had $15.5 million outstanding and was used to fund our expansion initiative and to partially pay down our GACP Term Loan, of which $2.5 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of July 29, 2017 is approximately $11.4 million, and provides liquidity for working capital and general corporate purposes. In addition, as of July 29, 2017, our unrestricted cash plus unused line availability was $33.4 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
The GACP Credit Agreement contains customary covenants and conditions, which are consistent with the covenants and conditions under the PNC Credit Agreement, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $18 million. In addition, the GACP Credit Agreement places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of July 29, 2017, we were in compliance with applicable financial covenants of the GACP Credit Agreement and expect to be in compliance with applicable financial covenants over the next twelve months.
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
Registered Direct Offering
On May 23, 2017, we entered into Common Stock Purchase Agreements (the “Purchase Agreements”) with certain accredited investors to which we sold, in the aggregate, 4,008,273 shares of common stock in a registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-203209), filed with the Securities and Exchange Commission on May 13, 2015. The shares were sold at a price of $1.12 per share, except for shares purchased by investors who are directors or executive officers of the Company, which were sold at a price of $1.15 per share. The closing of this sale occurred on May 30, 2017 and we received gross proceeds of approximately $4.5 million and incurred approximately $323,000 of issuance costs. We have used the proceeds for general working capital purposes.
Sale of Boston Television Station, WWDP
On August 28, 2017, we entered into agreements to sell the Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13.5 million. See Note 14 - "Subsequent Event" in the Notes to our consolidated financial statements for additional information. We plan to use the proceeds received from the transaction to pay in full the remaining amounts due under our term loan with GACP, with the remaining proceeds used for general working capital purposes.
Other
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
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
For the six months ended July 29, 2017, net cash provided by operating activities totaled $6.3 million compared to net cash provided by operating activities of approximately $17.5 million for the comparable fiscal 2016 period. Net cash provided by operating activities for the fiscal 2017 and 2016 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of deferred financing costs, loss on debt extinguishment and deferred income taxes. In addition, net cash provided by operating activities for the six months ended July 29, 2017 reflects a decrease in accounts receivable and inventory, partially offset by an increase in prepaid expenses and a decrease in accounts payable and accrued liabilities.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories decreased primarily as a result of disciplined management of overall working capital components commensurate with sales. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2017 primarily driven by a decrease in inventory payables, due to lower inventory levels, a decrease in our reserve for returns accrual due to lower return volumes experienced and a reduction in sales during the first six months of fiscal 2017 and a decrease in freight payables.
Net cash used for investing activities totaled $6.3 million for the first six months of fiscal 2017 compared to net cash used for investing activities of $3.9 million for the comparable fiscal 2016 period. For the six months ended July 29, 2017 and July 30, 2016, expenditures for property and equipment were approximately $6.3 million and $3.9 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.

Net cash used for financing activities totaled $10.7 million for the six months ended July 29, 2017 and related primarily to principal payments on revolving loan of $14.9 million, principal payments on term loans of $11.1 million, payments for the repurchase of common stock of $5.1 million, payments for common stock issuance costs of $357,000, payments for deferred financing costs of $220,000, payments for debt extinguishment costs of $199,000 and payments for restricted stock issuance of $37,000, partially offset by proceeds from the PNC revolving loan of $10.5 million, proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $4.6 million and proceeds from the exercise of stock options of $29,000. Net cash provided by financing activities totaled $14.2 million for the six months ended July 30, 2016 and related primarily to proceeds from the GACP term loan of $17.0 million, partially offset by payments for deferred financing costs of $1.4 million, principal payments on term loans of $1.4 million and capital lease payments of $27,000.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to product warranties.
On June 26, 2017, a purported class action case was filed by an individual, William Horan, against both us and Invicta Watch Co. of America, Inc. (“Invicta”) in the United States District Court for the Eastern District of New York, asserting claims under the federal Magnuson-Moss Warranty Act and New York General Business Law Section 349.  The claims relate to the warranty provided with the Invicta watch that the plaintiff allegedly purchased through our company.  Plaintiff alleges that the defendants breached the warranty, failed to disclose material information and\or made false representations concerning the warranty.  This case is pled as a putative class action, which means that the plaintiff seeks to represent a class of all other similarly situated individuals who purchased an Invicta watch through our company.  The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, injunctive relief, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. Given the uncertainty of litigation, the preliminary stage of this case and the legal standards that must be met for, among other things, class certification, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

On June 29, 2017, a purported class action case was filed by an individual, Betty Gregory, against us in the United States District Court for the Central District of California, asserting claims under the federal Telephone Consumer Protection Act (“TCPA”).  The plaintiff alleges that we unlawfully contacted her on her cellular telephone without her prior express consent.  This case is pled as a putative class action, and the plaintiff seeks to represent a class of all other individuals who received telephone calls similar to the ones she allegedly received from our company and\or third-party collection vendors.  The TCPA provides for recovery of actual damages or $500 for each violation, whichever is greater. If it is determined that a defendant acted willfully or knowingly in violating the TCPA, the amount of the award may be increased by up to three times the amount provided above. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, injunctive relief, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. Given the uncertainty of litigation, the preliminary stage of this case and the legal standards that must be met for, among other things, class certification, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of our common stock made during the three months ended July 29, 2017, by our company or on behalf of our company or any "affiliated purchaser" of our company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2017 through May 27, 2017	872	$1.43	—	$—
May 28, 2017 through July 1, 2017	—	N/A	—	$—
July 2, 2017 through July 29, 2017	1,330	$0.96	—	$—
Total	2,202	$1.15	—	$—
(1) The purchases in this column include 2,202 shares that were repurchased by our company to satisfy tax withholding obligations related to the vesting of restricted stock.
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

EVINE Live Inc.
August 30, 2017	/s/ ROBERT J. ROSENBLATT
Robert J. Rosenblatt
Chief Executive Officer (Principal Executive Officer)

August 30, 2017	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Executive Vice President, Chief Operating Officer / Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1	Form of Common Stock Purchase Agreement, dated May 23, 2017	Incorporated by reference (4)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2017 and filed on May 25, 2017, File No. 001-37495.