Form 10-Q
period 2017-10-28
EVINE Live Inc.
filed 2017-12-04
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 28, 2017, there were 65,262,801 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
October 28, 2017

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	October 28, 2017	January 28, 2017
ASSETS
Current assets:
Cash	$23,334	$32,647
Restricted cash and investments	450	450
Accounts receivable, net	84,245	99,062
Inventories	77,068	70,192
Prepaid expenses and other	5,253	5,510
Total current assets	190,350	207,861
Property & equipment, net	53,135	52,715
FCC broadcasting license	9,500	12,000
Other assets	2,188	2,204
TOTAL ASSETS	$255,173	$274,780

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,527	$65,796
Accrued liabilities	33,249	37,858
Current portion of long term credit facilities	3,440	3,242
Deferred revenue	35	85
Total current liabilities	100,251	106,981
Other long term liabilities	327	428
Deferred tax liability	3,256	3,522
Long term credit facilities	74,630	82,146
Total liabilities	178,464	193,077
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 per share par value, 99,600,000 shares authorized; 65,261,231 and 65,192,314 shares issued and outstanding	653	652
Additional paid-in capital	438,257	436,962
Accumulated deficit	(362,201)	(355,911)
Total shareholders' equity	76,709	81,703
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$255,173	$274,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$150,212	$151,636	$455,504	$475,695
Cost of sales	92,918	96,205	285,444	298,988
Gross profit	57,294	55,431	170,060	176,707
Operating expense:
Distribution and selling	48,501	49,161	145,918	154,191
General and administrative	6,779	5,690	18,786	17,337
Depreciation and amortization	1,475	1,941	4,791	6,025
Executive and management transition costs	893	568	1,971	4,411
Distribution facility consolidation and technology upgrade costs	—	150	—	530
Total operating expense	57,648	57,510	171,466	182,494
Operating loss	(354)	(2,079)	(1,406)	(5,787)
Other income (expense):
Interest income	6	3	10	7
Interest expense	(1,158)	(1,586)	(3,966)	(4,397)
Loss on debt extinguishment	(221)	—	(1,134)	—
Total other expense, net	(1,373)	(1,583)	(5,090)	(4,390)
Loss before income taxes	(1,727)	(3,662)	(6,496)	(10,177)
Income tax benefit (provision)	624	(205)	206	(615)
Net loss	$(1,103)	$(3,867)	$(6,290)	$(10,792)
Net loss per common share	$(0.02)	$(0.06)	$(0.10)	$(0.19)
Net loss per common share — assuming dilution	$(0.02)	$(0.06)	$(0.10)	$(0.19)
Weighted average number of common shares outstanding:
Basic	65,191,367	60,513,215	63,400,368	58,317,681
Diluted	65,191,367	60,513,215	63,400,368	58,317,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE-MONTH PERIOD ENDED OCTOBER 28, 2017
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
BALANCE, January 28, 2017	65,192,314	$652	$436,962	$(355,911)	$81,703
Net loss	—	—	—	(6,290)	(6,290)
Repurchases of common stock	(4,400,000)	(44)	(5,011)	—	(5,055)
Common stock issuances pursuant to equity compensation plans	360,644	4	7	—	11
Share-based payment compensation	—	—	2,057	—	2,057
Common stock and warrant issuance	4,108,273	41	4,242	—	4,283
BALANCE, October 28, 2017	65,261,231	$653	$438,257	$(362,201)	$76,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine-Month
	Periods Ended
	October 28, 2017	October 29, 2016
OPERATING ACTIVITIES:
Net loss	$(6,290)	$(10,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,710	9,204
Share-based payment compensation	2,057	1,432
Amortization of deferred revenue	(51)	(64)
Amortization of deferred financing costs	301	410
Loss on debt extinguishment	1,134	—
Deferred income taxes	(266)	592
Changes in operating assets and liabilities:
Accounts receivable, net	14,817	25,361
Inventories	(6,876)	(15,347)
Prepaid expenses and other	257	645
Accounts payable and accrued liabilities	(6,085)	826
Net cash provided by operating activities	6,708	12,267
INVESTING ACTIVITIES:
Property and equipment additions	(8,794)	(7,313)
Proceeds from the sale of assets	2,500	—
Net cash used for investing activities	(6,294)	(7,313)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	51,100	—
Proceeds of term loans	6,000	17,000
Proceeds from issuance of common stock and warrants	4,628	10,000
Proceeds from exercise of stock options	53	—
Payments on revolving loan	(51,100)	—
Payments on term loans	(14,352)	(2,102)
Payments for repurchases of common stock	(5,055)	—
Payments for common stock issuance costs	(452)	(585)
Payments for deferred financing costs	(258)	(1,432)
Payments for debt extinguishment costs	(249)	—
Payments for restricted stock issuance	(42)	(13)
Payments on capital leases	—	(39)
Net cash provided by (used for) financing activities	(9,727)	22,829
Net increase (decrease) in cash	(9,313)	27,783
BEGINNING CASH	32,647	11,897
ENDING CASH	$23,334	$39,680
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,728	$3,363
Income taxes paid	$35	$51
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$272	$803
Deferred financing costs included in accrued liabilities	$—	$15
Common stock issuance costs included in accrued liabilities	$14	$283
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 28, 2017
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," "Evine," or the "Company") are collectively a multiplatform video commerce company that offers a mix of proprietary, exclusive and name brand merchandise directly to consumers in an engaging and informative shopping experience through TV, online and mobile devices. The Company operates a 24-hour television shopping network, Evine, through which it offers proprietary, exclusive and name brand merchandise in the categories of jewelry & watches; home & consumer electronics; beauty; and fashion & accessories. Orders are taken via telephone, online and mobile channels. The television network is distributed in over 87 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies. The network is also streamed live online at evine.com, is available on mobile channels and is also distributed through a Company-owned full-power television station in Boston, Massachusetts and through leased carriage on a full-power television station in Seattle, Washington.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 28, 2017 has been derived from the Company's audited financial statements for the fiscal year ended January 28, 2017. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 28, 2017. Operating results for the nine-month period ended October 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2016, ended on January 28, 2017, and consisted of 52 weeks. Fiscal 2017 will end on February 3, 2018, and will contain 53 weeks. The quarters ended October 28, 2017 and October 29, 2016 each consisted of 13 weeks.
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
The Company is continuing to evaluate the impact of ASU 2014-09, related amendments and interpretive guidance will have on the Company's consolidated financial statements, financial systems and controls. In addition, the Company is in the process of finalizing its conclusions and determining the application of several aspects of ASU 2014-09, including: principal versus agent and the determination of when control of goods transfers to our customers. The Company expects certain changes to be made to its accounting policies, including the presentation of estimated merchandise returns as both an asset (equal to the inventory value expected to be returned) and a corresponding return liability, compared to the current practice of recording an estimated net return liability. In addition, the Company intends to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year. The Company will apply the modified retrospective method of transition, which may result in a cumulative adjustment to retained earnings. Based on our analysis thus far, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. We continue to assess the impact on all areas of our revenue recognition and related disclosure requirements.
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
As of October 28, 2017 and January 28, 2017 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of October 28, 2017 and January 28, 2017 the Company also had long-term variable rate Credit Facilities, classified as Level 2, with carrying values of $78,070,000 and $85,388,000. As of October 28, 2017 and January 28, 2017, $3,440,000 and $3,242,000 was classified as current. The fair value of the variable rate Credit Facilities approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	October 28, 2017		January 28, 2017
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(295,000)	$1,786,000	$(171,000)
Indefinite-lived intangible assets:
FCC broadcast license		$9,500,000		$12,000,000
Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $41,000 and $18,000 for the three-month periods ended October 28, 2017 and October 29, 2016 and $124,000 and $61,000 for the nine-month periods ended October 28, 2017 and October 29, 2016. Estimated amortization expense is $165,000 for fiscal 2017 and each fiscal year through fiscal 2020 and $157,000 for fiscal 2021.
FCC Broadcast License and Sale of Boston Television Station, WWDP
As of January 28, 2017, the Company had an intangible FCC broadcasting license with a carrying value of $12,000,000 and an estimated fair value of $13,400,000. On August 28, 2017, the Company entered into two agreements with unrelated parties to sell its Boston television station, WWDP, including the Company's FCC broadcast license, for an aggregate of $13,500,000.
On August 28, 2017, the Company entered into a channel sharing and facilities agreement (the “Channel Sharing Agreement”) with NRJ Boston OpCo, LLC and NRJ TV Boston License Co., LLC (collectively, “NRJ”) to allow NRJ to operate its local Boston television station on one-third of the spectrum used in the operation of the Company's television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), in perpetuity. The total consideration payable to the Company under the Channel Sharing Agreement is $3,500,000, of which $2,500,000 was paid in October 2017 upon the grant of a required construction permit by the FCC. The balance is payable upon the closing of the sale of substantially all of the remaining assets used by the Company in the operation of the Station or the transfer of the equipment necessary for channel sharing among the Company and NRJ to a newly formed entity.
On August 28, 2017, the Company also entered into an asset purchase agreement to sell substantially all of the assets primarily related to the Station to affiliates of WRNN-TV Associates Limited Partnership (“Buyers”). The purchase price for the Station's assets is $10,000,000 in cash, subject to an escrow holdback amount of $1,000,000, which is payable to the Company when the Station is being carried by certain designated carriers at or following the closing of the transaction. The escrow holdback is payable back to the Buyers in monthly installments beginning approximately 14 months after the closing if the station is not being carried by certain designated carriers. The asset purchase agreement includes customary representations, warranties, covenants and indemnification obligations of the parties. The sale of assets pursuant to the purchase agreement is expected to close in the fourth quarter of fiscal 2017 or the first quarter of fiscal 2018 following receipt of specified regulatory approvals from the FCC and satisfaction of other closing conditions in the asset purchase agreement. The Company plans to use the proceeds received from the transaction to pay in full the remaining amounts due under the Company's term loan with GACP Finance Co., LLC, with the remaining proceeds used for general working capital purposes.

(5) Credit Agreements
The Company's long-term credit facilities consist of:

	October 28, 2017	January 28, 2017
PNC Credit Facility
PNC revolving loan due March 21, 2022, principal amount	$59,900,000	$59,900,000

PNC term loan due March 21, 2022, principal amount	14,924,000	10,637,000
Less unamortized debt issuance costs	(163,000)	(181,000)
PNC term loan due March 21, 2022, carrying amount	14,761,000	10,456,000

GACP Credit Agreement
GACP term loan due March 9, 2021, principal amount	3,654,000	16,292,000
Less unamortized debt issuance costs	(245,000)	(1,260,000)
GACP term loan due March 9, 2021, carrying amount	3,409,000	15,032,000

Total long-term credit facilities	78,070,000	85,388,000
Less current portion of long-term credit facilities	(3,440,000)	(3,242,000)
Long-term credit facilities, excluding current portion	$74,630,000	$82,146,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through September 25, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently, to pay down the Company's GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 21, 2017, the Company entered into the Eighth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $6,000,000, extended the term of the PNC Credit Facility from May 1, 2020 to March 21, 2022, and authorized the proceeds from the term loan to be used as part of a voluntary prepayment of $9,500,000 on its GACP Term Loan.
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
As of October 28, 2017, the Company had borrowings of $59.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of October 28, 2017 is approximately $12.9 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company has drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and to partially pay down the Company's GACP Term Loan. As of October 28, 2017, there was approximately $14.9 million outstanding under the PNC Credit Facility term loan of which $2.5 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on April 1, 2017 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before March 21, 2018, 1.0% if terminated on or before March 21, 2019, 0.5% if terminated on or before March 21, 2020, and no fee if terminated after March 21, 2020. As of October 28, 2017, the imputed effective interest rate on the PNC term loan was 7.7%.
Interest expense recorded under the PNC Credit Facility for the three and nine-month periods ended October 28, 2017 was $934,000 and $3,076,000 and $997,000 and $2,864,000 for the three and nine-month periods ended October 29, 2016.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. As the Company's unused line availability was greater than $10.0 million at October 28, 2017, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of October 28, 2017, the Company's unrestricted cash plus unused line availability was $36.3 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,405,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility.
Great American Capital Partners Credit Agreement
On March 10, 2016, the Company entered into a term loan credit and security agreement (as amended through September 25, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17.0 million. Proceeds from the GACP Term Loan have been used to provide for working capital and general corporate purposes and to help strengthen the Company's total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of the Company's Boston television station FCC license and on a second lien priority basis by the Company's accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The Company has also pledged the stock of certain subsidiaries to secure such obligations on a second lien priority basis. As of October 28, 2017, the GACP Term Loan had $3,654,000 outstanding, of which $921,000 was classified as current in the accompanying balance sheet.
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
On October 18, 2017, the Company made a voluntary principal prepayment of $2,500,000 on its GACP Term Loan. The principal payment was funded by proceeds received by the Company under the Channel Sharing Agreement, as discussed in Note 4 - Intangible Assets. The Company recorded a loss on extinguishment of debt totaling $221,000 in connection with the principal prepayment, which includes early termination and lender fees of $50,000 and unamortized debt issuance costs of $171,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the extinguished debt.
The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. As of October 28, 2017, the imputed effective interest rate on the GACP term loan was 16.3%.
Principal borrowings under the GACP Term Loan are payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. The GACP Term Loan can be prepaid voluntarily at any time and, if terminated prior to maturity, the Company would be required to pay an early termination fee of 2.0% if terminated on or before March 10, 2018; 1.0%

if terminated on or before March 10, 2019; and no fee if terminated after March 10, 2019. Interest expense recorded under the GACP Credit Agreement for the three and nine-month periods ended October 28, 2017 was $219,000 and $880,000 and $585,000 and $1,519,000 for the three and nine-month periods ended October 29, 2016.
The GACP Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $10.8 million. As of October 28, 2017, the Company's unrestricted cash plus unused line availability was $36.3 million and the Company was in compliance with applicable financial covenants of the GACP Credit Agreement and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the GACP Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain the GACP Credit Agreement totaling $1,559,000 less the costs written-off for the March 21, 2017 and October 18, 2017 partial debt extinguishments totaling $885,000 have been deferred and are being expensed as additional interest over the five-year term of the GACP Credit Agreement.
The aggregate maturities of the Company's long-term credit facilities as of October 28, 2017 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	GACP Term Loan	Total
2017	$776,000	$—	$283,000	$1,059,000
2018	2,326,000	—	850,000	3,176,000
2019	2,132,000	—	779,000	2,911,000
2020	2,326,000	—	850,000	3,176,000
2021	2,326,000	—	892,000	3,218,000
2022	5,038,000	59,900,000	—	64,938,000
	$14,924,000	$59,900,000	$3,654,000	$78,478,000

(6) Shareholders' Equity
Registered Direct Offering
On May 23, 2017, the Company entered into Common Stock Purchase Agreements with certain accredited investors to which the Company sold, in the aggregate, 4,008,273 shares of common stock in a registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-203209), filed with the SEC on May 13, 2015. The shares were sold at a price of $1.12 per share, except for shares purchased by investors who are directors or executive officers of the Company, which were sold at a price of $1.15 per share. The closing of this sale occurred on May 30, 2017 and the Company received gross proceeds of approximately $4.5 million and incurred approximately $323,000 of issuance costs. The Company has used the proceeds for general working capital purposes.
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
On March 16, 2017, the Company entered into the First Amendment and Restated Option (the "Amended Option") with TH Media Partners, LLC, one of the September 14, 2016 Securities Purchase Agreement investors. Under the terms of the Amended Option, the investor has the right to exercise its Option in two tranches. The first tranche reflects rights to purchase 150,000 shares of the Company’s common stock, which were issuable in the form of 100,000 common shares and a warrant to purchase an additional 50,000 common shares and was exercised on March 16, 2017. The exercise resulted in the issuance of (a) 100,000 shares of the Company's common stock at a price of $1.33 per share, resulting in aggregate proceeds of $133,000; and (b) a five-year Option Warrant to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $1.92 per share and expiring on March 16, 2022. The second tranche reflected the right to purchase up to 1,073,945 shares of the Company’s common stock issuable in the form of 715,963 common shares and an Option Warrant to purchase an additional 357,982 common shares. The second tranche expired unexercised on September 19, 2017. The exercise price of the Option and Option Warrants for the first and second tranches were not modified by the Amended Option. The Company incurred, in the aggregate, approximately $23,000 of issuance costs related to the Options exercised during the first quarter of fiscal 2017.
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
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the third quarters of fiscal 2017 and fiscal 2016 related to stock option awards was $247,000 and $119,000. Stock-based compensation expense for the first nine months of fiscal 2017 and fiscal 2016 related to stock option awards was $670,000 and $374,000. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of October 28, 2017, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 9,500,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011 and as of October 28, 2017, there were no stock awards outstanding under the 2001 Omnibus Plan. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2017			Fiscal 2016
Expected volatility:	81%			82%	-	84%
Expected term (in years):	6 years			5	-	6 years
Risk-free interest rate:	2.0%	-	2.2%	1.4%	-	1.7%
A summary of the status of the Company’s stock option activity as of October 28, 2017 and changes during the nine months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, January 28, 2017	2,543,000	$2.19	301,000	$5.41	77,000	$10.73
Granted	1,627,000	$1.31	—	$—	—	$—
Exercised	(52,000)	$0.99	—	$—	—	$—
Forfeited or canceled	(636,000)	$3.05	(14,000)	$4.88	(77,000)	$10.73
Balance outstanding, October 28, 2017	3,482,000	$1.64	287,000	$5.44	—	$—
Options exercisable at October 28, 2017	879,000	$2.26	287,000	$5.44	—	$—
The following table summarizes information regarding stock options outstanding at October 28, 2017:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	3,482,000	$1.64	8.7	$31,000	3,119,000	$1.68	8.3	$29,000
2004 Incentive:	287,000	$5.44	2.5	$—	287,000	$5.44	2.5	$—
2001 Incentive:	—	$—	0.0	$—	—	$—	0.0	$—
The weighted average grant-date fair value of options granted in the first nine-months of fiscal 2017 and fiscal 2016 was $0.91 and $0.94. The total intrinsic value of options exercised during the first nine-months of fiscal 2017 and fiscal 2016 was $10,000 and $0. As of October 28, 2017, total unrecognized compensation cost related to stock options was $1,690,000 and is expected to be recognized over a weighted average period of approximately 2.1 years.

Stock-Based Compensation - Restricted Stock
Compensation expense recorded for the third quarters of fiscal 2017 and fiscal 2016 relating to restricted stock grants was $543,000 and $678,000. Compensation expense recorded for the first nine-months of fiscal 2017 and fiscal 2016 relating to restricted stock grants was $1,387,000 and $1,058,000. As of October 28, 2017, there was $2,268,000 of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted average expected life of 1.6 years. The total fair value of restricted stock vested during the first nine months of fiscal 2017 and fiscal 2016 was $392,000 and $653,000.
During the third quarter of fiscal 2017 the Company granted a total of 3,000 shares of time-based restricted stock awards which will vest in three equal annual installments beginning one year from the grant date. The aggregate market value of the restricted stock at the date of the award was $3,000 and is being amortized as compensation expense over the three-year vesting period. During the third quarter of fiscal 2016, the Company granted a total of 34,563 shares of time-based restricted stock awards to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning one year from the grant date. The aggregate market value of the restricted stock at the date of the award was $57,000. The awards are being amortized as compensation expense over the three-year vesting period. During the third quarter of fiscal 2016, the Company also granted a total of 28,119 shares of restricted stock to a board member as part of the Company's annual director compensation program. This restricted stock award vested on June 13, 2017, the day immediately preceding the Company's 2017 annual meeting of shareholders. The aggregate market value of the restricted stock at the date of the award was $51,000 and was amortized as director compensation expense over the vesting period.
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
On August 18, 2016, the Company granted an additional 625,000 shares of restricted stock in conjunction with Mr. Rosenblatt's employment agreement. The restricted stock award vests in three tranches. Tranche 1 (one-third of the shares subject to the award) vested on the date of grant. Tranche 2 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $4.00 per share and the executive has been continuously employed at least one year. Tranche 3 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $6.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before the tenth anniversary of the grant date. The total grant date fair value was estimated to be $958,000 and is being amortized over the derived service periods for each tranche.
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
During the first quarter of fiscal 2017, the Company also granted a total of 7,096 shares of restricted stock to a newly appointed board member as part of the Company's annual director compensation program. This award vested on June 13, 2017, the day immediately preceding the Company's 2017 annual meeting of shareholders. The aggregate market value of the restricted stock at the date of the award was $9,000 and was amortized as director compensation expense over the vesting period.
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
A summary of the status of the Company’s non-vested restricted stock activity as of October 28, 2017 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 28, 2017	1,620,000	$2.00
Granted	2,008,000	$1.32
Vested	(339,000)	$1.94
Forfeited	(367,000)	$2.41
Non-vested outstanding, October 28, 2017	2,922,000	$1.49

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss (a)	$(1,103,000)	$(3,867,000)	$(6,290,000)	$(10,792,000)
Weighted average number of shares of common stock outstanding — Basic	65,191,367	60,513,215	63,400,368	58,317,681
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	65,191,367	60,513,215	63,400,368	58,317,681
Net loss per common share	$(0.02)	$(0.06)	$(0.10)	$(0.19)
Net loss per common share — assuming dilution	$(0.02)	$(0.06)	$(0.10)	$(0.19)
(a) The net loss for the three and nine-month periods ended October 28, 2017 includes costs related to executive and management transition of $893,000 and $1,971,000 and loss on debt extinguishment of $221,000 and $1,134,000. The net loss for the three and nine-month periods ended October 29, 2016 includes costs related to executive and management transition of $568,000 and $4,411,000 and distribution facility consolidation and technology upgrade costs totaling $150,000 and $530,000.
(b) For the three and nine-month periods ended October 28, 2017, there were -0- incremental in-the-money potentially dilutive common shares outstanding, and approximately 796,000 and 58,000 for the three and nine-month periods ended October 29, 2016. Incremental in-the-money potentially dilutive common shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

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
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Jewelry & Watches	$53,586	$57,138	$165,359	$179,284
Home & Consumer Electronics	36,240	34,083	97,564	98,647
Beauty	20,566	18,718	63,445	65,082
Fashion & Accessories	26,468	26,335	84,231	84,854
All other (primarily shipping & handling revenue)	13,352	15,362	44,905	47,828
Total	$150,212	$151,636	$455,504	$475,695

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
For the three and nine month periods ended October 28, 2017, the income tax benefit included a non-cash tax charge of approximately $197,000 and $591,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. Further, for the three and nine month periods ended October 28, 2017, the income tax benefit also included a net, non-cash benefit of approximately $833,000 generated by a partial reversal of the Company’s long-term deferred tax liability relating to the Company's FCC license asset. This deferred tax reversal was the result of a $2,500,000 payment received in October 2017 in connection with the sale of the Company's television broadcast station, WWDP(TV), discussed further in Note 4 - Intangible Assets. The Company recognized a tax gain in conjunction with this transaction which will be largely offset with the Company’s available NOLs.
For the three and nine month periods ended October 29, 2016, the income tax provision included a non-cash tax charge of approximately $197,000 and $592,000. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $156,000 of additional non-cash income tax expense over the remainder of fiscal 2017.

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
Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, was a member of Newgistics' Board of Directors until October 2017, when Newgistics was acquired by a third party. The Company made payments to Newgistics totaling approximately $1,010,000 and $3,296,000 during the three and nine-month periods ended October 28, 2017 and payments totaling approximately $1,255,000 and $3,789,000 during the three and nine-month periods ended October 29, 2016.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on air food suppliers. The Company made inventory payments to this supplier totaling approximately $199,000 and $1,025,000 during the three and nine-month periods ended October 28, 2017 and payments totaling approximately $412,000 and $1,635,000 during the three and nine-month periods ended October 29, 2016.

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
As a result of the Company's distribution facility expansion, consolidation and technology upgrade initiative, the Company incurred $0 in incremental expenses during the three and nine month periods ended October 28, 2017 and approximately $150,000 and $530,000 in incremental expenses during the three and nine month periods ended October 29, 2016 related primarily to increased labor and training costs associated with the Company’s warehouse management system migration.

(13) Executive and Management Transition Costs
On March 23, 2017, the Company announced the elimination of the position of Senior Vice President of Sales & Product Planning. In conjunction with this executive change as well as other executive and management terminations made during the first nine months of fiscal 2017, the Company recorded charges to income totaling $893,000 and $1,971,000 for the three and nine-months ended October 28, 2017, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2017 executive and management transition.
On February 8, 2016, the Company announced the resignation of two executive officers, namely its Chief Executive Officer, and its Executive Vice President - Chief Strategy Officer & Interim General Counsel. In conjunction with these executive changes as well as other executive and management terminations made during the first nine months of fiscal 2016, the Company recorded charges to income totaling $568,000 and $4,411,000 for the three and nine-months ended October 29, 2016, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transition. On August 18, 2016, the Company announced that Robert Rosenblatt was appointed permanent Chief Executive Officer and entered into an executive employment agreement with Mr. Rosenblatt.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties, with whom we have contractual relationships, and to successfully manage key vendor relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; the market demand for television station sales; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; disruptions in our distribution of our network broadcast to our customers; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under “Risk Factors” in our recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
Products and Customers
Products sold on our video commerce platforms include jewelry & watches, home & consumer electronics, beauty, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first nine months of fiscal 2017. We are focused on diversifying our merchandise assortment both among our existing product categories as well as with potentially new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total video commerce net merchandise sales for the three and nine-month periods indicated by product category group.

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net Merchandise Sales by Category
Jewelry & Watches	39%	42%	40%	42%
Home & Consumer Electronics	26%	25%	24%	23%
Beauty	15%	14%	15%	15%
Fashion & Accessories	20%	19%	21%	20%
Total	100%	100%	100%	100%
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
Program Distribution
Our 24-hour television shopping networks, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes during the three and nine months ended October 28, 2017 and October 29, 2016.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong online and mobile efforts, will ensure that Evine is available wherever and whenever our customers choose to shop.
In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms, alternative distribution methods and part-time carriage in strategic markets, including securing a deal in the second quarter of fiscal 2017 to launch our network in more than 10 million high definition ("HD") homes during the second half of 2017. We believe that our distribution strategy of pursuing additional channels in productive homes we are already in is a more balanced approach to growing our business than merely adding new television homes in untested areas.  We have also invested in HD equipment and have transitioned to a full HD signal starting in the third quarter of fiscal 2017. We believe that having an HD feed of our service allows us to attract new viewers and customers.
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
 Our direct competitors within the television shopping industry include QVC and HSN, Inc. QVC is owned by Liberty Interactive Corporation, which recently announced an agreement to purchase an additional 62% of HSN, Inc. to increase its holdings in HSN, Inc. to 100%. Both QVC and HSN Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high definition bands and multi-

channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, one of our strategies is to maintain our fixed distribution cost structure in order to leverage our profitability.
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
Summary Results for the Third Quarter of Fiscal 2017
Consolidated net sales for our fiscal 2017 third quarter were approximately $150.2 million compared to $151.6 million for our fiscal 2016 third quarter, which represents a 1% decrease. We reported an operating loss of approximately $354,000 and a net loss of approximately $1.1 million for our fiscal 2017 third quarter. The operating and net loss for the fiscal 2017 third quarter included charges relating to executive and management transition costs totaling $893,000. The net loss for the fiscal 2017 third quarter also included a loss on debt extinguishment of $221,000. We had an operating loss of $2.1 million and a net loss of approximately $3.9 million for our fiscal 2016 third quarter. The operating and net loss for the fiscal 2016 third quarter included charges relating to executive and management transition costs totaling $568,000 and distribution facility consolidation and technology upgrade costs totaling $150,000.
Consolidated net sales for the first nine months of fiscal 2017 were approximately $455.5 million compared to $475.7 million for the first nine months of fiscal 2016, which represents a 4% decrease. We reported an operating loss of approximately $1.4 million and a net loss of approximately $6.3 million for the first nine months of fiscal 2017. The operating and net loss for the first nine months of fiscal 2017 included charges relating to executive and management transition costs totaling $2.0 million. The net loss for the first nine months of fiscal 2017 also included a loss on debt extinguishment of $1.1 million. We had an operating loss of $5.8 million and a net loss of $10.8 million for the first nine months of fiscal 2016. The operating and net loss for the first nine months of fiscal 2016 included charges relating to executive and management transition costs totaling $4.4 million and distribution facility consolidation and technology upgrade costs totaling $530,000.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	38.1%	36.6%	37.3%	37.1%
Operating expenses:
Distribution and selling	32.2%	32.4%	32.0%	32.4%
General and administrative	4.5%	3.8%	4.1%	3.6%
Depreciation and amortization	1.0%	1.3%	1.1%	1.3%
Executive and management transition costs	0.6%	0.4%	0.4%	0.9%
Distribution facility consolidation and technology upgrade costs	—%	0.1%	—%	0.1%
	38.3%	38.0%	37.6%	38.3%
Operating loss	(0.2)%	(1.4)%	(0.3)%	(1.2)%

Key Performance Metrics

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Merchandise Metrics
Gross margin %	38.1%	36.6%	150 bps	37.3%	37.1%	20 bps
Net shipped units (000's)	2,342	2,253	4%	7,345	7,131	3%
Average selling price	$58	$60	(3)%	$55	$59	(7)%
Return rate	19.1%	20.5%	(140) bps	19.0%	19.8%	(80) bps
Digital net sales % (a)	51.5%	49.0%	250 bps	50.8%	48.6%	220 bps
Total Customers - 12 Month Rolling (000's)	1,350	1,429	(6)%	N/A	N/A
(a) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2017 third quarter increased 4% from the prior year comparable quarter to approximately 2.3 million. For the nine months ended October 28, 2017, net shipped units increased 3% from the prior year comparable period to 7.3 million. We believe the increase in net shipped units during the third quarter and first nine months of fiscal 2017 reflects the continued broadening of our merchandise assortment and a decline in our average selling price (as discussed below), partially offset by a 1% and 4% decrease in consolidated net sales for the three and nine month periods ended October 28, 2017 (as discussed below).
Average Selling Price
The average selling price ("ASP") per net unit was $58 in the fiscal 2017 third quarter, a 3% decrease from the prior year quarter. The decrease in the ASP was primarily driven by a sales mix shift into our beauty category, which typically has a lower average selling price, and out of our watches product category. In addition, we experienced ASP decreases within our fashion &

accessories and beauty product categories, partially offset by an increase in our Jewelry ASP. For the nine months ended October 28, 2017, the ASP was $55, a 7% decrease from the prior year comparable period. The decrease in the ASP was primarily driven by a sales mix shift into our beauty and fashion & accessories product categories, which typically has a lower average selling price, and out of our jewelry & watches product categories. In addition, we experienced broad based ASP decreases across most product categories, partially offset by an ASP increase in our jewelry category. The ASP decrease, for the three and nine months ended October 28, 2017, contributed to our increase in net shipped units of 4% and 3%.
Return Rates
For the three months ended October 28, 2017, our return rate was 19.1% compared to 20.5% for the comparable prior year quarter, a 140 basis point decrease. For the nine months ended October 28, 2017, our return rate was 19.0% compared to 19.8% for the comparable prior year period, an 80 basis point decrease. These decreases in the return rates were driven primarily by rate improvements across all product categories. We believe that the improvement in the category return rates was driven by the decreases in ASP, as described above, our strong product assortment and improvement in the quality of merchandise. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 6% over prior year to approximately 1.4 million. The decrease was driven by a reduction in new customers over the prior year, partially offset by improvements achieved in our customer retention and reactivation. As a result of our efforts during fiscal 2016 and 2017 to re-balance our merchandising mix, including the reduction of our offering of consumer electronic products, we believe our twelve-month customer file is now comprised of customers who have a significantly higher purchase frequency and lifetime value.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2017 third quarter were approximately $150.2 million as compared with $151.6 million for the comparable prior year quarter, a 1% decrease. We estimate topline growth for the fiscal 2017 third quarter would have been 1.0% when we exclude the estimated $3 million negative sales impact, resulting from the fall hurricanes. Consolidated net sales, inclusive of shipping and handling revenue, for the first nine months ended October 28, 2017 were approximately $455.5 million as compared with $475.7 million for the comparable prior year period, a 4% decrease.
The decrease in quarterly consolidated net sales was driven primarily by decreases in our jewelry & watches category, partially offset by increases in our beauty and home & consumer electronics categories. Watches decreased during the third quarter as a result of a shift in airtime from our watches category, into our beauty and fashion & accessories categories. The increase in the home & consumer electronics product category was the result of increased sales productivity per minute. The decrease in year-to-date consolidated net sales was driven primarily by decreases in our jewelry & watches, consumer electronics and beauty product categories, partially offset by an increase in our home product category. The decrease in watches was a result of shift in airtime from our watches category into the fashion & accessories and home categories and testing of some lower watch price point offerings designed to grow our customers with a high lifetime value. Consumer electronics decreased during the first nine months of fiscal 2017 as we continue to shift our airtime and product mix from consumer electronics to our other higher margin product categories. The decrease in the beauty category was primarily driven by reduced productivity.
Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 51.5% and 50.8% compared to 49.0% and 48.6% for the third quarter and first nine months of fiscal 2017 compared to fiscal 2016. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the periods was driven by our improved digital marketing initiatives and an enhanced responsive customer experience on mobile devices. Our mobile penetration increased to 51.2% and 49.5% of total digital orders in the third quarter and first nine months of fiscal 2017 versus 45.9% and 45.5% of total digital orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2017 third quarter and fiscal 2016 third quarter was approximately $57.3 million and $55.4 million, an increase of $1.9 million, or 3%. Gross profit for the first nine months ended October 28, 2017 was approximately $170.1 million, a decrease of $6.6 million, or 4%, from $176.7 million for the comparable prior year period. The increase in gross profits experienced during the third quarter was primarily driven by higher gross profit percentages realized in the watches, beauty and home product categories, partially offset by a 1% decrease in consolidated net sales (as discussed above). The decrease in gross profits experienced during the first nine months of fiscal 2017 was primarily driven by a 4% decrease in consolidated net sales (as discussed above). Gross margin percentages for the third quarters of fiscal 2017 and fiscal 2016 were 38.1% and 36.6%, a

150 basis point increase. The increase in the gross margin percentage reflects increased margin rates, specifically in our watches and home product categories. Gross margin percentages for the first nine months of fiscal 2017 and fiscal 2016 were 37.3% and 37.1%, a 20 basis point increase. The increase in the gross margin percentage reflects increased margin rates, specifically in our home product categories.
Operating Expenses
Total operating expenses for the fiscal 2017 third quarter were approximately $57.6 million compared to $57.5 million for the comparable prior year period, an increase of 0.2%. Total operating expenses for the nine months ended October 28, 2017 were approximately $171.5 million compared to $182.5 million for the comparable prior year period, a decrease of 6%. Total operating expenses as a percentage of net sales were 38.3% and 37.6%, compared to 38.0% and 38.3% during the third quarters and first nine months of fiscal 2017 and fiscal 2016. Total operating expenses for the fiscal 2017 third quarter include executive and management transition costs of $893,000, while total operating expenses for the fiscal 2016 third quarter include executive and management transition costs of $568,000 and distribution facility consolidation and technology upgrade costs of $150,000. Total operating expenses for the nine months ended October 28, 2017 include executive and management transition costs of $2.0 million, while total operating expenses for the nine months ended October 29, 2016 include executive and management transition costs of $4.4 million and distribution facility consolidation and technology upgrade costs of $530,000. Excluding executive and management transition costs and distribution facility consolidation and technology upgrade costs, total operating expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2017 were 37.7% and 37.2%, compared to 37.5% and 37.3% for fiscal 2016.
Distribution and selling expense decreased $0.7 million, or 1%, to $48.5 million, or 32.2% of net sales during the fiscal 2017 third quarter compared to $49.2 million, or 32.4% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due in part to decreased program distribution expense of $1.2 million relating to contract negotiations and changes in channel positioning, partially offset by an increase in over-the-air and other forms of distribution. The decrease over the prior year quarter was also due to decreased variable costs of $2.0 million, partially offset by increased accrued incentive compensation of $1.7 million, increased salaries and benefits of $799,000 and increased online selling and search fees of $202,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $818,000, decreased variable credit card processing fees and bad debt credit expense of $798,000, decreased customer services telecommunications expense of $258,000 and decreased Bowling Green equipment rental expense of $141,000. Total variable expenses during the third quarter of fiscal 2017 were approximately 9.3% of total net sales versus 10.6% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the third quarter of fiscal 2017 is primarily due to improved efficiencies at our fulfillment center, partially offset by a 3% decrease in our average selling price during the quarter.
Distribution and selling expense decreased $8.3 million, or 5%, to $145.9 million, or 32.0% of net sales during the nine months ended October 28, 2017 compared to $154.2 million, or 32.4% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first nine months due in part to decreased program distribution expense of $7.8 million relating to contract negotiations and changes in channel positioning, partially offset by an increase in over-the-air and other forms of distribution. The decrease over the prior year period was also due to a decrease in variable costs of $4.2 million and decreased software service fees of $522,000, partially offset by increased salaries and benefits of $2.7 million, increased online selling and search fees of $870,000 and increased accrued incentive compensation of $406,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $2.5 million, decreased variable fulfillment and customer service salaries and wages of $1.8 million and decreased Bowling Green equipment rental expense of $379,000, partially offset by increased customer services telecommunications expense of $403,000. Total variable expenses during the first nine months of fiscal 2017 were approximately 9.6% of total net sales versus 10.0% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the first nine months of fiscal 2017 is primarily due to improved efficiencies at our fulfillment center, partially offset by increased customer services telecommunications expense.
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
General and administrative expense for the fiscal 2017 third quarter increased $1.1 million, or 19% to approximately $6.8 million or 4.5% of net sales, compared to $5.7 million or 3.8% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the third quarter primarily as a result of increased salaries and accrued incentive compensation of $1.2 million. For the nine months ended October 28, 2017, general and administrative expense increased $1.4 million, or 8% to approximately $18.8 million or 4.1% of net sales, compared to $17.3 million or 3.6% of net sales for the comparable prior year fiscal period. For the nine months ended October 28, 2017, general and administrative expense increased primarily as a result of increased salaries and accrued incentive compensation of $1.5 million and increased share based compensation of $583,000, partially offset by a legal settlement receipt of $244,000 and other general and administrative expense reductions of $428,000.
Depreciation and amortization expense for the fiscal 2017 third quarter was approximately $1.5 million compared to $1.9 million for the comparable prior year period, representing a decrease of $466,000 or 24%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended October 28, 2017 and October 29, 2016 was 1.0% and 1.3%. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $489,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense of $23,000. Depreciation and amortization expense for the nine months ended October 28, 2017 was approximately $4.8 million compared to $6.0 million for the comparable prior year period, representing a decrease of $1.2 million or 20%. Depreciation and amortization expense as a percentage of net sales for the nine-month periods ended October 28, 2017 and October 29, 2016 was 1.1% and 1.3%. The decrease in the depreciation and amortization expense for the nine months ended October 28, 2017, was primarily due to decreased depreciation expense of $1.3 million as a result of a reduction in our non-fulfillment depreciable asset base year over year, partially offset by increased amortization expense of $63,000.
Operating Loss
For the fiscal 2017 third quarter, we reported an operating loss of approximately $354,000 compared to an operating loss of $2.1 million for the fiscal 2016 third quarter, representing a $1.7 million improvement. For the nine months ended October 28, 2017 we reported an operating loss of approximately $1.4 million compared to an operating loss of $5.8 million for the comparable prior year period, representing a $4.4 million improvement. For the third quarter of fiscal 2017, our operating loss improved primarily as a result of increased gross profit (as noted above) and decreases in distribution and selling, depreciation and amortization and distribution facility consolidation and technology upgrade costs, partially offset by increases in general and administrative expense and executive and management transition costs. For the first nine months of fiscal 2017, our operating loss improved primarily as a result of decreases in distribution and selling, executive and management transition costs, depreciation and amortization and distribution facility consolidation and technology upgrade costs, partially offset by a decrease in gross profit (as noted above) and an increase in general and administrative expense.
Net Loss
For the fiscal 2017 third quarter, we reported a net loss of approximately $1.1 million or $0.02 per share on 65,191,367 weighted average basic common shares outstanding compared with a net loss of $3.9 million or $0.06 per share on 60,513,215 weighted average basic common shares outstanding in the fiscal 2016 third quarter. For the first nine months of fiscal 2017, we reported a net loss of approximately $6.3 million or $0.10 per share on 63,400,368 weighted average basic common shares outstanding compared with a net loss of $10.8 million or $0.19 per share on 58,317,681 weighted average basic common shares outstanding in the first nine months of fiscal 2016. Net loss for the third quarter of fiscal 2017 includes executive and management transition costs of $893,000, interest expense of $1.2 million and a loss on debt extinguishment of $221,000. Net loss for the third quarter of fiscal 2016 includes executive and management transition costs of $568,000, distribution facility consolidation and technology upgrade costs of $150,000 and interest expense of $1.6 million.
Net loss for the first nine months of fiscal 2017 includes executive and management transition costs of $2.0 million, interest expense of $4.0 million and a loss on debt extinguishment of $1.1 million. Net loss for the first nine months of fiscal 2016 includes executive and management transition costs of $4.4 million, distribution facility consolidation and technology upgrade costs of $530,000 and interest expense of $4.4 million.
For the third quarter and first nine months of fiscal 2017, net loss reflects an income tax benefit of $624,000 and $206,000. For the three and nine month periods ended October 28, 2017, the income tax benefit included a non-cash tax charge of approximately $197,000 and $591,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. Further, for the three and nine month periods ended October 28, 2017, the income tax benefit also included a non-cash tax benefit of approximately $833,000 generated by a partial reversal of the Company’s long-term deferred tax liability related to the sale of the FCC license (discussed further in Note 4 - “Intangible Assets”). The Company recognized a tax gain in conjunction with this transaction which will be largely offset with the Company’s available NOLs, creating an income tax benefit attributable to the partial reversal of the related long-term deferred tax liability.
For the third quarter and first nine months of fiscal 2016, net loss reflects an income tax provision of $205,000 and $615,000, which included a non-cash expense charge of $197,000 and $592,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset as discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2017 third quarter was $3.8 million compared with Adjusted EBITDA of $2.5 million for the fiscal 2016 third quarter. For the nine-months ended October 28, 2017, Adjusted EBITDA was $10.3 million compared with Adjusted EBITDA of $9.8 million for the comparable prior year period.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss	$(1,103)	$(3,867)	$(6,290)	$(10,792)
Adjustments:
Depreciation and amortization	2,451	3,093	7,710	9,204
Interest income	(6)	(3)	(10)	(7)
Interest expense	1,158	1,586	3,966	4,397
Income taxes	(624)	205	(206)	615
EBITDA (as defined)	$1,876	$1,014	$5,170	$3,417

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (as defined)	$1,876	$1,014	$5,170	$3,417
Adjustments:
Executive and management transition costs	893	568	1,971	4,411
Loss on debt extinguishment	221	—	1,134	—
Distribution facility consolidation and technology upgrade costs	—	150	—	530
Non-cash share-based compensation expense	790	797	2,057	1,432
Adjusted EBITDA (a)	$3,780	$2,529	$10,332	$9,790
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
Financial Condition, Liquidity and Capital Resources
As of October 28, 2017, we had cash of $23.3 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility and GACP Credit Agreement, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As our unused line availability is greater than $10 million at October 28, 2017, no additional cash is required to be restricted. As of January 28, 2017, we had cash of $32.6 million and had restricted cash and investments of $450,000. For the first nine months of fiscal 2017, working capital decreased $10.8 million to $90.1 million. The current ratio (our total current assets over total current liabilities) was 1.9 at October 28, 2017 and January 28, 2017.
Sources of Liquidity
Our principal source of liquidity is our available cash of $23.3 million as of October 28, 2017, which was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through September 25, 2017, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On March 21, 2017, we entered into the Eighth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $6,000,000, extended the term of the PNC Credit Facility from May 1, 2020 to March 21, 2022, and authorized the proceeds from the term loan to be used for a voluntary prepayment of $9,500,000 on our GACP Term Loan.
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
As of October 28, 2017, we had borrowings of $59.9 million under our revolving line of credit. As of October 28, 2017, the term loan under the PNC Credit Facility had $14.9 million outstanding, of which $2.5 million was classified as current in the accompanying balance sheet, and was used to fund our expansion initiative and to partially pay down our GACP Term Loan. Remaining available capacity under the revolving credit facility as of October 28, 2017 is approximately $12.9 million, and provides liquidity for working capital and general corporate purposes. In addition, as of October 28, 2017, our unrestricted cash plus unused line availability was $36.3 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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

The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. In addition, the PNC Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
GACP Term Loan
On March 10, 2016, we entered into a term loan credit and security agreement (as amended through September 25, 2017, the "GACP Credit Agreement") with GACP Finance Co., LLC ("GACP") for a term loan of $17 million. Proceeds from the GACP Term Loan have been used to provide for working capital and general corporate purposes and to help strengthen our total liquidity position. The term loan under the GACP Credit Agreement (the "GACP Term Loan") is secured on a first lien priority basis by the proceeds of any sale of our Boston television station FCC license and on a second lien priority basis by our accounts receivable, equipment, inventory and certain real estate as well as other assets as described in the GACP Credit Agreement. The GACP Credit Agreement matures on March 9, 2021. The GACP Term Loan bears interest at either (i) a fixed rate based on the greater of LIBOR for interest periods of one, two or three months or 1% plus a margin of 11.0%, or (ii) a daily floating Alternate Base Rate plus a margin of 10.0%. Principal borrowings under the GACP Term Loan are to be payable in consecutive monthly installments of $70,833 each, commencing on April 1, 2016, with a final installment due at the end of the five-year term equal to the aggregate principal amount of all loans outstanding on such date. The GACP Term Loan is also subject to mandatory prepayment in certain circumstances, including, but without limitation, from the proceeds of the sale of collateral assets and from 50% of annual excess cash flow as defined in the GACP Credit Agreement. As of October 28, 2017, the GACP Term Loan had $3.7 million outstanding, of which $921,000 was classified as current in the accompanying balance sheet.
The GACP Credit Agreement contains customary covenants and conditions, which are consistent with the covenants and conditions under the PNC Credit Agreement, including, among other things, maintaining a minimum of unrestricted cash plus revolving line of credit availability under the PNC Credit Facility of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the GACP Credit Agreement) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus revolving line of credit availability under the PNC Credit Facility falls below $10.8 million. In addition, the GACP Credit Agreement places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of October 28, 2017, we were in compliance with applicable financial covenants of the GACP Credit Agreement and expect to be in compliance with applicable financial covenants over the next twelve months.
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
On October 18, 2017, we made a voluntary principal prepayment of $2,500,000 on our GACP Term Loan. The principal payment was funded by proceeds received under the Channel Sharing Agreement. We recorded a loss on extinguishment of debt totaling $221,000 in connection with the principal prepayment, which includes early termination and lender fees of $50,000 and unamortized debt issuance costs of $171,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt.
Registered Direct Offering
On May 23, 2017, we entered into Common Stock Purchase Agreements (the “Purchase Agreements”) with certain accredited investors to which we sold, in the aggregate, 4,008,273 shares of common stock in a registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-203209), filed with the SEC on May 13, 2015. The shares were sold at a price of $1.12 per share, except for shares purchased by investors who are directors or executive officers of the Company, which were sold at a price of $1.15 per share. The closing of this sale occurred on May 30, 2017 and we received gross proceeds of approximately $4.5 million and incurred approximately $323,000 of issuance costs. We have used the proceeds for general working capital purposes.

Sale of Boston Television Station, WWDP
On August 28, 2017, we entered into agreements to sell the Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13.5 million. See Note 4 - "Intangible Assets" in the Notes to our condensed consolidated financial statements for additional information. We plan to use the proceeds received from the transaction to pay in full the remaining amounts due under our term loan with GACP, with the remaining proceeds used for general working capital purposes.
Other
Our ValuePay program is an installment payment program which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments. Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. However, any such change to the terms of our ValuePay installment program could impact future sales, particularly for products sold with higher price points. Please see "Cash Requirements" below for further discussion of our ValuePay installment program.
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
For the nine months ended October 28, 2017, net cash provided by operating activities totaled $6.7 million compared to net cash provided by operating activities of approximately $12.3 million for the comparable fiscal 2016 period. Net cash provided by operating activities for the fiscal 2017 and 2016 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of deferred financing costs, loss on debt extinguishment and deferred income taxes. In addition, net cash provided by operating activities for the nine months ended October 28, 2017 reflects a decrease in accounts receivable and prepaid expenses, partially offset by an increase in inventory and a decrease in accounts payable and accrued liabilities.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of our fourth quarter anticipated sales levels. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2017 primarily driven by a decrease in freight payables, a decrease in accrued cable distribution fees, timing of accrued salaries and a decrease in our reserve for returns accrual due to lower return volumes experienced and a reduction in sales during the first nine months of fiscal 2017. The decreases in accounts payable and accrued liabilities were partially offset by an increase in accrued inventory due to the timing of payments made to vendors.
Net cash used for investing activities totaled $6.3 million for the first nine months of fiscal 2017 compared to net cash used for investing activities of $7.3 million for the comparable fiscal 2016 period. For the nine months ended October 28, 2017 and October 29, 2016, expenditures for property and equipment were approximately $8.8 million and $7.3 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade and digitalization of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives. During the first nine months of fiscal 2017, we received $2.5 million relating to a portion of the total sale price of the Boston television station, WWDP.
Net cash used for financing activities totaled $9.7 million for the nine months ended October 28, 2017 and related primarily to principal payments on revolving loan of $51.1 million, principal payments on term loans of $14.4 million, payments for the repurchases of common stock of $5.1 million, payments for common stock issuance costs of $452,000, payments for deferred financing costs of $258,000, payments for debt extinguishment costs of $249,000 and payments for restricted stock issuance of $42,000, partially offset by proceeds from the PNC revolving loan of $51.1 million, proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $4.6 million and proceeds from the exercise of stock options of $53,000. Net cash provided by financing activities totaled $22.8 million for the nine months ended October 29, 2016 and related primarily to proceeds from the GACP term loan of $17.0 million and proceeds from the issuance of common stock and warrants of $10.0 million, partially offset by principal payments on term loans of $2.1 million, payments for deferred financing costs of $1.4 million, payments for common stock issuance costs of $585,000, capital lease payments of $39,000 and payments for restricted stock issuance of $13,000.

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
A natural disaster or significant weather event could seriously impact our ability to operate, including our ability to broadcast, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
Our television broadcast studios, internet operations, IT systems, merchandising team, inventory control systems, executive offices and finance/accounting functions, among others, are centralized in our adjacent offices at 6740 and 6690, Shady Oak Road in Eden Prairie, Minnesota. In addition, our only fulfillment and distribution facility is centralized at a location in Bowling Green, Kentucky. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt our broadcast, computer, broadband or other communications systems and infrastructures, including the distribution of our network to our customers, at any time. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We could incur substantial financial losses above and beyond what may be covered by applicable insurance policies, and may experience a loss of sales, customers, vendors and employees during the recovery period.
A natural disaster or significant weather event could materially interfere with our customers’ ability to receive our broadcast or reach us to purchase our products and services.
Our operations rely on our customers’ access to third party content distribution networks, communications providers and utilities like cable, satellite and over the top television services, as well as internet, telephone and power utilities. A natural disaster or significant weather event could make one or more of these third-party services unavailable to our customers and could lead to the deferral or loss of sales of our goods and services.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of our common stock made during the three months ended October 28, 2017, by our company or on behalf of our company or any "affiliated purchaser" of our company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 30, 2017 through August 26, 2017	—	N/A	—	$—
August 27, 2017 through September 30, 2017	—	N/A	—	$—
October 1, 2017 through October 28, 2017	3,165	$1.08	—	$—
Total	3,165	$1.08	—	$—
(1) The purchases in this column include 3,165 shares that were repurchased by our company to satisfy tax withholding obligations related to the vesting of restricted stock.
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

10.1
Third Amendment to the Term Loan and Credit Facility, dated September 25, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, the lenders from time to time party thereto and GACP Finance Co., LLC, as agent
Filed herewith

10.2
Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, dated September 25, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Filed herewith

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

EVINE Live Inc.
December 1, 2017	/s/ ROBERT J. ROSENBLATT
Robert J. Rosenblatt
Chief Executive Officer (Principal Executive Officer)

December 1, 2017	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Executive Vice President, Chief Operating Officer / Chief Financial Officer (Principal Financial Officer)