Form 10-Q
period 2018-05-05
EVINE Live Inc.
filed 2018-06-07
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 4, 2018, there were 65,621,065 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 5, 2018

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 5, 2018	February 3, 2018
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$30,077	$23,940
Restricted cash equivalents	450	450
Accounts receivable, net	85,060	96,559
Inventories	73,058	68,811
Prepaid expenses and other	9,142	5,344
Total current assets	197,787	195,104
Property and equipment, net	51,434	52,048
Other assets	2,027	2,106
TOTAL ASSETS	$251,248	$249,258
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,067	$55,614
Accrued liabilities	39,827	35,646
Current portion of long term credit facilities	2,326	2,326
Deferred revenue	35	35
Total current liabilities	101,255	93,621
Other long term liabilities	59	68
Long term credit facilities	68,204	71,573
Total liabilities	169,518	165,262
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 99,600,000 shares authorized; 65,588,337 and 65,290,458 shares issued and outstanding	656	653
Additional paid-in capital	439,828	439,111
Accumulated deficit	(358,754)	(355,768)
Total shareholders' equity	81,730	83,996
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$251,248	$249,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month
	Periods Ended
	May 5, 2018	April 29, 2017
	(In thousands, except share and per share data)
Net sales	$156,505	$156,343
Cost of sales	100,250	100,057
Gross profit	56,255	56,286
Operating expense:
Distribution and selling	48,887	48,730
General and administrative	6,719	5,995
Depreciation and amortization	1,572	1,636
Executive and management transition costs	1,024	506
Total operating expense	58,202	56,867
Operating loss	(1,947)	(581)
Other income (expense):
Interest income	7	2
Interest expense	(1,026)	(1,495)
Loss on debt extinguishment	—	(913)
Total other expense, net	(1,019)	(2,406)
Loss before income taxes	(2,966)	(2,987)
Income tax provision	(20)	(209)
Net loss	$(2,986)	$(3,196)
Net loss per common share	$(0.05)	$(0.05)
Net loss per common share — assuming dilution	$(0.05)	$(0.05)
Weighted average number of common shares outstanding:
Basic	65,360,951	60,918,508
Diluted	65,360,951	60,918,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 5, 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
	(In thousands, except share data)
BALANCE, February 3, 2018	65,290,458	$653	$439,111	$(355,768)	$83,996
Net loss	—	—	—	(2,986)	(2,986)
Common stock issuances pursuant to equity compensation plans	297,879	3	(103)	—	(100)
Share-based payment compensation	—	—	820	—	820
BALANCE, May 5, 2018	65,588,337	$656	$439,828	$(358,754)	$81,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Month
	Periods Ended
	May 5, 2018	April 29, 2017
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(2,986)	$(3,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,620	2,604
Share-based payment compensation	820	521
Amortization of deferred revenue	(9)	(21)
Amortization of deferred financing costs	52	127
Loss on debt extinguishment	—	913
Deferred income taxes	—	197
Changes in operating assets and liabilities:
Accounts receivable, net	11,499	13,524
Inventories	(4,247)	(5,457)
Prepaid expenses and other	(3,798)	(274)
Accounts payable and accrued liabilities	7,745	(2,095)
Net cash provided by operating activities	11,696	6,843
INVESTING ACTIVITIES:
Property and equipment additions	(2,078)	(3,867)
Net cash used for investing activities	(2,078)	(3,867)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	50,500	—
Proceeds of term loans	—	6,000
Proceeds from issuance of common stock and warrants	—	132
Proceeds from exercise of stock options	—	29
Payments on revolving loan	(53,300)	—
Payments on term loans	(581)	(10,263)
Payments for repurchases of common stock	—	(5,055)
Payments for common stock issuance costs	—	(80)
Payments for deferred financing costs	—	(215)
Payments for debt extinguishment costs	—	(199)
Payments for restricted stock issuance	(100)	(34)
Net cash used for financing activities	(3,481)	(9,685)
Net increase (decrease) in cash and restricted cash equivalents	6,137	(6,709)
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	24,390	33,097
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$30,527	$26,388
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$912	$1,400
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$101	$713
Common stock issuance costs included in accrued liabilities	$—	$58
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 5, 2018
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a multiplatform interactive digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Evine is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and over-the-air broadcast television stations. The network is also streamed live online at evine.com and is available on mobile channels and over-the-top platforms.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 3, 2018 has been derived from the Company's audited financial statements for the fiscal year ended February 3, 2018. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 3, 2018. Operating results for the three-month period ended May 5, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2017, ended on February 3, 2018, and consisted of 53 weeks. Fiscal 2018 will end on February 2, 2019, and will contain 52 weeks. The quarters ended May 5, 2018 and April 29, 2017 each consisted of 13 weeks.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (ASU 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues reflect amounts an entity expects to receive in exchange for goods and services. The guidance also includes additional disclosure requirements regarding revenue, timing of cash flows and obligations related to contracts with customers. The Company adopted this standard in the first quarter of fiscal 2018, using the modified retrospective transition method. See Note 3 - "Revenue" for information on the impact of adopting ASU 2014-09 and all related amendments on the Company's condensed consolidated financial statements.
In November 2016, the Financial Accounting Standards Board issued Statement of Cash Flows, Topic 230: Restricted Cash (ASU 2016-18), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal 2018 and has revised the condensed consolidated statements of cash flows for the three-month period ended April 29, 2017 to reflect total cash and restricted cash equivalents for each period presented.

The following table provides a reconciliation of cash and restricted cash equivalents reported with the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	May 5, 2018	February 3, 2018	April 29, 2017	January 28, 2017
Cash	$30,077,000	$23,940,000	$25,938,000	$32,647,000
Restricted cash equivalents	450,000	450,000	450,000	450,000
Total cash and restricted cash equivalents	$30,527,000	$24,390,000	$26,388,000	$33,097,000
The Company's restricted cash equivalents consist of certificates of deposit with original maturities of three months or less and are generally restricted for a period ranging from 30-60 days.
In May 2017, the Financial Accounting Standards Board issued Compensation—Stock Compensation, Topic 718 (ASU 2017-09), which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. The Company adopted this standard in the first quarter of fiscal 2018 and there was no impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued Leases, Topic 842 (ASU 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is continuing to evaluate the impact of adopting ASU 2016-02 on the Company's consolidated financial statements.

(3) Revenue
Adoption of Revenue from Contracts with Customers, Topic 606
On February 4, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all related amendments using the modified retrospective method applied to contracts that were not completed as of February 4, 2018. The comparative prior period information has not been restated and continues to be reported under the accounting standards in effect during those periods. The adoption did not have a material impact on the Company's revenue recognition and there was no adjustment to its retained earnings opening balance. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis.
The impact of the new revenue standard adoption on our condensed consolidated statements of operations was as follows (in thousands):

	For the Three-Month Period Ended May 5, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Net sales	$156,505	$156,546	$(41)
Cost of sales	100,250	100,269	(19)
Operating expense:
Distribution and selling	48,887	48,808	79
Net loss	(2,986)	(2,885)	(101)
As of May 5, 2018, the Company recorded a merchandise return liability of $7,280,000, included in accrued liabilities, and a right of return asset of $3,762,000, included in other current assets. As of February 3, 2018, the Company had approximately $3,544,000 reserved for future merchandise returns included in accrued liabilities, which represents the net margin obligation recorded under the previous revenue guidance.

Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise. The Company recognizes revenue upon shipment. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Substantially all of the Company's sales are single performance obligation arrangements for transferring control of merchandise to customers.
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by significant product group is provided in Note 9 - "Business Segments and Sales by Product Group".
As of May 5, 2018, approximately $94,000 is expected to be recognized from remaining performance obligations within the next 3 years. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $9,000 and $21,000 for the three-month periods ended May 5, 2018 and April 29, 2017.
Merchandise Returns
The Company records a merchandise return liability as a reduction of gross sales for anticipated merchandise returns at each reporting period and must make estimates of potential future merchandise returns related to current period product revenue. The Company estimates and evaluates the adequacy of its merchandise return liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period.
Shipping and Handling
The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the merchandise. Shipping and handling fees charged to customers are recognized when the customer obtains control of the merchandise, which is upon shipment. The Company accrues costs for shipping and handling activities, which occur subsequent to transfer of control to the customer, and are recorded as cost of sales in the accompanying statements of operations.
Sales Taxes
The Company has elected to exclude from revenue the sales taxes imposed on its sales and collected from customers.
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts. As of May 5, 2018 and February 3, 2018, the Company had approximately $76,620,000 and $88,452,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $7,471,000 and $6,008,000.
Judgments
The Company's merchandise is generally sold with a right of return for up to a certain number of days after the merchandise is shipped and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Merchandise returns and other credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.
The Company evaluated whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) in certain vendor arrangements where the merchandise is shipped directly from the vendor to the Company's customer and the purchase and sale of inventory is virtually simultaneous. Generally, the Company is the principal and reports revenues from such vendor arrangements on a gross basis, as it controls the merchandise before it is transferred to the customer.

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
As of May 5, 2018 and February 3, 2018 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the condensed consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of May 5, 2018 and February 3, 2018 the Company also had a long-term variable rate PNC Credit Facility, classified as Level 2, with carrying values of $70,530,000 and $73,899,000. As of May 5, 2018 and February 3, 2018, $2,326,000 was classified as current. The fair value of the variable rate PNC Credit Facility approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.

(5) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	May 5, 2018		February 3, 2018
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(377,000)	$1,786,000	$(336,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $41,000 for the three-month periods ended May 5, 2018 and April 29, 2017. Estimated amortization expense is $165,000 for fiscal 2018 and each fiscal year through fiscal 2020, $157,000 for fiscal 2021 and $96,000 for fiscal 2022.
Sale of Boston Television Station, WWDP and FCC Broadcast License
On August 28, 2017, the Company entered into two agreements with unrelated parties to sell its Boston television station, WWDP, including the Company's FCC broadcast license, for an aggregate of $13,500,000. During the fiscal 2017 fourth quarter, the Company closed on the asset purchase agreement to sell substantially all of the assets primarily related to our television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), which included an intangible FCC broadcasting license asset. As of May 5, 2018, $667,000 of the sales price remained in escrow pending the Station being carried by certain distribution carriers. The Company has not recorded any additional gain relating to the remaining escrow amount and will not record the remaining gain until the contingency is resolved.

(6) Credit Agreements
The Company's long-term credit facilities consist of:

	May 5, 2018	February 3, 2018
PNC Credit Facility
PNC revolving loan due March 21, 2022, principal amount	$57,100,000	$59,900,000

PNC term loan due March 21, 2022, principal amount	13,567,000	14,148,000
Less unamortized debt issuance costs	(137,000)	(149,000)
PNC term loan due March 21, 2022, carrying amount	13,430,000	13,999,000

Total long-term credit facilities	70,530,000	73,899,000
Less current portion of long-term credit facilities	(2,326,000)	(2,326,000)
Long-term credit facilities, excluding current portion	$68,204,000	$71,573,000
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
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus a margin of between 3% and 4.5% based on the Company's trailing twelve-month reported EBITDA (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in its financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its audited financial statements.
As of May 5, 2018, the Company had borrowings of $57.1 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of May 5, 2018 is approximately $14.2 million, and provides liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company has drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and to partially pay down the Company's GACP Term Loan. As of May 5, 2018, there was approximately $13.6 million outstanding under the PNC Credit Facility term loan of which $2.3 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period that commenced on April 1, 2017 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before March 21, 2019, 0.5% if terminated on or before March 21, 2020, and no fee if terminated after March 21, 2020. As of May 5, 2018, the imputed effective interest rate on the PNC term loan was 8.3%.
Interest expense recorded under the PNC Credit Facility for the three-month periods ended May 5, 2018 and April 29, 2017 was $1,024,000 and $1,062,000.

The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. As the Company's unused line availability was greater than $10.0 million at May 5, 2018, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of May 5, 2018, the Company's unrestricted cash plus unused line availability was $44.3 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the PNC Credit Facility totaling $1,406,000 and unamortized costs incurred to obtain the original PNC Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the PNC Credit Facility. Deferred financing costs, net of amortization, related to the revolving line of credit are included within other assets within the accompanying balance sheet.
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, the Company retired our term loan (the "GACP Term Loan") under a credit and security agreement with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. During the first quarter of fiscal 2017, the Company recorded a loss on debt extinguishment of $913,000 for the portion of debt extinguished on March 21, 2017. The fiscal 2017 first quarter loss on extinguishment of debt includes early termination and lender fees of $199,000 and a write-off of unamortized debt issuance costs of $714,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt. Interest expense recorded under the GACP Credit Agreement for the three-month period ended April 29, 2017 was $429,000.
The aggregate maturities of the Company's long-term credit facilities as of May 5, 2018 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2018	$1,745,000	$—	$1,745,000
2019	2,132,000	—	2,132,000
2020	2,326,000	—	2,326,000
2021	2,326,000	—	2,326,000
2022	5,038,000	57,100,000	62,138,000
	$13,567,000	$57,100,000	$70,667,000

(7) Shareholders' Equity
Warrants
As of May 5, 2018, the Company had outstanding warrants to purchase 3,849,365 shares of the Company’s common stock ("Warrants"). The Warrants are fully exercisable and expire five years from the date of grant. The Warrants were issued in connection with private placement securities purchase agreements ("Purchase Agreements"), including the related option exercises, which the Company entered into with certain accredited investors on September 14, 2016. The following table summarizes information regarding Warrants outstanding at May 5, 2018:

Grant Date	Shares of common stock purchasable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	2,976,190	$2.90	September 19, 2021
November 10, 2016	333,873	$3.00	November 10, 2021
January 23, 2017	489,302	$1.76	January 23, 2022
March 16, 2017	50,000	$1.92	March 16, 2022

Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the first quarters of fiscal 2018 and fiscal 2017 related to stock option awards was $305,000 and $203,000. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of May 5, 2018, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 9,500,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
The fair value of each time-based vesting option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table, and a Monte Carlo valuation model is used for market-based vesting awards. Expected volatilities are based on the historical volatility of the Company's stock. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The Company uses the simplified method in estimating its expected option term because it believes that historical exercise data cannot be accurately relied upon at this time to provide a reasonable basis for estimating an expected term due to the extreme volatility of its stock price and the resulting unpredictability of its stock option exercises. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

	Fiscal 2018	Fiscal 2017
Expected volatility:	72%	81%
Expected term (in years):	6 years	6 years
Risk-free interest rate:	2.8%	2.2%
A summary of the status of the Company’s stock option activity as of May 5, 2018 and changes during the three months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 3, 2018	3,384,000	$1.64	112,000	$4.86
Granted	953,000	$0.99	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(25,000)	$3.08	(5,000)	$4.62
Balance outstanding, May 5, 2018	4,312,000	$1.49	107,000	$4.87
Options exercisable at May 5, 2018	1,553,000	$1.94	107,000	$4.87

The following table summarizes information regarding stock options outstanding at May 5, 2018:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	4,312,000	$1.49	8.6	$255,000	3,929,000	$1.52	8.5	$215,000
2004 Incentive:	107,000	$4.87	5.5	$—	107,000	$4.87	5.5	$—
The weighted average grant-date fair value of options granted in the first three-months of fiscal 2018 and fiscal 2017 was $0.65 and $0.93. The total intrinsic value of options exercised during the first three-months of fiscal 2018 and fiscal 2017 was $0 and $9,000. As of May 5, 2018, total unrecognized compensation cost related to stock options was $1,745,000 and is expected to be recognized over a weighted average period of approximately 2.0 years.
Stock-Based Compensation - Restricted Stock Units
Compensation expense recorded for the first quarters of fiscal 2018 and fiscal 2017 relating to restricted stock unit grants was $515,000 and $318,000. As of May 5, 2018, there was $1,799,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 1.9 years. The total fair value of restricted stock units vested during the first three months of fiscal 2018 and fiscal 2017 was $410,000 and $98,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
During the first quarters of fiscal 2018 and fiscal 2017, the Company granted a total of 140,000 and 317,219 time-based restricted stock units to certain key employees as part of the Company's long-term incentive program. The restricted stock units vest in three equal annual installments beginning one year from the grant date. The aggregate market value of the restricted stock units at the date of grant was $145,000 and $422,000 for the first quarters of fiscal 2018 and fiscal 2017. The grants are being amortized as compensation expense over the three-year vesting period. During the first quarter of fiscal 2017, the Company also granted a total of 327,738 time-based restricted stock units to employees as part of the Company's annual merit process. The restricted stock units vested one year after the date of the grant on April 24, 2018. The aggregate market value of the restricted stock units at the date of the award was $446,000 and was amortized as compensation expense over the one-year vesting period.
During the first quarters of fiscal 2018 and fiscal 2017, the Company also granted a total of 14,930 and 7,096 restricted stock units to newly appointed board members as part of the Company's annual director compensation program. Each restricted stock unit grant vests or vested on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock units at the date of the award was $15,000 and $9,000 for the first quarters of fiscal 2018 and fiscal 2017. The grants are amortized as director compensation expense over the vesting period.
During the first quarters of fiscal 2018 and fiscal 2017, the Company granted a total of 488,960 and 561,981 market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2018	Fiscal 2017
Total grant date fair value	$523,000	$860,000
Total grant date fair value per share	$1.07	$1.53
Expected volatility	73%	75%
Weighted average expected life (in years)	3 years	3 years
Risk-free interest rate	2.4%	1.5%

The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
A summary of the status of the Company’s non-vested restricted stock unit activity as of May 5, 2018 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 3, 2018	2,829,000	$1.40
Granted	644,000	$1.06
Vested	(393,000)	$1.40
Forfeited	(11,000)	$1.36
Non-vested outstanding, May 5, 2018	3,069,000	$1.33
Stock Awards Contingent on Shareholder Approval
On March 26, 2018, the human resources and compensation committee of the board of directors approved certain equity awards under the 2011 Plan which are subject to shareholder approval of the proposed increase in authorized shares under the 2011 Plan. If the shareholders do not approve the increase in authorized shares under the 2011 Plan, these awards will be canceled with no further force or effect. The shareholders of the Company vote on this proposal at the 2018 Annual Meeting of Shareholders on June 13, 2018. The following table summarizes information regarding the contingent stock awards outstanding at May 5, 2018:

Number of Awards
Stock options (a)	1,125,652
Restricted stock units (b)	527,938
Market-based restricted stock performance units (c)	258,606
________________

(a)	The stock options will have an exercise price of $1.00 per share.

(b)	The restricted stock units will vest in three equal annual installments beginning on March 26, 2019.

(c)	The number of restricted stock units earned will be based on the Company's TSR relative to a group of industry peers over a three-year performance measurement period.

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended
	May 5, 2018	April 29, 2017
Net loss (a)	$(2,986,000)	$(3,196,000)
Weighted average number of shares of common stock outstanding — Basic	65,360,951	60,918,508
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—
Weighted average number of shares of common stock outstanding — Diluted	65,360,951	60,918,508
Net loss per common share	$(0.05)	$(0.05)
Net loss per common share — assuming dilution	$(0.05)	$(0.05)
(a) The net loss for the three-month period ended May 5, 2018 includes costs related to executive and management transition of $1,024,000 and contract termination costs of $753,000. The net loss for the three-month period ended April 29, 2017 includes costs related to executive and management transition of $506,000 and a loss on debt extinguishment of $913,000.
(b) For the three-month periods ended May 5, 2018 and April 29, 2017, there were no incremental in-the-money potentially dilutive common stock options excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(9) Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its interactive digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its video commerce television, online website, evine.com, and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then placing their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company. Certain fiscal 2017 product category amounts in the accompanying table have been reclassified to conform to our fiscal 2018 product group groupings.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 5, 2018	April 29, 2017
Jewelry & Watches	$56,793	$58,036
Home & Consumer Electronics	31,042	29,415
Beauty & Wellness	27,022	23,033
Fashion & Accessories	26,572	29,795
All other (primarily shipping & handling revenue)	15,076	16,064
Total	$156,505	$156,343

(10) Income Taxes
At February 3, 2018, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $321 million, and state NOLs of approximately $260 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.
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
For the first quarters of fiscal 2018 and fiscal 2017, the income tax provision included a non-cash tax charge of approximately $0 and $197,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. During the fourth quarter of fiscal 2017, the Company sold its indefinite-lived intangible FCC license asset in connection with the sale of the Company's television broadcast station, WWDP(TV).
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
The income tax effects of the Tax Act required the remeasurement of the Company's deferred tax assets and liabilities in accordance with ASC Topic 740.  The Company remeasured its net deferred tax assets and related valuation allowance to reflect the lower corporate tax rate at the end of fiscal 2017. The Securities and Exchange Commission ('SEC') staff issued Staff Accounting Bulletin No. 118 ('SAB 118') that allows companies to record provisional estimates of the impacts of the Tax Act during a measurement period of up to one year from the enactment which is similar to the measurement period used when accounting for business combinations.  As reflected in the Company's fiscal 2017 financial statements, the Tax Act did not have an impact on the Company's tax expense or benefit due to the full valuation allowance against the Company's deferred tax assets.
Shareholder Rights Plan
The Company has adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, the Company entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, contracts, employment, intellectual property, consumer protection and regulatory matters. In the opinion of management, none of the claims and suits, either individually or in the aggregate, will have a material adverse effect on the Company's operations or consolidated financial statements.

(12) Executive and Management Transition Costs
On April 11, 2018, the Company entered into a transition and separation agreement with its Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16, 2018 and he served as a non-officer employee until June 1, 2018. On April 11, 2018, the Company announced the appointment of a new Chief Financial Officer, effective as of April 16, 2018. In conjunction with this executive change as well as other executive and management terminations made during the first three months of fiscal 2018, the Company recorded charges to income totaling $1,024,000 for the three-months ended May 5, 2018, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2018 executive and management transition.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended February 3, 2018.
Cautionary Statement Concerning Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): variability in consumer preferences, shopping behaviors, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales and sales promotions; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor and shipping relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; our ability to respond to changes in consumer shopping patterns and preferences, and changes in technology and consumer viewing patterns; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant events (including disasters, weather events or events attracting significant television coverage) that either cause an interruption of television coverage or that divert viewership from our programming; disruptions in our distribution of our network broadcast to our customers; our ability to protect our intellectual property rights; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; expenses relating to the actions of activist or hostile shareholders; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under “Risk Factors” in our recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a multiplatform interactive digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience. Evine is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and over-the-air broadcast television stations. The network is also streamed live online at evine.com and is available on mobile channels and over-the-top platforms. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
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
Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first three months of fiscal 2018. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the three-month periods indicated by product category group. Certain fiscal 2017 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2018 product group groupings.

	For the Three-Month
	Periods Ended
	May 5, 2018	April 29, 2017
Net Merchandise Sales by Category
Jewelry & Watches	40%	41%
Home & Consumer Electronics	22%	21%
Beauty & Wellness	19%	16%
Fashion & Accessories	19%	22%
Total	100%	100%
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
Company Strategy
As a multiplatform interactive digital commerce company, our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. The Evine network is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms.
Our merchandising plan is focused on delivering a balanced assortment of profitable proprietary, exclusive, emerging and name-brand products presented in an engaging, entertaining, shopping-centric format using our unique expertise in story telling. To enhance the shopping experience for our customers, we will continue to work hard to engage our customers intelligently by leveraging the use of predictive analytics and interactive marketing to drive personalization and relevancy to each experience. In addition, we will continue to find new methods, territories, technologies and channels to distribute our video commerce programming beyond the television screen, including "live on location" entertainment and enhancing our social advertising. We believe these initiatives will position us as a multiplatform interactive digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed customer expectations.
Program Distribution
Our 24-hour television shopping networks, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes during the three months ended May 5, 2018 and April 29, 2017.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, will ensure that Evine is available wherever and whenever our customers choose to shop.
In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms and alternative distribution methods, including securing a deal in the second quarter of fiscal 2017 to launch our network on a high definition ("HD") channel in more than 10 million television homes during the second half of 2017.  We believe that our distribution strategy of pursuing additional channels in productive homes already receiving our programming is a more balanced approach to growing our business than merely adding new television homes in untested areas.  We also invested in HD equipment and, starting in the third quarter of fiscal 2017, transitioned to a full HD signal. We believe that having an HD feed of our service provides a better customer experience and allows us to attract new viewers and customers.
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
Our direct competitors within the television shopping industry include QVC, Inc. and HSN, Inc., which are owned by Qurate Retail, Inc. Both QVC, Inc. and HSN, Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche retailers and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, we have the ability to leverage this fixed expense with sales growth to accelerate improvement in our profitability.
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
Summary Results for the First Quarter of Fiscal 2018
Consolidated net sales for our fiscal 2018 first quarter were approximately $156.5 million compared to $156.3 million for our fiscal 2017 first quarter, which represents a 0.1% increase. We reported an operating loss of $1.9 million and a net loss of $3.0 million for our fiscal 2018 first quarter. The operating and net loss for the fiscal 2018 first quarter included charges relating to executive and management transition costs totaling $1.0 million and contract termination costs of $753,000. We had an operating loss of $581,000 and a net loss of $3.2 million for our fiscal 2017 first quarter. The operating and net loss for the fiscal 2017 first quarter included charges relating to executive and management transition costs totaling $506,000. The net loss for the fiscal 2017 first quarter also included a loss on debt extinguishment of $913,000.

Executive & Management Transition Costs
On April 11, 2018, we entered into a transition and separation agreement with our Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16, 2018 and he served as a non-officer employee until June 1, 2018. On April 11, 2018, we announced the appointment of a new Chief Financial Officer, effective as of April 16, 2018. In conjunction with this executive change as well as other executive and management terminations made during the first three months of fiscal 2018, we recorded charges to income totaling $1.0 million for the three-months ended May 5, 2018, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with our 2018 executive and management transition.
On March 23, 2017, we announced the elimination of the position of Senior Vice President of Sales & Product Planning. In conjunction with this executive change as well as other executive and management terminations made during the first three months of fiscal 2017, we recorded charges to income totaling $506,000 for the three-months ended April 29, 2017, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with our 2017 executive and management transition.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	May 5, 2018	April 29, 2017
Net sales	100.0%	100.0%

Gross margin	35.9%	36.0%
Operating expenses:
Distribution and selling	31.2%	31.2%
General and administrative	4.3%	3.8%
Depreciation and amortization	1.0%	1.1%
Executive and management transition costs	0.7%	0.3%
	37.2%	36.4%
Operating loss	(1.3)%	(0.4)%

Key Performance Metrics

	For the Three-Month
	Periods Ended
	May 5, 2018	April 29, 2017	Change
Merchandise Metrics
Gross margin %	35.9%	36.0%	(10) bps
Net shipped units (in thousands)	2,472	2,580	(4)%
Average selling price	$57	$54	6%
Return rate	18.9%	18.8%	10 bps
Digital net sales % (a)	53.0%	50.6%	240 bps
Total Customers - 12 Month Rolling (in thousands)	1,269	1,409	(10)%
(a) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2018 first quarter decreased 4% from the prior year comparable quarter to approximately 2.5 million. The decrease in net shipped units during the first quarter of fiscal 2018 was driven primarily by mixing into a higher ASP assortment in our jewelry & watches and home & consumer electronics categories.
Average Selling Price
The average selling price ("ASP") per net unit was $57 in the fiscal 2018 first quarter, a 6% increase from the prior year quarter. The increase in the ASP was primarily driven by ASP increases in our jewelry & watches and home & consumer electronics product categories.
Return Rates
For the three months ended May 5, 2018, our return rate was 18.9% compared to 18.8% for the comparable prior year quarter, a 10 basis point increase. The increase in the return rate was driven primarily by a higher return rate experienced in our jewelry product category as a result of ASP increases. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 10% over prior year to approximately 1.3 million. The decrease was driven by a reduction in new customers over the prior year. Our loyal customer group remains strong and is driving growth in purchase frequency, average spend and lifetime value. Additionally, momentum grew throughout the quarter, as our total customer count for the month of April was flat to last year.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2018 first quarter were approximately $156.5 million as compared with $156.3 million for the comparable prior year quarter, a 0.1% increase. The increase in quarterly consolidated net sales was driven primarily by increases in our beauty & wellness and home & consumer electronics categories, partially offset by decreases in our fashion & accessories and jewelry & watches categories and a decrease in shipping and handling revenue. Beauty & wellness increased during the first quarter as a result of increased productivity and airtime. The increase in home & consumer electronics resulted from increased productivity. Watches decreased during the first quarter as a result of a shift in airtime from our watches category into our beauty & wellness and fashion & accessories categories. The decrease in fashion & accessories category was primarily driven by decreased productivity. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 53.0% for the first quarter of fiscal 2018 compared to 50.6% for the prior year quarter. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the periods was driven by our improved digital marketing initiatives and an enhanced responsive customer experience on mobile devices. Our mobile penetration increased to 49.4% of total digital orders in the first quarter of fiscal 2018 versus 48.0% of total digital orders for the comparable prior year period.
Gross Profit
Gross profit for the first quarter of fiscal 2018 was $56.3 million, a decrease of $31,000, or 0.1%, compared to the first quarter of fiscal 2017. The decrease in gross profits experienced during the first quarter was primarily driven by costs incurred during the quarter for contract termination costs of $753,000, partially offset by higher gross profit percentages experienced. Gross margin percentages for the first quarters of fiscal 2018 and fiscal 2017 were 35.9% and 36.0%, a 10 basis point decrease. The decrease in the gross margin percentage reflects the contract termination costs, partially offset by increased margin rates, specifically in our home & consumer electronics, fashion & accessories and beauty & wellness product categories.
Operating Expenses
Total operating expenses for the fiscal 2018 first quarter were approximately $58.2 million compared to $56.9 million for the comparable prior year period, an increase of 2.3%. Total operating expenses as a percentage of net sales were 37.2% and 36.4% during the first quarters of fiscal 2018 and fiscal 2017. Total operating expenses for the fiscal 2018 first quarter include executive and management transition costs of $1.0 million, while total operating expenses for the fiscal 2017 first quarter include executive and management transition costs of $506,000. Excluding executive and management transition costs, total operating expenses as a percentage of net sales were 36.5% and 36.1% for the first quarters of fiscal 2018 and fiscal 2017.
Distribution and selling expense increased $157,000, or 0.3%, to $48.9 million, or 31.2% of net sales during the fiscal 2018 first quarter compared to $48.7 million, or 31.2% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter due in part to increased salaries and benefits of $388,000 and increased accrued incentive compensation of $316,000, partially offset by decreased variable costs of $453,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $277,000 and decreased variable credit card processing fees and bad debt credit expense of $258,000. Total variable expenses during the first quarter of fiscal 2018 were approximately 9.3% of total net sales versus 9.6% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the first quarter of fiscal 2018 is primarily due to an increase in our ASP and improved efficiencies at our fulfillment center.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units changes. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2018 first quarter increased $724,000, or 12%, to $6.7 million or 4.3% of net sales, compared to $6.0 million or 3.8% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the first quarter primarily as a result of increased salaries and accrued incentive compensation of $242,000, increased share-based compensation expense of $193,000, increased professional fees of $133,000 and increased telecommunications expense of $100,000.
Depreciation and amortization expense for the fiscal 2018 first quarter decreased $64,000, or 4%, to $1,572,000 compared to $1,636,000 for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended May 5, 2018 and April 29, 2017 was 1.0% and 1.1%. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $64,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year.
Operating Loss
For the fiscal 2018 first quarter, we reported an operating loss of approximately $1.9 million compared to an operating loss of $581,000 for the fiscal 2017 first quarter, representing a $1.4 million increase. For the first quarter of fiscal 2018, our operating loss increased primarily as a result of an increase in general and administrative expense, an increase in executive and management transition costs, an increase in distribution and selling and a decrease in gross profit, which included contract termination costs of $753,000, offset by a decrease in depreciation and amortization.
Net Loss
For the fiscal 2018 first quarter, we reported a net loss of approximately $3.0 million or $0.05 per share on 65,360,951 weighted average basic common shares outstanding compared with a net loss of $3.2 million or $0.05 per share on 60,918,508 weighted average basic common shares outstanding in the fiscal 2017 first quarter. Net loss for the first quarter of fiscal 2018 includes executive and management transition costs of $1.0 million, contract termination costs of $753,000 and interest expense of $1.0 million. Net loss for the first quarter of fiscal 2017 includes executive and management transition costs of $506,000, interest expense of $1.5 million and a loss on debt extinguishment of $913,000.
For the first quarters of fiscal 2018 and fiscal 2017, net loss reflects an income tax provision of $20,000 and $209,000. The income tax provision included a non-cash tax charge of $0 and $197,000 for the first quarters of fiscal 2018 and fiscal 2017, relating to changes in our long-term deferred tax liability related to the tax amortization of our previously owned indefinite-lived intangible FCC license asset that was not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining income tax provision for both quarters relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. During the fourth quarter of fiscal 2017, we sold our indefinite-lived intangible FCC license asset in connection with the sale of our television broadcast station, WWDP(TV).
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

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2018 first quarter was $3.3 million compared with Adjusted EBITDA of $3.1 million for the fiscal 2017 first quarter.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month
	Periods Ended
	May 5, 2018	April 29, 2017
Net loss	$(2,986)	$(3,196)
Adjustments:
Depreciation and amortization	2,620	2,604
Interest income	(7)	(2)
Interest expense	1,026	1,495
Income taxes	20	209
EBITDA (as defined)	$673	$1,110

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (as defined)	$673	$1,110
Adjustments:
Executive and management transition costs	1,024	506
Contract termination costs	753	—
Loss on debt extinguishment	—	913
Non-cash share-based compensation expense	820	521
Adjusted EBITDA (a)	$3,270	$3,050
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), executive and management transition costs, contract termination costs, loss on debt extinguishment and non-cash share-based compensation expense.
We have included the term "Adjusted EBITDA" in our EBITDA reconciliation in order to adequately assess the operating performance of our video and digital businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.
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
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2017 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."

Recently Issued Accounting Pronouncements
See Note 2 - “Basis of Financial Statement Presentation” in the notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Financial Condition, Liquidity and Capital Resources
As of May 5, 2018, we had cash of $30.1 million and had restricted cash and cash equivalents of $450,000. Our restricted cash equivalents are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As our unused line availability is greater than $10 million at May 5, 2018, no additional cash is required to be restricted. As of February 3, 2018, we had cash of $23.9 million and had restricted cash and cash equivalents of $450,000. For the first three months of fiscal 2018, working capital decreased $5.0 million to $96.5 million. The current ratio (our total current assets over total current liabilities) was 2.0 at May 5, 2018 and 2.1 at February 3, 2018.
Sources of Liquidity
Our principal source of liquidity is our available cash of $30.1 million as of May 5, 2018, which was held in bank depository accounts primarily for the preservation of cash liquidity.
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
The revolving line of credit under the PNC Credit Facility bears interest at LIBOR plus a margin of between 3% and 4.5% based on our trailing twelve-month reported EBITDA (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in our financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on our leverage ratio as demonstrated in our audited financial statements.
As of May 5, 2018, we had borrowings of $57.1 million under our revolving line of credit. As of May 5, 2018, the term loan under the PNC Credit Facility had $13.6 million outstanding, of which $2.3 million was classified as current in the accompanying balance sheet, and was used to fund our expansion initiative and to partially pay down our GACP Term Loan. Remaining available capacity under the revolving credit facility as of May 5, 2018 is approximately $14.2 million, and provides liquidity for working capital and general corporate purposes. In addition, as of May 5, 2018, our unrestricted cash plus unused line availability was $44.3 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period that commenced on April 1, 2017 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year.
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
GACP Term Loan
During fiscal 2017, we fully retired our term loan with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. We recorded a loss on debt extinguishment of $913,000 during the fiscal 2017 first quarter for the portion of debt extinguished on March 21, 2017. The fiscal 2017 first quarter loss on extinguishment of debt includes early termination and lender fees of $199,000 and a write-off of unamortized debt issuance costs of $714,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt.
Sale of Boston Television Station, WWDP
On August 28, 2017, we entered into two agreements with unrelated parties to sell our Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13.5 million. During the fiscal 2017 fourth quarter, we closed on an asset purchase agreement to sell substantially all of the assets primarily related to our television broadcast station, WWDP(TV), Norwell, Massachusetts. We used the proceeds received from the transaction to pay off the remaining amounts due under the GACP Term Loan, with the remaining proceeds used for general working capital purposes. As of May 5, 2018, $667,000 of the sales price remained in escrow pending WWDP(TV) being carried by certain distribution carriers. We have not recorded any additional gain relating to the remaining escrow amount and will not record the remaining gain until the contingency is resolved.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facilities. We believe that our existing cash balances, together with our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months. As of February 3, 2018 we had contractual cash obligations and commitments, primarily with respect to our cable and satellite agreements and payments required under our PNC Credit Facility and operating leases, totaling approximately $315.0 million over the next five fiscal years.
For the three months ended May 5, 2018, net cash provided by operating activities totaled $11.7 million compared to net cash provided by operating activities of approximately $6.8 million for the comparable fiscal 2017 period. Net cash provided by operating activities for the fiscal 2018 and 2017 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of deferred financing costs, loss on debt extinguishment and long-term deferred income taxes. In addition, net cash provided by operating activities for the three months ended May 5, 2018 reflects a decrease in accounts receivable and an increase in accounts payable and accrued liabilities, partially offset by increases in inventory and prepaid expenses and other.
Accounts receivable decreased during the first three months of fiscal 2018 as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Accounts payable and accrued liabilities increased during the first three months of fiscal 2018 primarily due to an increase in accrued inventory as a result of the timing of payments made to vendors, an increase in accrued salaries due to timing of payments and an increase in accrued severance resulting from our 2018 executive and management transition. Accounts payable and accrued liabilities also increased due to an increase in our merchandise return reserve, which resulted from the adoption of Revenue from Contracts with Customers, Topic 606 (ASU 2014-09), whereby estimated merchandise returns are presented as both an asset (equal to the inventory value expected to be returned) and a corresponding return liability (equal to the full amount expected to be refunded). Under legacy accounting practice, the estimated merchandise returns liability was presented on a net basis. The increase in accounts payable and accrued liabilities was partially offset by a decrease in accrued cable distribution fees due to timing of payments. Inventories increased as a result of planned purchases in our beauty & wellness and fashion & accessories categories in an effort to broaden our merchandise assortment for the spring season. Prepaid expenses and other increased primarily as a result of the adoption of ASU 2014-09 (as described above), whereby an asset is now presented for the estimated inventory fair value expected to be returned.
Net cash used for investing activities totaled $2.1 million for the first three months of fiscal 2018 compared to net cash used for investing activities of $3.9 million for the comparable fiscal 2017 period. For the three months ended May 5, 2018 and April 29, 2017, expenditures for property and equipment were approximately $2.1 million and $3.9 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the upgrades in our customer service call routing technology, development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, including high definition equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash used for financing activities totaled $3.5 million for the three months ended May 5, 2018 and related primarily to principal payments on the PNC revolving loan of $53.3 million, principal payments on our PNC term loan of $581,000 and payments for restricted stock issuances of $100,000, partially offset by proceeds from the PNC revolving loan of $50.5 million. Net cash used for financing activities totaled $9.7 million for the three months ended April 29, 2017 and related primarily to principal payments on term loans of $10.3 million, payments for the repurchase of common stock of $5.1 million, payments for deferred financing costs of $215,000, payments for debt extinguishment costs of $199,000, payments for common stock issuance costs of $80,000 and payments for restricted stock issuance of $34,000, partially offset by proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $132,000 and proceeds from the exercise of stock options of $29,000.

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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of EVINE Live Inc.'s Annual Report on Form 10-K for the year ended February 3, 2018, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report with the exception of the item noted below.
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
One of our primary independent shipping companies, United Parcel Services, Inc. ("UPS"), is currently in the process of negotiating a new collective bargaining agreement, which currently expires on July 31, 2018. Any strike, work stoppage or slowdown at UPS could cause significant delays in our product shipments, a loss of sales and/or an increase in delivery costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of our common stock made during the three months ended May 5, 2018, by our company or on behalf of our company or any "affiliated purchaser" of our company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
February 4, 2018 through March 3, 2018	—	N/A	—	$—
March 4, 2018 through April 7, 2018	18,015	$1.00	—	$—
April 8, 2018 through May 5, 2018	77,372	$1.06	—	$—
Total	95,387	$1.05	—	$—
(1) The purchases in this column include 95,387 shares that were repurchased by our company to satisfy tax withholding obligations related to the vesting of restricted stock.
Dividends
We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in Note 6 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1	Form of Restricted Stock Unit Award Agreement	Incorporated by reference (4)

10.2	Cooperation Agreement, dated March 19, 2018, by and between EVINE Live Inc. and the Clinton Group, Inc.	Incorporated by reference (5)

10.3	Transition and Separation Agreement, dated April 11, 2018, by and between the Registrant and Timothy J. Peterman	Incorporated by reference (6)

10.4	Employment Offer Letter, dated April 11, 2018, by and between the Registrant and Diana Purcel	Incorporated by reference (6)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on March 15, 2018, File No. 001-37495.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on March 20, 2018, File No. 001-37495.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 11, 2018, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVINE Live Inc.
June 6, 2018	/s/ ROBERT J. ROSENBLATT
Robert J. Rosenblatt
Chief Executive Officer (Principal Executive Officer)

June 6, 2018	/s/ DIANA G. PURCEL
Diana G. Purcel
Executive Vice President, Chief Financial Officer (Principal Financial Officer)