Form 10-Q
period 2018-08-04
EVINE Live Inc.
filed 2018-09-07
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 5, 2018, there were 66,341,105 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 4, 2018

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 4, 2018	February 3, 2018
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$28,142	$23,940
Restricted cash equivalents	450	450
Accounts receivable, net	82,611	96,559
Inventories	65,392	68,811
Prepaid expenses and other	11,043	5,344
Total current assets	187,638	195,104
Property and equipment, net	51,070	52,048
Other assets	2,017	2,106
TOTAL ASSETS	$240,725	$249,258
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,344	$55,614
Accrued liabilities	37,201	35,646
Current portion of long term credit facilities	2,714	2,326
Deferred revenue	36	35
Total current liabilities	92,295	93,621
Other long term liabilities	50	68
Long term credit facilities	66,042	71,573
Total liabilities	158,387	165,262
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 99,600,000 shares authorized; 66,287,786 and 65,290,458 shares issued and outstanding	663	653
Additional paid-in capital	440,469	439,111
Accumulated deficit	(358,794)	(355,768)
Total shareholders' equity	82,338	83,996
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$240,725	$249,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(In thousands, except share and per share data)
Net sales	$150,799	$148,949	$307,304	$305,292
Cost of sales	93,929	92,469	194,179	192,526
Gross profit	56,870	56,480	113,125	112,766
Operating expense:
Distribution and selling	47,958	48,687	96,845	97,417
General and administrative	6,521	6,012	13,240	12,007
Depreciation and amortization	1,522	1,680	3,094	3,316
Executive and management transition costs	—	572	1,024	1,078
Total operating expense	56,001	56,951	114,203	113,818
Operating income (loss)	869	(471)	(1,078)	(1,052)
Other income (expense):
Interest income	9	2	16	4
Interest expense	(898)	(1,313)	(1,924)	(2,808)
Loss on debt extinguishment	—	—	—	(913)
Total other expense, net	(889)	(1,311)	(1,908)	(3,717)
Loss before income taxes	(20)	(1,782)	(2,986)	(4,769)
Income tax provision	(20)	(209)	(40)	(418)
Net loss	$(40)	$(1,991)	$(3,026)	$(5,187)
Net loss per common share	$(0.00)	$(0.03)	$(0.05)	$(0.08)
Net loss per common share — assuming dilution	$(0.00)	$(0.03)	$(0.05)	$(0.08)
Weighted average number of common shares outstanding:
Basic	66,009,117	64,091,228	65,685,034	62,504,868
Diluted	66,009,117	64,091,228	65,685,034	62,504,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED AUGUST 4, 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
	(In thousands, except share data)
BALANCE, February 3, 2018	65,290,458	$653	$439,111	$(355,768)	$83,996
Net loss	—	—	—	(3,026)	(3,026)
Common stock issuances pursuant to equity compensation plans	997,328	10	(26)	—	(16)
Share-based payment compensation	—	—	1,384	—	1,384
BALANCE, August 4, 2018	66,287,786	$663	$440,469	$(358,794)	$82,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Month
	Periods Ended
	August 4, 2018	July 29, 2017
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(3,026)	$(5,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,135	5,259
Share-based payment compensation	1,358	1,267
Amortization of deferred revenue	(17)	(42)
Amortization of deferred financing costs	104	214
Loss on debt extinguishment	—	913
Deferred income taxes	—	394
Changes in operating assets and liabilities:
Accounts receivable, net	13,948	16,248
Inventories	3,419	6,444
Prepaid expenses and other	(5,676)	(54)
Accounts payable and accrued liabilities	(1,750)	(19,119)
Net cash provided by operating activities	13,495	6,337
INVESTING ACTIVITIES:
Property and equipment additions	(4,071)	(6,256)
Net cash used for investing activities	(4,071)	(6,256)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	111,400	10,500
Proceeds of term loans	5,821	6,000
Proceeds from issuance of common stock and warrants	—	4,628
Proceeds from exercise of stock options	111	29
Payments on revolving loan	(121,400)	(14,900)
Payments on term loans	(969)	(11,058)
Payments for repurchases of common stock	—	(5,055)
Payments for common stock issuance costs	—	(357)
Payments for deferred financing costs	(58)	(220)
Payments for debt extinguishment costs	—	(199)
Payments for restricted stock issuance	(127)	(37)
Net cash used for financing activities	(5,222)	(10,669)
Net increase (decrease) in cash and restricted cash equivalents	4,202	(10,588)
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	24,390	33,097
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$28,592	$22,509
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,726	$2,631
Income taxes paid	$14	$34
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$216	$401
Deferred financing costs included in accrued liabilities	$29	$—
Common stock issuance costs included in accrued liabilities	$—	$103
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 4, 2018
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a multiplatform interactive digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Evine programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and over-the-air broadcast television stations. Evine programming is also streamed live online at evine.com and is available on mobile channels and over-the-top platforms.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 3, 2018 has been derived from the Company's audited financial statements for the fiscal year ended February 3, 2018. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 3, 2018. Operating results for the six-month period ended August 4, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2017, ended on February 3, 2018, and consisted of 53 weeks. Fiscal 2018 will end February 2, 2019 and will contain 52 weeks. The quarters ended August 4, 2018 and July 29, 2017 each consisted of 13 weeks.
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
In November 2016, the Financial Accounting Standards Board issued Statement of Cash Flows, Topic 230: Restricted Cash (ASU 2016-18), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal 2018 and has revised the condensed consolidated statements of cash flows for the six-month period ended July 29, 2017 to reflect total cash and restricted cash equivalents for each period presented.

The following table provides a reconciliation of cash and restricted cash equivalents reported with the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	August 4, 2018	February 3, 2018	July 29, 2017	January 28, 2017
Cash	$28,142,000	$23,940,000	$22,059,000	$32,647,000
Restricted cash equivalents	450,000	450,000	450,000	450,000
Total cash and restricted cash equivalents	$28,592,000	$24,390,000	$22,509,000	$33,097,000
The Company's restricted cash equivalents consist of certificates of deposit with original maturities of three months or less and are generally restricted for a period ranging from 30 to 60 days.
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
In June 2018, the Financial Accounting Standards Board issued Compensation—Stock Compensation, Topic 718 (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees for goods and services. Under the new standard, most of the guidance on payments to nonemployees is now aligned with the requirements for share-based payments granted to employees. Under the new guidance, (i) equity-classified share-based payment awards issued to nonemployees will be measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (ii) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt this standard in the second quarter of fiscal 2018 and there was no impact on the Company's condensed consolidated financial statements since there was no outstanding nonemployee share-based payment awards for which there is unrecognized compensation expense.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued Leases, Topic 842 (ASU 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard in the first quarter of fiscal 2019 using a modified retrospective transition approach to leases existing at, or entered into after, February 3, 2019. Under this transition method, comparative prior periods will not be restated and a cumulative adjustment will be recognized to the opening balance of retained earnings. The Company is continuing to evaluate the impact of adopting ASU 2016-02 and all related amendments on the Company's consolidated financial statements, financial systems and controls. In addition, the Company is in the process of evaluating practical expedient and accounting policy elections.

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

The impact of the new revenue standard adoption on our condensed consolidated statements of operations was as follows (in thousands):

	For the Three-Month Period Ended August 4, 2018			For the Six-Month Period Ended August 4, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change	As Reported	Balance without adoption of ASC 606	Effect of Change
Net sales	$150,799	$150,147	$652	$307,304	$306,693	$611
Cost of sales	93,929	93,385	544	194,179	193,654	525
Operating expense:
Distribution and selling	47,958	47,951	7	96,845	96,759	86
Net loss	(40)	(141)	101	(3,026)	(3,026)	—
As of August 4, 2018, the Company recorded a merchandise return liability of $7,804,000, included in accrued liabilities, and a right of return asset of $4,355,000, included in other current assets. As of February 3, 2018, the Company had approximately $3,544,000 reserved for future merchandise returns included in accrued liabilities, which represents the net margin obligation recorded under the previous revenue guidance.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Substantially all of the Company's sales are single performance obligation arrangements for transferring control of merchandise to customers.
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by significant product group is provided in Note 9 - "Business Segments and Sales by Product Group".
As of August 4, 2018, approximately $86,000 is expected to be recognized from remaining performance obligations within the next 3 years. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $9,000 and $21,000 for the three-month periods ended August 4, 2018 and July 29, 2017 and $17,000 and $42,000 for the six-month periods ended August 4, 2018 and July 29, 2017.
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
Shipping and Handling
The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the merchandise. Shipping and handling fees charged to customers are recognized when the customer obtains control of the merchandise, which is upon shipment. The Company accrues costs for shipping and handling activities, which occur subsequent to transfer of control to the customer and are recorded as cost of sales in the accompanying statements of operations.
Sales Taxes
The Company has elected to exclude from revenue the sales taxes imposed on its sales and collected from customers.

Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of August 4, 2018 and February 3, 2018, the Company had approximately $74,539,000 and $88,452,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $8,390,000 and $6,008,000. The increase in the total reserve as a percentage of receivables is primarily due to an extension in our collections cycle, which has been yielding a higher total recovery rate.
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
The Company evaluated whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) in certain vendor arrangements where the merchandise is shipped directly from the vendor to the Company's customer and the purchase and sale of inventory is virtually simultaneous. Generally, the Company is the principal and reports revenues from such vendor arrangements on a gross basis, as it controls the merchandise before it is transferred to the customer. The Company's control is evidenced by it being primarily responsible to the customers, establishing price and its inventory risk upon customer returns.

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
As of August 4, 2018 and February 3, 2018, the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the condensed consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of August 4, 2018 and February 3, 2018, the Company also had a long-term variable rate PNC Credit Facility, classified as Level 2, with carrying values of $68,756,000 and $73,899,000. As of August 4, 2018 and February 3, 2018, $2,714,000 and $2,326,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates and is based on its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(5) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	August 4, 2018		February 3, 2018
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(419,000)	$1,786,000	$(336,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $42,000 for the three-month periods ended August 4, 2018 and July 29, 2017 and $83,000 for the six-month periods ended August 4, 2018 and July 29, 2017. Estimated amortization expense is $165,000 for fiscal 2018 and each fiscal year through fiscal 2020, $157,000 for fiscal 2021 and $96,000 for fiscal 2022.
Sale of Boston Television Station, WWDP and FCC Broadcast License
On August 28, 2017, the Company entered into two agreements with unrelated parties to sell its Boston television station, WWDP, including the Company's FCC broadcast license, for an aggregate of $13,500,000. During the fiscal 2017 fourth quarter, the Company closed on the asset purchase agreement to sell substantially all of the assets primarily related to its television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), which included an intangible FCC broadcasting license asset. As of August 4, 2018, $667,000 of the sales price remained in escrow pending the Station being carried by certain distribution carriers. The Company has not recorded any additional gain relating to the remaining escrow amount and will not record the remaining gain until the contingency is resolved.

(6) Credit Agreements
The Company's long-term credit facilities consist of:

	August 4, 2018	February 3, 2018
PNC revolving loan due July 27, 2023, principal amount	$49,900,000	$59,900,000

PNC term loan due July 27, 2023, principal amount	19,000,000	14,148,000
Less unamortized debt issuance costs	(144,000)	(149,000)
PNC term loan due July 27, 2023, carrying amount	18,856,000	13,999,000

Total long-term credit facilities	68,756,000	73,899,000
Less current portion of long-term credit facilities	(2,714,000)	(2,326,000)
Long-term credit facilities, excluding current portion	$66,042,000	$71,573,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through July 27, 2018, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company's GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On July 27, 2018, the Company entered into the Tenth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $5,821,000, extended the term of the PNC Credit Facility from March 21, 2022 to July 27, 2023, and decreased the interest rate margins on both the revolving line of credit and term loan. The term loan increase was used to reduce borrowings under the revolving line of credit.
All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The PNC Credit Facility is secured by a first security interest in substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.
The revolving line of credit under the PNC Credit Facility bears interest at either a Base Rate or LIBOR plus a margin consisting of between 1% and 2% on Base Rate advances and 2% and 3% on LIBOR advances based on the Company's trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in its financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3% on Base Rate term loans and 3% to 4% on LIBOR Rate term loans based on the Company’s leverage ratio measured annually as demonstrated in its audited financial statements.
As of August 4, 2018, the Company had borrowings of $49.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of August 4, 2018 was approximately $23.3 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company has drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's GACP Term Loan and reduce its revolving credit facility borrowings. As of August 4, 2018, there was approximately $19.0 million outstanding under the PNC Credit Facility term loan of which $2.7 million was classified as current in the accompanying balance sheet.
Principal borrowings under the modified term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before July 27, 2019, 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of August 4, 2018, the imputed effective interest rate on the PNC term loan was 5.8%.
Interest expense recorded under the PNC Credit Facility was $898,000 and $1,922,000 for the three and six-month periods ended August 4, 2018 and $1,079,000 and $2,142,000 for the three and six-month periods ended July 29, 2017.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. As the Company's unused line availability was greater than $10.0 million at August 4, 2018, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of August 4, 2018, the Company's unrestricted cash plus unused line availability was $51.4 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit was $650,000 and $656,000 as of August 4, 2018 and February 3, 2018 and are included within other assets within the accompanying balance sheet. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, the Company retired its term loan (the "GACP Term Loan") under a credit and security agreement with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. During the first quarter of fiscal 2017, the Company recorded a loss on debt extinguishment of $913,000 for the portion of debt extinguished on March 21, 2017. The fiscal 2017 first quarter loss on extinguishment of debt includes early termination and lender fees of $199,000 and a write-off of unamortized debt issuance costs of $714,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt. Interest expense recorded under the GACP Credit Agreement for the three and six-month periods ended July 29, 2017 was $231,000 and $661,000.
The aggregate maturities of the Company's long-term credit facilities as of August 4, 2018 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2018	$1,357,000	$—	$1,357,000
2019	2,488,000	—	2,488,000
2020	2,714,000	—	2,714,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	49,900,000	56,913,000
	$19,000,000	$49,900,000	$68,900,000

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss (a)	$(40,000)	$(1,991,000)	$(3,026,000)	$(5,187,000)
Weighted average number of shares of common stock outstanding — Basic	66,009,117	64,091,228	65,685,034	62,504,868
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	66,009,117	64,091,228	65,685,034	62,504,868
Net loss per common share	$(0.00)	$(0.03)	$(0.05)	$(0.08)
Net loss per common share — assuming dilution	$(0.00)	$(0.03)	$(0.05)	$(0.08)
(a) The net loss for the three and six-month periods ended August 4, 2018 includes costs related to executive and management transition of $0 and $1,024,000 and contract termination costs of $0 and $753,000. The net loss for the three and six-month periods ended July 29, 2017 includes costs related to executive and management transition of $572,000 and $1,078,000 and a loss on debt extinguishment of $0 and $913,000.
(b) For the three and six-month periods ended August 4, 2018, there were 543,000 and 272,000 incremental in-the-money potentially dilutive common shares outstanding, and -0- for the three and six-month periods ended July 29, 2017. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(7) Shareholders' Equity
Warrants
As of August 4, 2018, the Company had outstanding warrants to purchase 3,849,365 shares of the Company’s common stock ("Warrants"). The Warrants are fully exercisable and expire five years from the date of grant. The Warrants were issued in connection with private placement securities purchase agreements ("Purchase Agreements"), including the related option exercises, which the Company entered into with certain accredited investors on September 14, 2016. The following table summarizes information regarding Warrants outstanding at August 4, 2018:

Grant Date	Shares of common stock purchasable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	2,976,190	$2.90	September 19, 2021
November 10, 2016	333,873	$3.00	November 10, 2021
January 23, 2017	489,302	$1.76	January 23, 2022
March 16, 2017	50,000	$1.92	March 16, 2022
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $237,000 and $220,000 for the second quarters of fiscal 2018 and fiscal 2017 and $542,000 and $423,000 for the first six months of fiscal 2018 and fiscal 2017. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of August 4, 2018, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 13,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2018			Fiscal 2017
Expected volatility:	72%			81%
Expected term (in years):	6 years			6 years
Risk-free interest rate:	2.8%	-	3.0%	2.0%	-	2.2%
A summary of the status of the Company’s stock option activity as of August 4, 2018 and changes during the six months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 3, 2018	3,384,000	$1.64	112,000	$4.86
Granted	2,198,000	$1.02	—	$—
Exercised	(112,000)	$0.99	—	$—
Forfeited or canceled	(333,000)	$1.49	(5,000)	$4.62
Balance outstanding, August 4, 2018	5,137,000	$1.40	107,000	$4.87
Options exercisable at August 4, 2018	1,585,000	$1.93	107,000	$4.87
The following table summarizes information regarding stock options outstanding at August 4, 2018:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	5,137,000	$1.40	8.7	$813,000	4,619,000	$1.43	8.6	$682,000
2004 Incentive:	107,000	$4.87	5.3	$—	107,000	$4.87	5.3	$—
The weighted average grant-date fair value of options granted in the first six-months of fiscal 2018 and fiscal 2017 was $0.74 and $0.91. The total intrinsic value of options exercised during the first six-months of fiscal 2018 and fiscal 2017 was $23,000 and $9,000. As of August 4, 2018, total unrecognized compensation cost related to stock options was $2,117,000 and is expected to be recognized over a weighted average period of approximately 2.1 years.

Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $302,000 and $526,000 for the second quarters of fiscal 2018 and fiscal 2017 and $817,000 and $844,000 for the first six-months of fiscal 2018 and fiscal 2017. As of August 4, 2018, there was $2,596,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 1.9 years. The total fair value of restricted stock units vested during the first six months of fiscal 2018 and fiscal 2017 was $1,139,000 and $370,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
The Company has granted time-based restricted stock units to certain key employees as part of the Company's long-term incentive program. The restricted stock generally vests in three equal annual installments beginning one year from the grant date and is being amortized as compensation expense over the three-year vesting period. The Company has also granted restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each restricted stock grant vests or vested on the day immediately preceding the next annual meeting of shareholders following the date of grant. The grants are amortized as director compensation expense over the twelve-month vesting period.
The Company has granted a total of 259,000 and -0- market-based restricted stock performance units to certain executives as part of the Company's long-term incentive program during the second quarters of fiscal 2018 and fiscal 2017 and 747,000 and 562,000 market-based restricted stock performance units during the first six months of fiscal 2018 and fiscal 2017. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2018			Fiscal 2017
Total grant date fair value	$859,000			$860,000
Total grant date fair value per share	$1.07	-	$1.30	$1.53
Expected volatility	73%	-	76%	75%
Weighted average expected life (in years)	3 years			3 years
Risk-free interest rate	2.4%	-	2.7%	1.5%
The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
A summary of the status of the Company’s non-vested restricted stock unit activity as of August 4, 2018 and changes during the six-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Performance Units		Time-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 3, 2018	973,000	$1.55	1,856,000	$1.32	2,829,000	$1.40
Granted	747,000	$1.15	1,198,000	$1.17	1,945,000	$1.16
Vested	—	$—	(1,003,000)	$1.23	(1,003,000)	$1.23
Forfeited	(211,000)	$1.23	(75,000)	$1.46	(286,000)	$1.29
Non-vested outstanding, August 4, 2018	1,509,000	$1.39	1,976,000	$1.27	3,485,000	$1.32

(9) Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its interactive digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its video commerce television, online website, evine.com, and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then placing their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company. Certain fiscal 2017 product category amounts in the accompanying table have been reclassified to conform to our fiscal 2018 product category groupings.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Jewelry & Watches	$53,842	$53,737	$110,635	$111,773
Home & Consumer Electronics	28,666	29,166	59,708	58,581
Beauty & Wellness	28,615	22,589	55,637	45,622
Fashion & Accessories	24,562	27,968	51,134	57,763
All other (primarily shipping & handling revenue)	15,114	15,489	30,190	31,553
Total	$150,799	$148,949	$307,304	$305,292

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
For the second quarters of fiscal 2018 and fiscal 2017, the income tax provision included a non-cash tax charge of approximately $0 and $197,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. For the first six-months of fiscal 2018 and fiscal 2017, the income tax provision included a non-cash tax charge of approximately $0 and $394,000. During the fourth quarter of fiscal 2017, the Company sold its indefinite-lived intangible FCC license asset in connection with the sale of the Company's television broadcast station, WWDP(TV).
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

The income tax effects of the Tax Act required the remeasurement of the Company's deferred tax assets and liabilities in accordance with ASC Topic 740.  The Company remeasured its net deferred tax assets and related valuation allowance to reflect the lower corporate tax rate at the end of fiscal 2017. The SEC staff issued Staff Accounting Bulletin No. 118 that allows companies to record provisional estimates of the impacts of the Tax Act during a measurement period of up to one year from the enactment which is similar to the measurement period used when accounting for business combinations.  As reflected in the Company's fiscal 2017 financial statements, the Tax Act did not have an impact on the Company's tax expense or benefit due to the full valuation allowance against the Company's deferred tax assets.
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

(12) Executive and Management Transition Costs
On April 11, 2018, the Company entered into a transition and separation agreement with its Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16, 2018 and he served as a non-officer employee until June 1, 2018. On April 11, 2018, the Company announced the appointment of a new Chief Financial Officer, effective as of April 16, 2018. In conjunction with this executive change as well as other executive and management terminations made during the first six months of fiscal 2018, the Company recorded charges to income totaling $0 and $1,024,000 for the three and six-months ended August 4, 2018, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2018 executive and management transition.
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
Cautionary Statement Concerning Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): variability in consumer preferences, shopping behaviors, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales and sales promotions; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor and shipping relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facilities covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; our ability to respond to changes in consumer shopping patterns and preferences, and changes in technology and consumer viewing patterns; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant events (including disasters, weather events or events attracting significant television coverage) that either cause an interruption of television coverage or that divert viewership from our programming; disruptions in our distribution of our network broadcast to our customers; our ability to protect our intellectual property rights; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; expenses relating to the actions of activist or hostile shareholders; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under “Risk Factors” in our most recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a multiplatform interactive digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience. Evine programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and over-the-air broadcast television stations. Our programming is also streamed live online at evine.com and is available on mobile channels and over-the-top platforms. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
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
Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first six months of fiscal 2018. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the three and six-month periods indicated by product category group. Certain fiscal 2017 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2018 product category groupings.

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net Merchandise Sales by Category
Jewelry & Watches	40%	40%	40%	41%
Home & Consumer Electronics	21%	22%	22%	21%
Beauty & Wellness	21%	17%	20%	17%
Fashion & Accessories	18%	21%	18%	21%
Total	100%	100%	100%	100%
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
Company Strategy
As a multiplatform interactive digital commerce company, our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms.
Our merchandising plan is focused on delivering a balanced assortment of profitable proprietary, exclusive, emerging and name-brand products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling. To enhance the shopping experience for our customers, we will continue to work hard to engage our customers intelligently by leveraging the use of predictive analytics and interactive marketing to drive personalization and relevancy to each experience. In addition, we will continue to find new methods, territories, technologies and channels to distribute our video commerce programming beyond the television screen, including "live on location" entertainment and enhancing our social advertising. We believe these initiatives will position us as a multiplatform interactive digital commerce company that delivers a more engaging and enjoyable customer experience with sales and service that exceed customer expectations.
Program Distribution
Our 24-hour television shopping programs, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes during the six months ended August 4, 2018 and July 29, 2017.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, will ensure that our programming is available wherever and whenever our customers choose to shop.
In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms and alternative distribution methods, including securing a deal in the second quarter of fiscal 2017 to launch our programming on a high definition ("HD") channel in more than 10 million television homes during the second half of 2017.  We believe that our distribution strategy of pursuing additional channels in productive homes already receiving our programming is a more balanced approach to growing our business than merely adding new television homes in untested areas.  We also invested in HD equipment and, starting in the third quarter of fiscal 2017, transitioned to a full HD signal. We believe that having an HD feed of our service provides a better customer experience and allows us to attract new viewers and customers.
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
Our Competition
The digital commerce retail business is highly competitive, and we are in direct competition with numerous retailers, including online retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
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
Summary Results for the Second Quarter of Fiscal 2018
Consolidated net sales for our fiscal 2018 second quarter were approximately $150.8 million compared to $148.9 million for our fiscal 2017 second quarter, which represents a 1.2% increase. We reported operating income of $869,000 and a net loss of $40,000 for our fiscal 2018 second quarter. We had an operating loss of $471,000 and a net loss of $2.0 million for our fiscal 2017 second quarter. The operating and net loss for the fiscal 2017 second quarter included charges relating to executive and management transition costs totaling $572,000.
Consolidated net sales for the first six months of fiscal 2018 were approximately $307.3 million compared to $305.3 million for the first six months of fiscal 2017, which represents a 0.7% increase. We reported an operating loss of $1.1 million and a net loss of $3.0 million for the first six months of fiscal 2018. The operating and net loss for the first six months of fiscal 2018 included charges relating to executive and management transition costs totaling $1.0 million and contract termination costs of $753,000. We reported an operating loss of $1.1 million and a net loss of $5.2 million for the first six months of fiscal 2017. The operating and net loss for the first six months of fiscal 2017 included charges relating to executive and management transition costs totaling $1.1 million. The net loss for the first six months of fiscal 2017 also included a loss on debt extinguishment of $913,000.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	37.7%	37.9%	36.8%	36.9%
Operating expenses:
Distribution and selling	31.8%	32.7%	31.5%	31.9%
General and administrative	4.3%	4.0%	4.3%	3.9%
Depreciation and amortization	1.0%	1.1%	1.0%	1.1%
Executive and management transition costs	—%	0.4%	0.3%	0.3%
	37.1%	38.2%	37.1%	37.2%
Operating income (loss)	0.6%	(0.3)%	(0.3)%	(0.3)%

Key Performance Metrics

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	August 4, 2018	July 29, 2017	Change	August 4, 2018	July 29, 2017	Change
Merchandise Metrics
Gross margin %	37.7%	37.9%	(20) bps	36.8%	36.9%	(10) bps
Net shipped units (in thousands)	2,462	2,423	2%	4,934	5,003	(1)%
Average selling price	$55	$55	—%	$56	$54	4%
Return rate	18.7%	19.1%	(40) bps	18.8%	19.0%	(20) bps
Digital net sales % (a)	52.6%	48.1%	450 bps	52.8%	49.4%	340 bps
Total Customers - 12 Month Rolling (in thousands)	1,255	1,377	(9)%	N/A	N/A
(a) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2018 second quarter increased 2% from the prior year comparable quarter to approximately 2.5 million. For the six months ended August 4, 2018, net shipped units decreased 1% from the prior year comparable period to 4.9 million. The increase in net shipped units during the second quarter of fiscal 2018 was driven primarily by an increase in consolidated net sales, specifically our beauty & wellness product category. The decrease in net shipped units during the first six months of fiscal 2018 was primarily driven by offering a higher average selling price ("ASP") assortment in our jewelry & watches and home & consumer electronics categories, partially offset by an increase in consolidated net sales.
Average Selling Price
The ASP per net unit was $55 in the second quarters of fiscal 2018 and fiscal 2017. For the six months ended August 4, 2018, the ASP was $56, a 4% increase from the prior year comparable period. The increase in the year-to-date ASP was primarily driven by ASP increases in our jewelry & watches and home & consumer electronics product categories.
Return Rates
For the three months ended August 4, 2018, our return rate was 18.7% compared to 19.1% for the comparable prior year quarter, a 40 basis point decrease. For the six months ended August 4, 2018, our return rate was 18.8% compared to 19.0% for the comparable prior year period, a 20 basis point decrease. These decreases in the return rates were driven primarily by lower return rates experienced in our beauty & wellness and jewelry & watches product categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 9% over the prior year to approximately 1.3 million. The decrease was driven by a reduction in new customers over the prior year. Our loyal customer group remains strong and is driving growth in purchase frequency, average spend and lifetime value. During the second quarter of fiscal 2018, total customers who have made a purchase during the quarter decreased 3% over the prior year comparable quarter.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2018 second quarter were approximately $150.8 million as compared with $148.9 million for the comparable prior year quarter, a 1.2% increase. Consolidated net sales, inclusive of shipping and handling revenue, for the first six months ended August 4, 2018 were approximately $307.3 million as compared with $305.3 million for the comparable prior year period, a 0.7% increase.
The increase in quarterly consolidated net sales was driven primarily by our beauty & wellness product category, partially offset by decreases in our fashion & accessories and home & consumer electronics product categories. Beauty & wellness increased during the second quarter as a result of increased productivity, an increase in airtime and growth in subscription sales. The decreases in fashion & accessories and home & consumer electronics resulted from a reduction in airtime and decreased productivity in our fashion & accessories category. The increase in year-to-date consolidated net sales was driven primarily by our beauty & wellness product category, partially offset by decreases in our fashion & accessories and jewelry & watches categories and a decrease in our shipping and handling revenue. Beauty & wellness increased during the first six months as a result of increased productivity, an increase in airtime and growth in subscription sales. The decrease in the fashion & accessories category was primarily driven by decreased productivity. Jewelry & watches decreased during the first six months as a result of a shift in airtime from our watches category into our beauty & wellness and other categories. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 52.6% and 52.8% compared to 48.1% and 49.4% for the second quarter and first six months of fiscal 2018 compared to fiscal 2017. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the periods was driven by our improved digital marketing initiatives and an enhanced responsive customer experience on mobile devices. Our mobile penetration increased to 55.7% and 52.5% of total digital orders in the second quarter and first six months of fiscal 2018 versus 49.4% and 48.7% of total digital orders for the comparable prior year periods.
Gross Profit
Gross profit for the second quarter of fiscal 2018 was $56.9 million, an increase of $390,000, or 0.7%, compared to the second quarter of fiscal 2017. Gross profit for the first six months ended August 4, 2018 was $113.1 million, an increase of $359,000, or 0.3%, compared to the first six months ended July 29, 2017. The increase in gross profit during the second quarter and first six months of fiscal 2018 was primarily driven by the increase in net sales, partially offset by lower gross profit percentages experienced and costs incurred during the first quarter for contract termination costs of $753,000. Gross margin percentages for the second quarters of fiscal 2018 and fiscal 2017 were 37.7% and 37.9%, a 20 basis point decrease. The decrease in the gross margin percentage reflects decreased margin rates, specifically in our fashion & accessories, home & consumer electronics and jewelry product categories, partially offset by a shift in product mix from consumer electronics in favor of our beauty & wellness product category, which has higher margin percentages. Gross margin percentages for the first six months of fiscal 2018 and fiscal 2017 were 36.8% and 36.9%, a 10 basis point decrease. The decrease in the gross margin percentage reflects the contract termination costs, partially offset by increased margin rates, specifically in our beauty & wellness product category.
Operating Expenses
Total operating expenses for the fiscal 2018 second quarter were approximately $56.0 million compared to $57.0 million for the comparable prior year period, a decrease of 1.7%. Total operating expenses for the six months ended August 4, 2018 were approximately $114.2 million compared to $113.8 million for the comparable prior year period, an increase of 0.3%. Total operating expenses as a percentage of net sales were 37.1% and 37.1%, compared to 38.2% and 37.2% during the second quarters and first six months of fiscal 2018 and fiscal 2017. Total operating expenses for the fiscal 2017 second quarter included executive and management transition costs of $572,000. Total operating expenses for the six months ended August 4, 2018 included executive and management transition costs of $1.0 million, while total operating expenses for the six months ended July 29, 2017 included executive and management transition costs of $1.1 million. Excluding executive and management transition costs, total operating expenses as a percentage of net sales for the second quarter and first six months of fiscal 2018 were 37.1% and 36.8%, compared to 37.8% and 36.9% for fiscal 2017.
Distribution and selling expense decreased $729,000, or 1.5%, to $48.0 million, or 31.8% of net sales during the fiscal 2018 second quarter compared to $48.7 million, or 32.7% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due in part to decreased variable costs of $1.2 million, decreased software service fees of $153,000, decreased online selling and search fees of $147,000 and decreased share-based compensation expense of $107,000. The decrease in distribution and selling expense was partially offset by increased accrued incentive compensation of $736,000 and increased program distribution expense of $246,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $971,000 and decreased variable fulfillment and customer service salaries and wages of $318,000, partially offset by increased customer services telecommunications service expense of $133,000. Total variable expenses during the second quarter of fiscal 2018 were approximately 8.9% of total net sales versus 9.8% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the second quarter of fiscal 2018 is primarily due to a decrease in bad debt expense and improved efficiencies at our fulfillment center.
Distribution and selling expense decreased $572,000, or 0.6%, to $96.8 million, or 31.5% of net sales during the six months ended August 4, 2018 compared to $97.4 million, or 31.9% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first six months due in part to decreased variable costs of $1.6 million, decreased software service fees of $251,000, decreased production expenses of $210,000 and decreased online selling and search fees of $100,000. The decrease in distribution and selling expense was partially offset by increased salaries and benefits of $538,000, increased accrued incentive compensation of $1.1 million and increased program distribution expense of $356,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $1.2 million and decreased variable fulfillment and customer service salaries and wages of $595,000, partially offset by increased customer services telecommunications service expense of $189,000. Total variable expenses during the first six months of fiscal 2018 were approximately 9.1% of total net sales versus 9.7% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the first six months of fiscal 2018 is primarily due to a decrease in bad debt expense, an increase in our ASP and improved efficiencies at our fulfillment center.
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
General and administrative expense for the fiscal 2018 second quarter increased $509,000, or 8%, to $6.5 million or 4.3% of net sales, compared to $6.0 million or 4.0% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the second quarter primarily as a result of increased salaries and accrued incentive compensation of $188,000. The increase was also due to a legal settlement received of $244,000 in the second quarter of fiscal 2017. For the six months ended August 4, 2018, general and administrative expense increased $1.2 million, or 10.3%, to $13.2 million or 4.3% of net sales, compared to $12.0 million or 3.9% of net sales for the comparable prior year fiscal period. For the six months ended August 4, 2018, general and administrative expense increased primarily as a result of increased incentive compensation of $511,000, increased professional fees of $168,000, and increased share-based compensation expense of $93,000. The increase was also due to a legal settlement received of $244,000 during the six months ended July 29, 2017.
Depreciation and amortization expense for the fiscal 2018 second quarter decreased $158,000, or 9%, to $1.5 million compared to $1.7 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended August 4, 2018 and July 29, 2017 was 1.0% and 1.1%. The decrease in the quarterly depreciation and amortization expense was primarily due to decreased depreciation expense of $158,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year. Depreciation and amortization expense for the six months ended August 4, 2018 decreased $222,000, or 7%, to $3.1 million compared to $3.3 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the six months ended August 4, 2018 and July 29, 2017 was 1.0% and 1.1%. The decrease in depreciation and amortization expense for the six months ended August 4, 2018 was primarily due to decreased depreciation expense of $222,000 as a result of a reduction in our non-fulfillment depreciable asset base year over year.
Operating Income (Loss)
For the fiscal 2018 second quarter, we reported operating income of approximately $869,000 compared to an operating loss of $471,000 for the fiscal 2017 second quarter, representing a $1.3 million improvement. For the six months ended August 4, 2018, we reported an operating loss of approximately $1.1 million, representing an operating loss increase of $26,000 compared to the prior year period. For the second quarter of fiscal 2018, our operating income improved primarily as a result of a decrease in distribution and selling expense, a decrease in executive and management transition costs, an increase in gross profit and a decrease in depreciation and amortization expense, partially offset by an increase in general and administrative expense. For the first six months of fiscal 2018, our operating loss increased primarily as a result of an increase in general and administrative expense, largely offset by a decrease in distribution and selling expense, an increase in gross profit, which included contract termination costs of $753,000, a decrease in depreciation and amortization expense, and a decrease in executive and management transition costs.
Net Loss
For the fiscal 2018 second quarter, we reported a net loss of $40,000 or $0.00 per share on 66,009,117 weighted average basic common shares outstanding compared with a net loss of $2.0 million or $0.03 per share on 64,091,228 weighted average basic common shares outstanding in the fiscal 2017 second quarter. For the first six months of fiscal 2018, we reported a net loss of approximately $3.0 million or $0.05 per share on 65,685,034 weighted average basic common shares outstanding compared with a net loss of $5.2 million or $0.08 per share on 62,504,868 weighted average basic common shares outstanding in the first six months of fiscal 2017. Net loss for the second quarter of fiscal 2018 includes interest expense of $898,000. Net loss for the second quarter of fiscal 2017 includes executive and management transition costs of $572,000 and interest expense of $1.3 million.
Net loss for the first six months of fiscal 2018 includes executive and management transition costs of $1.0 million, contract termination costs of $753,000 and interest expense of $1.9 million. Net loss for the first six months of fiscal 2017 includes executive and management transition costs of $1.1 million, interest expense of $2.8 million and a loss on debt extinguishment of $913,000.
For the second quarters of fiscal 2018 and fiscal 2017, net loss reflects an income tax provision of $20,000 and $209,000. The income tax provision included a non-cash tax charge of $0 and $197,000 for the second quarters of fiscal 2018 and fiscal 2017, relating to changes in our long-term deferred tax liability related to the tax amortization of our previously owned indefinite-lived intangible FCC license asset that was not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining income tax provision for both quarters relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. During the fourth quarter of fiscal 2017, we sold our indefinite-lived intangible FCC license asset in connection with the sale of our television broadcast station, WWDP(TV).
For the first six months of fiscal 2018 and fiscal 2017, net loss reflects an income tax provision of $40,000 and $418,000, which included a non-cash expense charge of $0 and $394,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our previously owned indefinite-lived intangible FCC license asset as discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2018 second quarter was $3.9 million compared with Adjusted EBITDA of $3.5 million for the fiscal 2017 second quarter. For the six-months ended August 4, 2018, Adjusted EBITDA was $7.2 million compared with Adjusted EBITDA of $6.6 million for the comparable prior year period.

A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss	$(40)	$(1,991)	$(3,026)	$(5,187)
Adjustments:
Depreciation and amortization	2,515	2,655	5,135	5,259
Interest income	(9)	(2)	(16)	(4)
Interest expense	898	1,313	1,924	2,808
Income taxes	20	209	40	418
EBITDA (as defined)	$3,384	$2,184	$4,057	$3,294

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (as defined)	$3,384	$2,184	$4,057	$3,294
Adjustments:
Executive and management transition costs	—	572	1,024	1,078
Contract termination costs	—	—	753	—
Loss on debt extinguishment	—	—	—	913
Non-cash share-based compensation expense	538	746	1,358	1,267
Adjusted EBITDA (a)	$3,922	$3,502	$7,192	$6,552
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

Financial Condition, Liquidity and Capital Resources
As of August 4, 2018, we had cash of $28.1 million and had restricted cash equivalents of $450,000. Our restricted cash equivalents are generally restricted for a period ranging from 30 to 60 days. In addition, under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As our unused line availability is greater than $10 million at August 4, 2018, no additional cash is required to be restricted. As of February 3, 2018, we had cash of $23.9 million and had restricted cash and cash equivalents of $450,000. For the first six months of fiscal 2018, working capital decreased $6.1 million to $95.3 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 2.0 at August 4, 2018 and 2.1 at February 3, 2018.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of August 4, 2018, we had cash of $28.1 million and additional borrowing capacity of $23.3 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through July 27, 2018, the "PNC Credit Facility") with PNC, as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and subsequently to pay down our GACP Term Loan (as defined below). The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. On July 27, 2018, we entered into the Tenth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $5,821,000, extended the term of the PNC Credit Facility from March 21, 2022 to July 27, 2023, and decreased the interest rate margins. The term loan increase was used to reduce borrowings under the revolving line of credit.
All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.
The revolving line of credit under the PNC Credit Facility bears interest at either a Base Rate or LIBOR plus a margin consisting of between 1% and 2% on Base Rate advances and 2% and 3% on LIBOR advances based on our trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in our financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3% on Base Rate term loans and 3% to 4% on LIBOR Rate term loans based on our leverage ratio measured annually as demonstrated in our audited financial statements.
As of August 4, 2018, we had borrowings of $49.9 million under our revolving line of credit. As of August 4, 2018, the term loan under the PNC Credit Facility had $19.0 million outstanding, of which $2.7 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of August 4, 2018 was approximately $23.3 million, which provided liquidity for working capital and general corporate purposes. In addition, as of August 4, 2018, our unrestricted cash plus unused line availability was $51.4 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
Principal borrowings under the modified term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year.
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
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, we fully retired our term loan with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. We recorded a loss on debt extinguishment of $913,000 during the first six months of fiscal 2017 for the portion of debt extinguished on March 21, 2017. The loss on debt extinguishment for the first six months of fiscal 2017 includes early termination and lender fees of $199,000 and a write-off of unamortized debt issuance costs of $714,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt.
Sale of Boston Television Station, WWDP
On August 28, 2017, we entered into two agreements with unrelated parties to sell our Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13.5 million. During the fiscal 2017 fourth quarter, we closed on an asset purchase agreement to sell substantially all of the assets primarily related to our television broadcast station, WWDP(TV), Norwell, Massachusetts. We used the proceeds received from the transaction to pay off the remaining amounts due under the GACP Term Loan, with the remaining proceeds used for general working capital purposes. As of August 4, 2018, $667,000 of the sales price remained in escrow pending WWDP(TV) being carried by certain distribution carriers. We have not recorded any additional gain relating to the remaining escrow amount and will not record the remaining gain until the contingency is resolved.
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
For the six months ended August 4, 2018, net cash provided by operating activities totaled $13.5 million compared to net cash provided by operating activities of approximately $6.3 million for the comparable fiscal 2017 period. Net cash provided by operating activities for the fiscal 2018 and 2017 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of deferred financing costs, loss on debt extinguishment and long-term deferred income taxes. In addition, net cash provided by operating activities for the six months ended August 4, 2018 reflects decreases in accounts receivable and inventories, partially offset by an increase in prepaid expenses and other and a decrease in accounts payable and accrued liabilities.
Accounts receivable decreased during the first six months of fiscal 2018 as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories decreased primarily as a result of disciplined management of overall working capital components commensurate with sales. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2018 primarily due to a decrease in accrued inventory as a result of the timing of payments made to vendors and lower inventory levels, a decrease in accrued cable distribution fees due to timing of payments, and a decrease in freight payables, The accounts payable and accrued liabilities decrease was partially offset by an increase in our merchandise return reserve, which resulted from the adoption of Revenue from Contracts with Customers, Topic 606 (ASU 2014-09), whereby estimated merchandise returns are presented as both an asset (equal to the inventory value expected to be returned) and a corresponding return liability (equal to the full amount expected to be refunded). Under legacy accounting practice, the estimated merchandise returns liability was presented on a net basis. Prepaid expenses and other increased primarily as a result of the adoption of ASU 2014-09 (as described above), whereby an asset is now presented for the estimated inventory fair value expected to be returned.
Net cash used for investing activities totaled $4.1 million for the first six months of fiscal 2018 compared to net cash used for investing activities of $6.3 million for the comparable fiscal 2017 period. For the six months ended August 4, 2018 and July 29, 2017, expenditures for property and equipment were approximately $4.1 million and $6.3 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the upgrades in our customer service call routing technology, development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, including high definition equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash used for financing activities totaled $5.2 million for the six months ended August 4, 2018 and related primarily to principal payments on the PNC revolving loan of $121.4 million, principal payments on our PNC term loan of $969,000, tax payments for restricted stock unit issuances of $127,000 and payments for deferred financing costs of $58,000, partially offset by proceeds from the PNC revolving loan of $111.4 million, proceeds from the PNC term loan of $5.8 million and proceeds from the exercise of stock options of $111,000. Net cash used for financing activities totaled $10.7 million for the six months ended July 29, 2017 and related primarily to principal payments on the PNC revolving loan of $14.9 million, principal payments on term loans of $11.1 million, payments for the repurchase of common stock of $5.1 million, payments for common stock issuance costs of $357,000, payments for deferred financing costs of $220,000, payments for debt extinguishment costs of $199,000 and tax payments for restricted stock unit issuances of $37,000, partially offset by proceeds from the PNC revolving loan of $10.5 million, proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $4.6 million and proceeds from the exercise of stock options of $29,000.

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
One of our primary independent shipping companies, United Parcel Services, Inc. ("UPS"), is currently in the process of negotiating a new collective bargaining agreement and reached a tentative agreement in July 2018. The collective bargaining agreement was extended past its expiration of July 31, 2018 to finalize negotiations. Any strike, work stoppage or slowdown at UPS could cause significant delays in our product shipments, a loss of sales and/or an increase in delivery costs.
If the implementation and installation of new customer call routing technology were to be delayed or not be successful, we could experience disruptions in our; call centers, order capture operations, and communications with our customers, which could materially and adversely impact our sales and overall operating results.
We are implementing and installing a new call routing technology, which includes interactive voice response, call routing, queuing and parking, and workforce management. The new system is currently expected to be phased in during the third quarter of fiscal 2018. As we transition and implement our upgraded customer call routing technology, risks related to a delayed or problematic implementation could include the following: extended customer wait times, reduced customer orders, dropped calls, a poor customer experience and an increase in our customer service expenses due to inefficient workforce management. If the implementation and installation of our upgraded call routing technology were to be delayed or not be successful, it could have a negative impact on our customer service reputation, among other things. For these reasons, any delays in the implementation or installation of this upgrade could materially and adversely impact our sales and overall operating results.
Trade policies, tariffs, tax or other government regulations that increase the effective price of products manufactured in China or other countries and imported into the United States could have a material adverse effect on our business.
A material percentage of the products that we offer on our television programming and our website are imported by us or our vendors, from China and other countries. Uncertainty with respect to trade policies, tariffs, tax and government regulations affecting trade between the United States, China and other countries has recently increased. Many of our vendors source a large percentage of the products we sell from China and other countries. Major developments in trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our financial results and business.
We will be required to collect and remit sales taxes in more states and we may be subject to claims for potential uncollected amounts.
On June 21, 2018, the United States Supreme Court issued a ruling in the South Dakota v. Wayfair, Inc. case which dramatically increased the ability of states to impose sales tax collection responsibilities on remote sellers, including the Company. As a result of this new ruling, the Company will now be required to collect sales tax in any state which passes legislation requiring out of state retailers to collect sales tax even where they have no physical nexus. Adding sales tax to our transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to retroactively collect taxes under an "economic nexus" threshold where we currently are not collecting could result in substantial tax liabilities for past sales, as well as penalties and interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Dividends
We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in Note 6 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1	Employment Offer Letter, dated May 29, 2018, by and between the Registrant and Anne Martin-Vachon	Incorporated by reference (4)

10.2	EVINE Live Inc. 2011 Omnibus Incentive Plan, as amended April 23, 2018	Incorporated by reference (5)

10.3
Tenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated July 27, 2018, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Filed herewith

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2018, File No. 001-37495

(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2018, File No. 001-37495

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVINE Live Inc.
September 7, 2018	/s/ ROBERT J. ROSENBLATT
Robert J. Rosenblatt
Chief Executive Officer (Principal Executive Officer)

September 7, 2018	/s/ DIANA G. PURCEL
Diana G. Purcel
Executive Vice President, Chief Financial Officer (Principal Financial Officer)