Form 10-Q
period 2018-11-03
EVINE Live Inc.
filed 2018-12-07
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 3, 2018, there were 67,880,512 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
November 3, 2018

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 3, 2018	February 3, 2018
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$23,528	$23,940
Restricted cash equivalents	450	450
Accounts receivable, net	74,142	96,559
Inventories	86,034	68,811
Prepaid expenses and other	8,185	5,344
Total current assets	192,339	195,104
Property and equipment, net	52,029	52,048
Other assets	1,935	2,106
TOTAL ASSETS	$246,303	$249,258
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,604	$55,614
Accrued liabilities	45,445	35,646
Current portion of long term credit facility	2,714	2,326
Deferred revenue	35	35
Total current liabilities	105,798	93,621
Other long term liabilities	60	68
Long term credit facility	66,375	71,573
Total liabilities	172,233	165,262
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 99,600,000 shares authorized; 66,363,845 and 65,290,458 shares issued and outstanding	664	653
Additional paid-in capital	441,357	439,111
Accumulated deficit	(367,951)	(355,768)
Total shareholders' equity	74,070	83,996
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$246,303	$249,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(In thousands, except share and per share data)
Net sales	$131,714	$150,212	$439,018	$455,504
Cost of sales	84,559	92,918	278,738	285,444
Gross profit	47,155	57,294	160,280	170,060
Operating expense:
Distribution and selling	47,328	48,501	144,173	145,918
General and administrative	6,214	6,779	19,454	18,786
Depreciation and amortization	1,587	1,475	4,681	4,791
Executive and management transition costs	408	893	1,432	1,971
Total operating expense	55,537	57,648	169,740	171,466
Operating loss	(8,382)	(354)	(9,460)	(1,406)
Other income (expense):
Interest income	12	6	28	10
Interest expense	(767)	(1,158)	(2,691)	(3,966)
Loss on debt extinguishment	—	(221)	—	(1,134)
Total other expense, net	(755)	(1,373)	(2,663)	(5,090)
Loss before income taxes	(9,137)	(1,727)	(12,123)	(6,496)
Income tax (provision) benefit	(20)	624	(60)	206
Net loss	$(9,157)	$(1,103)	$(12,183)	$(6,290)
Net loss per common share	$(0.14)	$(0.02)	$(0.18)	$(0.10)
Net loss per common share — assuming dilution	$(0.14)	$(0.02)	$(0.18)	$(0.10)
Weighted average number of common shares outstanding:
Basic	66,351,835	65,191,367	65,907,301	63,400,368
Diluted	66,351,835	65,191,367	65,907,301	63,400,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Three Months Ended November 3, 2018	(In thousands, except share data)
BALANCE, August 4, 2018	66,287,786	$663	$440,469	$(358,794)	$82,338
Net loss	—	—	—	(9,157)	(9,157)
Common stock issuances pursuant to equity compensation plans	76,059	1	66	—	67
Share-based payment compensation	—	—	822	—	822
BALANCE, November 3, 2018	66,363,845	$664	$441,357	$(367,951)	$74,070
For the Nine Months Ended November 3, 2018
BALANCE, February 3, 2018	65,290,458	$653	$439,111	$(355,768)	$83,996
Net loss	—	—	—	(12,183)	(12,183)
Common stock issuances pursuant to equity compensation plans	1,073,387	11	40	—	51
Share-based payment compensation	—	—	2,206	—	2,206
BALANCE, November 3, 2018	66,363,845	$664	$441,357	$(367,951)	$74,070
For the Three Months Ended October 28, 2017
BALANCE, July 29, 2017	65,220,233	652	437,449	(361,098)	77,003
Net loss	—	—	—	(1,103)	(1,103)
Common stock issuances pursuant to equity compensation plans	40,998	1	18	—	19
Share-based payment compensation	—	—	790	—	790
BALANCE, October 28, 2017	65,261,231	$653	$438,257	$(362,201)	$76,709
For the Nine Months Ended October 28, 2017
BALANCE, January 28, 2017	65,192,314	$652	$436,962	$(355,911)	$81,703
Net loss	—	—	—	(6,290)	(6,290)
Repurchases of common stock	(4,400,000)	(44)	(5,011)	—	(5,055)
Common stock issuances pursuant to equity compensation plans	360,644	4	7	—	11
Share-based payment compensation	—	—	2,057	—	2,057
Common stock and warrant issuance	4,108,273	41	4,242	—	4,283
BALANCE, October 28, 2017	65,261,231	$653	$438,257	$(362,201)	$76,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month
	Periods Ended
	November 3, 2018	October 28, 2017
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(12,183)	$(6,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,667	7,710
Share-based payment compensation	2,180	2,057
Amortization of deferred revenue	(27)	(51)
Amortization of deferred financing costs	159	301
Loss on debt extinguishment	—	1,134
Deferred income taxes	—	(266)
Changes in operating assets and liabilities:
Accounts receivable, net	22,417	14,817
Inventories	(17,197)	(6,876)
Prepaid expenses and other	(2,841)	257
Accounts payable and accrued liabilities	10,969	(6,085)
Net cash provided by operating activities	11,144	6,708
INVESTING ACTIVITIES:
Property and equipment additions	(6,681)	(8,794)
Proceeds from the sale of assets	—	2,500
Net cash used for investing activities	(6,681)	(6,294)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	177,100	51,100
Proceeds of term loans	5,821	6,000
Proceeds from exercise of stock options	181	53
Proceeds from issuance of common stock and warrants	—	4,628
Payments on revolving loan	(186,100)	(51,100)
Payments on term loans	(1,647)	(14,352)
Payments for restricted stock issuance	(130)	(42)
Payments for deferred financing costs	(96)	(258)
Payments on capital leases	(4)	—
Payments for repurchases of common stock	—	(5,055)
Payments for common stock issuance costs	—	(452)
Payments for debt extinguishment costs	—	(249)
Net cash used for financing activities	(4,875)	(9,727)
Net decrease in cash and restricted cash equivalents	(412)	(9,313)
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	24,390	33,097
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$23,978	$23,784
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,386	$3,728
Income taxes paid	$14	$35
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$1,026	$272
Common stock issuance costs included in accrued liabilities	$—	$14
Equipment acquired through capital lease obligations	$30	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 3, 2018
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a multiplatform interactive video and digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Evine programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and over-the-air broadcast television stations. Evine programming is also streamed live online at evine.com and is available on mobile channels and over-the-top platforms.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 3, 2018 has been derived from the Company's audited financial statements for the fiscal year ended February 3, 2018. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 3, 2018. Operating results for the nine-month period ended November 3, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2017, ended on February 3, 2018, and consisted of 53 weeks. Fiscal 2018 will end February 2, 2019 and will contain 52 weeks. The three and nine month periods ended November 3, 2018 and October 28, 2017 each consisted of 13 and 39 weeks.
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
In November 2016, the Financial Accounting Standards Board issued Statement of Cash Flows, Topic 230: Restricted Cash (ASU 2016-18), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal 2018 and has revised the condensed consolidated statements of cash flows for the nine-month period ended October 28, 2017 to reflect total cash and restricted cash equivalents for each period presented. The following table provides a reconciliation of cash and restricted cash equivalents reported with the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	November 3, 2018	February 3, 2018	October 28, 2017	January 28, 2017
Cash	$23,528,000	$23,940,000	$23,334,000	$32,647,000
Restricted cash equivalents	450,000	450,000	450,000	450,000
Total cash and restricted cash equivalents	$23,978,000	$24,390,000	$23,784,000	$33,097,000
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
In June 2018, the Financial Accounting Standards Board issued Compensation—Stock Compensation, Topic 718 (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees for goods and services. Under the new standard, most of the guidance on payments to nonemployees is now aligned with the requirements for share-based payments granted to employees. Under the new guidance, (i) equity-classified share-based payment awards issued to nonemployees will be measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (ii) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt this standard in the second quarter of fiscal 2018 and there was no impact on the Company's condensed consolidated financial statements since there was no outstanding nonemployee share-based payment awards for which there was unrecognized compensation expense.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued Leases, Topic 842 (ASU 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard in the first quarter of fiscal 2019 using a modified retrospective transition approach to leases existing at, or entered into after, February 3, 2019. Under this transition method, comparative prior periods, including disclosures, will not be restated and a cumulative adjustment will be recognized to the opening balance of retained earnings. Additionally, the Company intends to elect the transition package of practical expedients which, among other things, allows the Company to not reassess historical lease classification. The Company expects to not elect the hindsight practical expedient. The Company is continuing to evaluate the impact of adopting ASU 2016-02 and all related amendments on the Company's consolidated financial statements, financial systems and controls.
In August 2018, the Financial Accounting Standards Board issued Intangibles—Goodwill and Other—Internal-Use Software, Subtopic 350-40 (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The new standard can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adopting the new accounting standard will have on its consolidated financial statements.

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
The impact of the new revenue standard adoption on our condensed consolidated statements of operations was as follows (in thousands):

	For the Three-Month Period Ended November 3, 2018			For the Nine-Month Period Ended November 3, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change	As Reported	Balance without adoption of ASC 606	Effect of Change
Net sales	$131,714	$131,516	$198	$439,018	$438,209	$809
Cost of sales	84,559	84,414	145	278,738	278,069	669
Operating expense:
Distribution and selling	47,328	47,275	53	144,173	144,033	140
Net loss	(9,157)	(9,157)	—	(12,183)	(12,183)	—
As of November 3, 2018, the Company recorded a merchandise return liability of $6,941,000, included in accrued liabilities, and a right of return asset of $3,560,000, included in other current assets. As of February 3, 2018, the Company had approximately $3,544,000 reserved for future merchandise returns included in accrued liabilities, which represents the net margin obligation recorded under the previous revenue guidance.
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience.
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
As of November 3, 2018, approximately $77,000 is expected to be recognized from remaining performance obligations within the next 3 years. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $9,000 for the three-month periods ended November 3, 2018 and October 28, 2017 and $27,000 and $51,000 for the nine-month periods ended November 3, 2018 and October 28, 2017.
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
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of November 3, 2018 and February 3, 2018, the Company had approximately $66,944,000 and $88,452,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $8,724,000 and $6,008,000. The increase in the total reserve as a percentage of receivables is primarily due to the Company's recently extended active collections cycle, whereby the Company is pursuing collection for a longer period prior to selling the receivables. This change in the Company's collection cycle has been yielding a higher total recovery rate.
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
As of November 3, 2018 and February 3, 2018, the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the condensed consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of November 3, 2018 and February 3, 2018, the Company also had a long-term variable rate PNC Credit Facility, classified as Level 2, with carrying values of $69,089,000 and $73,899,000. As of November 3, 2018 and February 3, 2018, $2,714,000 and $2,326,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on its carrying value, due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(5) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	November 3, 2018		February 3, 2018
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(460,000)	$1,786,000	$(336,000)

Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $41,000 for the three-month periods ended November 3, 2018 and October 28, 2017 and $124,000 for the nine-month periods ended November 3, 2018 and October 28, 2017. Estimated amortization expense is $165,000 for fiscal 2018 and each fiscal year through fiscal 2020, $157,000 for fiscal 2021 and $96,000 for fiscal 2022.
Sale of Boston Television Station, WWDP and FCC Broadcast License
On August 28, 2017, the Company entered into two agreements with unrelated parties to sell its Boston television station, WWDP, including the Company's FCC broadcast license, for an aggregate of $13,500,000. During the fiscal 2017 fourth quarter, the Company closed on the asset purchase agreement to sell substantially all the assets primarily related to its television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), which included an intangible FCC broadcasting license asset. As of November 3, 2018, $667,000 of the sales price remained in escrow pending the Station being carried by certain distribution carriers. The Company has not recorded any additional gain relating to the remaining escrow amount and will not record the remaining gain until the contingency is resolved.

(6) Credit Agreements
The Company's long-term credit facility consists of:

	November 3, 2018	February 3, 2018
PNC revolving loan due July 27, 2023, principal amount	$50,900,000	$59,900,000

PNC term loan due July 27, 2023, principal amount	18,321,000	14,148,000
Less unamortized debt issuance costs	(132,000)	(149,000)
PNC term loan due July 27, 2023, carrying amount	18,189,000	13,999,000

Total long-term credit facility	69,089,000	73,899,000
Less current portion of long-term credit facility	(2,714,000)	(2,326,000)
Long-term credit facility, excluding current portion	$66,375,000	$71,573,000
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
As of November 3, 2018, the Company had borrowings of $50.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of November 3, 2018 was approximately $20.5 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's GACP Term Loan and reduce its revolving credit facility borrowings. As of November 3, 2018, there was approximately $18.3 million outstanding under the PNC Credit Facility term loan of which $2.7 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before July 27, 2019, 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of November 3, 2018, the imputed effective interest rate on the PNC term loan was 6.1%.
Interest expense recorded under the PNC Credit Facility was $766,000 and $2,688,000 for the three and nine-month periods ended November 3, 2018 and $934,000 and $3,076,000 for the three and nine-month periods ended October 28, 2017.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. As the Company's unused line availability was greater than $10.0 million at November 3, 2018, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of November 3, 2018, the Company's unrestricted cash plus unused line availability was $44.0 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit was $609,000 and $656,000 as of November 3, 2018 and February 3, 2018 and are included within other assets within the accompanying balance sheet. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, the Company retired its term loan (the "GACP Term Loan") under a credit and security agreement with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. The Company recorded a loss on debt extinguishment of $221,000 and $1,134,000 for the third quarter and first nine months of fiscal 2017. The fiscal 2017 third quarter loss on extinguishment of debt includes early termination and lender fees of $50,000 and a write-off of unamortized debt issuance costs of $171,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt. The loss on extinguishment of debt for the first nine months of fiscal 2017 includes early termination and lender fees of $249,000 and a write-off of unamortized debt issuance costs of $885,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt. Interest expense recorded under the GACP Credit Agreement for the three and nine-month periods ended October 28, 2017 was $219,000 and $880,000.

The aggregate maturities of the Company's long-term credit facility as of November 3, 2018 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2018	$678,000	$—	$678,000
2019	2,488,000	—	2,488,000
2020	2,714,000	—	2,714,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	50,900,000	57,913,000
	$18,321,000	$50,900,000	$69,221,000

(7) Shareholders' Equity
Warrants
As of November 3, 2018, the Company had outstanding warrants to purchase 3,849,365 shares of the Company’s common stock ("Warrants"). The Warrants are fully exercisable and expire five years from the date of grant. The Warrants were issued in connection with private placement securities purchase agreements ("Purchase Agreements"), including the related option exercises, which the Company entered into with certain accredited investors on September 14, 2016. The following table summarizes information regarding Warrants outstanding at November 3, 2018:

Grant Date	Shares of common stock purchasable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	2,976,190	$2.90	September 19, 2021
November 10, 2016	333,873	$3.00	November 10, 2021
January 23, 2017	489,302	$1.76	January 23, 2022
March 16, 2017	50,000	$1.92	March 16, 2022
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $315,000 and $247,000 for the third quarters of fiscal 2018 and fiscal 2017 and $857,000 and $670,000 for the first nine months of fiscal 2018 and fiscal 2017. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of November 3, 2018, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 13,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2018			Fiscal 2017
Expected volatility:	72%			81%
Expected term (in years):	6 years			6 years
Risk-free interest rate:	2.8%	-	3.0%	2.0%	-	2.2%
A summary of the status of the Company’s stock option activity as of November 3, 2018 and changes during the nine months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 3, 2018	3,384,000	$1.64	112,000	$4.86
Granted	2,233,000	$1.02	—	$—
Exercised	(165,000)	$1.10	—	$—
Forfeited or canceled	(507,000)	$1.73	(5,000)	$4.62
Balance outstanding, November 3, 2018	4,945,000	$1.37	107,000	$4.87
Options exercisable at November 3, 2018	1,585,000	$1.86	107,000	$4.87
The following table summarizes information regarding stock options outstanding at November 3, 2018:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	4,945,000	$1.37	8.4	$221,000	4,500,000	$1.40	8.3	$187,000
2004 Incentive:	107,000	$4.87	5.0	$—	107,000	$4.87	5.0	$—
The weighted average grant-date fair value of options granted in the first nine-months of fiscal 2018 and fiscal 2017 was $0.74 and $0.91. The total intrinsic value of options exercised during the first nine-months of fiscal 2018 and fiscal 2017 was $26,000 and $10,000. As of November 3, 2018, total unrecognized compensation cost related to stock options was $1,834,000 and is expected to be recognized over a weighted average period of approximately 2.0 years.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $507,000 and $543,000 for the third quarters of fiscal 2018 and fiscal 2017 and $1,323,000 and $1,387,000 for the first nine-months of fiscal 2018 and fiscal 2017. As of November 3, 2018, there was $2,157,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 1.8 years. The total fair value of restricted stock units vested during the first nine months of fiscal 2018 and fiscal 2017 was $1,189,000 and $392,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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

The Company granted no market-based restricted stock performance units to executives as part of the Company's long-term incentive program during the third quarters of fiscal 2018 and fiscal 2017 and granted 747,000 and 562,000 market-based restricted stock performance units to certain executives during the first nine months of fiscal 2018 and fiscal 2017. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

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
A summary of the status of the Company’s non-vested restricted stock unit activity as of November 3, 2018 and changes during the nine-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Performance Units		Time-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 3, 2018	973,000	$1.55	1,856,000	$1.32	2,829,000	$1.40
Granted	747,000	$1.15	1,243,000	$1.18	1,990,000	$1.17
Vested	—	$—	(1,047,000)	$1.24	(1,047,000)	$1.24
Forfeited	(211,000)	$1.23	(125,000)	$1.36	(336,000)	$1.28
Non-vested outstanding, November 3, 2018	1,509,000	$1.39	1,927,000	$1.28	3,436,000	$1.32

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net loss (a)	$(9,157,000)	$(1,103,000)	$(12,183,000)	$(6,290,000)
Weighted average number of shares of common stock outstanding — Basic	66,351,835	65,191,367	65,907,301	63,400,368
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	66,351,835	65,191,367	65,907,301	63,400,368
Net loss per common share	$(0.14)	$(0.02)	$(0.18)	$(0.10)
Net loss per common share — assuming dilution	$(0.14)	$(0.02)	$(0.18)	$(0.10)
(a) The net loss for the three and nine-month periods ended November 3, 2018 includes costs related to executive and management transition of $408,000 and $1,432,000 and contract termination costs of $0 and $753,000. In addition, the three and nine-month periods ended November 3, 2018 includes business development and expansion costs of $395,000. The net loss for the three and nine-month periods ended October 28, 2017 includes costs related to executive and management transition of $893,000 and $1,971,000 and a loss on debt extinguishment of $221,000 and $1,134,000.
(b) For the three and nine-month periods ended November 3, 2018, there were 817,000 and 454,000 incremental in-the-money potentially dilutive common shares outstanding and -0- for the three and nine-month periods ended October 28, 2017. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(9) Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its interactive video and digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its video commerce television, online website, evine.com, and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then placing their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company. Certain fiscal 2017 product category amounts in the accompanying table have been reclassified to conform to our fiscal 2018 product category groupings.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Jewelry & Watches	$49,417	$53,586	$160,052	$165,359
Home & Consumer Electronics	27,492	34,687	87,200	93,268
Beauty & Wellness	21,174	22,119	76,811	67,741
Fashion & Accessories	21,838	26,468	72,972	84,231
All other (primarily shipping & handling revenue)	11,793	13,352	41,983	44,905
Total	$131,714	$150,212	$439,018	$455,504

(10) Income Taxes
At February 3, 2018, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $321 million, and state NOLs of approximately $260 million which may be available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.
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
For the three and nine month periods ended October 28, 2017, the income tax benefit included a non-cash tax charge of approximately $197,000 and $591,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that was not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. There was no non-cash tax charge related to the tax amortization in fiscal 2018. The income tax benefit for three and nine month periods ended October 28, 2017 also included a net, non-cash benefit of approximately $833,000 generated by a partial reversal of the Company's long-term deferred tax liability relating to the Company's FCC license asset. This deferred tax reversal was the result of a $2,500,000 payment received in October 2017 in connection with the sale of the Company's television broadcast station, WWDP(TV). The Company recognized a tax gain in conjunction with this transaction which was largely offset with the Company's available NOLs.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revised U.S. corporate tax law by, among other things, (i) a reduction in the corporate tax rate to 21% from 35%, (ii) a repeal of the corporate alternative minimum tax (AMT), (iii) changes to tax depreciation for first-year property, (iv) a partial limitation on the deductibility of business interest expense and (v) for losses incurred in tax years beginning after December 31, 2017 the NOL deduction is limited to 80% of taxable income with an indefinite carry forward.
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

(12) Executive and Management Transition Costs
On April 11, 2018, the Company entered into a transition and separation agreement with its Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16, 2018 and he served as a non-officer employee until June 1, 2018. On April 11, 2018, the Company announced the appointment of a new Chief Financial Officer, effective as of April 16, 2018 and on June 7, 2018, the Company announced the appointment of a President, effective as of August 1, 2018. In conjunction with these executive changes as well as other executive and management terminations made during the first nine months of fiscal 2018, the Company recorded charges to income totaling $408,000 and $1,432,000 for the three and nine-months ended November 3, 2018, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2018 executive and management transition.
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

(13) Subsequent Events
On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 1,500,000 restricted shares of the Company's common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a successful skin-care brand with a loyal customer base, that is expected to launch on the Company's television network on or about January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company's television network. The restricted shares will vest in three tranches, including 500,000 on the first business day following the initial appearance of the Serious Skincare brand on the Company's television network and the remaining restricted shares vest in equal amounts on the first and second anniversaries of the initial appearance date.
On November 27, 2018, the Company issued warrants to Fonda, Inc. for 1,500,000 shares of our common stock in connection with and as consideration for entering into a services and trademark licensing agreement between our companies. Under the agreement, the parties plan to develop and market one or more lines of products, including a fitness and wellness lifestyle brand.  Additionally, the agreement identifies Jane Fonda as the primary spokesperson for the brand on our television network. The parties also plan to partner with key retailers to offer a brick & mortar version of the brand.  The warrants will vest as to 125,000 warrant shares on the date of grant with 125,000 of the warrant shares vesting on the first, second and third anniversaries of the date of grant. Those 500,000 warrant shares have an exercise price of $1.05 per share. 1,000,000 of the warrant shares have an exercise price of $3.00 per share. These will vest in full on the date when the dollar volume-weighted average price of our common stock equals or exceeds $3.00 for 30 trading days.

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
Cautionary Statement Concerning Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): variability in consumer preferences, shopping behaviors, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales and sales promotions; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor and shipping relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facility covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; our ability to respond to changes in consumer shopping patterns and preferences, and changes in technology and consumer viewing patterns; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant events (including disasters, weather events or events attracting significant television coverage) that either cause an interruption of television coverage or that divert viewership from our programming; disruptions in our distribution of our network broadcast to our customers; our ability to protect our intellectual property rights; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; expenses relating to the actions of activist or hostile shareholders; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under “Risk Factors” in our most recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a multiplatform interactive video and digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Evine programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and over-the-air broadcast television stations. Our programming is also streamed live online at evine.com and is available on mobile channels and over-the-top platforms. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
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
Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first nine months of fiscal 2018. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the three and nine-month periods indicated by product category group. Certain fiscal 2017 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2018 product category groupings.

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net Merchandise Sales by Category
Jewelry & Watches	41%	39%	40%	40%
Home & Consumer Electronics	23%	25%	22%	23%
Beauty & Wellness	18%	16%	19%	16%
Fashion & Accessories	18%	20%	19%	21%
Total	100%	100%	100%	100%
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
Company Strategy
As a multiplatform interactive video and digital commerce company, our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms.
Our merchandising plan is focused on delivering a balanced assortment of profitable proprietary, exclusive, emerging and name-brand products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling. To enhance the shopping experience for our customers, we will continue to work hard to leverage the use of predictive analytics and interactive marketing to drive personalization and relevancy to each experience. In addition, we will continue to find new methods, territories, technologies and channels to distribute our video commerce programming beyond the television screen, including "live on location" entertainment and enhancing our social advertising. We believe these initiatives will position us as a multiplatform interactive video and digital commerce company that delivers a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations.
Program Distribution
Our 24-hour television shopping programs, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes during the nine months ended November 3, 2018 and October 28, 2017.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.
In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms and alternative distribution methods, including reaching deals to launch our programming on a high definition ("HD") channel in more than two million television homes during the fourth quarter of 2018 and 13 million television homes during fiscal 2017.  We believe that our distribution strategy of pursuing additional channels in productive homes already receiving our programming is a more balanced approach to growing our business than merely adding new television homes in untested areas.  We also invested in HD equipment and, starting in the third quarter of fiscal 2017, transitioned to a full HD signal. We believe that having an HD feed of our service provides a better customer experience and allows us to attract new viewers and customers.
Cable and Satellite Distribution Agreements
We have entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television programming over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the cable operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
Our Competition
The video and digital commerce retail business is highly competitive, and we are in direct competition with numerous retailers, including online retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
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
We anticipate continued competition for viewers and customers, for experienced television shopping and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the video and digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' needs, increasing the lifetime value of our customer base by a combination of growing the number of customers who purchase products from us and maximizing the dollar value of sales profitability per customer.
Summary Results for the Third Quarter of Fiscal 2018
Consolidated net sales for our fiscal 2018 third quarter were approximately $131.7 million compared to $150.2 million for our fiscal 2017 third quarter, which represents a 12% decrease. We reported an operating loss of $8.4 million and a net loss of $9.2 million for our fiscal 2018 third quarter. The operating and net loss for the fiscal 2018 third quarter included charges relating to executive and management transition costs totaling $408,000 and business development and expansion costs totaling $395,000. We had an operating loss of $354,000 and a net loss of $1.1 million for our fiscal 2017 third quarter. The operating and net loss for the fiscal 2017 third quarter included charges relating to executive and management transition costs totaling $893,000. The net loss for the fiscal 2017 third quarter also included a loss on debt extinguishment of $221,000.
Consolidated net sales for the first nine months of fiscal 2018 were approximately $439.0 million compared to $455.5 million for the first nine months of fiscal 2017, which represents a 4% decrease. We reported an operating loss of $9.5 million and a net loss of $12.2 million for the first nine months of fiscal 2018. The operating and net loss for the first nine months of fiscal 2018 included charges relating to executive and management transition costs totaling $1.4 million, contract termination costs of $753,000 and business development and expansion costs totaling $395,000. We reported an operating loss of $1.4 million and a net loss of $6.3 million for the first nine months of fiscal 2017. The operating and net loss for the first nine months of fiscal 2017 included charges relating to executive and management transition costs totaling $2.0 million. The net loss for the first nine months of fiscal 2017 also included a loss on debt extinguishment of $1.1 million.
Business Development and Expansion Costs
During the third quarter of fiscal 2018, we recorded approximately $395,000 of incremental business development and expansion costs relating to start-up costs associated with our new product development division, including costs associated with the opening and launch of Evine’s new satellite office and studio located in Los Angeles, California.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	35.8%	38.1%	36.5%	37.3%
Operating expenses:
Distribution and selling	36.0%	32.2%	32.9%	32.0%
General and administrative	4.7%	4.5%	4.4%	4.1%
Depreciation and amortization	1.2%	1.0%	1.1%	1.1%
Executive and management transition costs	0.3%	0.6%	0.3%	0.4%
	42.2%	38.3%	38.7%	37.6%
Operating loss	(6.4)%	(0.2)%	(2.2)%	(0.3)%

Key Performance Metrics

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Merchandise Metrics
Gross margin %	35.8%	38.1%	(230) bps	36.5%	37.3%	(80) bps
Net shipped units (in thousands)	1,893	2,342	(19)%	6,827	7,345	(7)%
Average selling price	$63	$58	9%	$58	$55	5%
Return rate	19.9%	19.1%	80 bps	19.1%	19.0%	10 bps
Digital net sales % (a)	51.9%	51.5%	40 bps	52.5%	50.8%	170 bps
Total Customers - 12 Month Rolling (in thousands)	1,233	1,350	(9)%	N/A	N/A
(a) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2018 third quarter decreased 19% from the prior year comparable quarter to approximately 1.9 million. For the nine months ended November 3, 2018, net shipped units decreased 7% from the prior year comparable period to 6.8 million. The decrease in net shipped units during the third quarter of fiscal 2018 was driven primarily by a decrease in consolidated net sales and by offering a higher average selling price assortment in our beauty & wellness and jewelry & watches product categories. The decrease in net shipped units during the first nine months of fiscal 2018 was primarily driven by a decrease in consolidated net sales, specifically our fashion & accessories product category, and by offering a higher average selling price assortment in our jewelry & watches and home & consumer electronics categories.
Average Selling Price
The average selling price ("ASP") per net unit was $63 in the third quarter of fiscal 2018, a 9% increase from the prior year quarter. The increase in the third quarter ASP was primarily driven by a mix shift into our jewelry & watches category from our fashion & accessories category and ASP increases in our beauty & wellness and jewelry & watches product categories. For the nine months ended November 3, 2018, the ASP was $58, a 5% increase from the prior year comparable period. The increase in the year-to-date ASP was primarily driven by ASP increases in our jewelry & watches and home & consumer electronics product categories.
Return Rates
For the three months ended November 3, 2018, our return rate was 19.9% compared to 19.1% for the comparable prior year quarter, an 80 basis point increase. For the nine months ended November 3, 2018, our return rate was 19.1% compared to 19.0% for the comparable prior year period, a 10 basis point increase. These increases in the return rates were driven primarily by a sales mix shift out of the home & consumer electronics category into our jewelry & watches category, which has a higher return rate. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 9% over the prior year to approximately 1.2 million. The decrease was driven primarily by a reduction in new customers as compared to the prior year.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2018 third quarter were approximately $131.7 million as compared with $150.2 million for the comparable prior year quarter, a 12% decrease. Consolidated net sales, inclusive of shipping and handling revenue, for the first nine months ended November 3, 2018 were approximately $439.0 million as compared with $455.5 million for the comparable prior year period, a 4% decrease.
The decrease in quarterly consolidated net sales was driven by decreases in all product categories. During the second quarter of fiscal 2018, one of our key brands in the beauty & wellness category chose to leave us. Although we had identified a new marquee beauty brand that we believe can replace our lost brand, the launch of this new brand was delayed and is expected to launch in January 2019. This delayed launch put pressure on our remaining stable of brands which contributed to reduced productivity across all product categories. During the third quarter, net sales from home & consumer electronics decreased as a result of reduced airtime and productivity. Net sales from fashion & accessories and jewelry & watches during the third quarter decreased as a result of reduced productivity and an overall softness experienced in these product categories. The decrease in year-to-date consolidated net sales was driven primarily by decreases in our fashion & accessories, home & consumer electronics and jewelry & watches product categories, partially offset by an increase in our beauty & wellness category.
Consolidated net sales from fashion & accessories decreased as a result of reduced productivity and an overall softness experienced in this product category. Net sales from home & consumer electronics decreased as a result of reduced airtime. Jewelry & watches decreased as a result of reduced airtime and productivity. Beauty & wellness increased during the first nine months as a result of increased productivity, an increase in airtime and growth in subscription sales. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 51.9% and 52.5% for the third quarter and first nine months of fiscal 2018 compared to 51.5% and 50.8% in the comparable periods in fiscal 2017. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the periods was driven by our improved digital marketing initiatives and an enhanced responsive customer experience on mobile devices. Our mobile penetration increased to 55.4% and 53.4% of total digital orders in the third quarter and first nine months of fiscal 2018 versus 51.2% and 49.5% of total digital orders for the comparable prior year periods.
Gross Profit
Gross profit for the third quarter of fiscal 2018 was $47.2 million, a decrease of $10.1 million, or 18%, compared to the third quarter of fiscal 2017. Gross profit for the first nine months ended November 3, 2018 was $160.3 million, a decrease of $9.8 million, or 6%, compared to the first nine months ended October 28, 2017. The decrease in gross profit during the third quarter and first nine months of fiscal 2018 was primarily driven by the decrease in net sales, lower gross profit percentages experienced in most product categories and contract termination costs incurred during the first quarter of $753,000. Gross margin percentages for the third quarters of fiscal 2018 and fiscal 2017 were 35.8% and 38.1%, which represent a 230 basis point decrease. The decrease in the gross margin percentage reflects rate pressure across most product categories as a result of our sales miss and the over-rotation of brands during the quarter. Gross margin percentages for the first nine months of fiscal 2018 and fiscal 2017 were 36.5% and 37.3%, which represent an 80 basis point decrease. The decrease in the gross margin percentage reflects contract termination costs and the over-rotation of brands during the third quarter of fiscal 2018, partially offset by a shift in product mix to our beauty & wellness product category, which has higher margin percentages.

Operating Expenses
Total operating expenses for the fiscal 2018 third quarter were approximately $55.5 million compared to $57.6 million for the comparable prior year period, a decrease of 3.7%. Total operating expenses for the nine months ended November 3, 2018 were approximately $169.7 million compared to $171.5 million for the comparable prior year period, a decrease of 1.0%. Total operating expenses as a percentage of net sales were 42.2% and 38.7%, compared to 38.3% and 37.6% during the third quarters and first nine months of fiscal 2018 and fiscal 2017. Total operating expenses for the fiscal 2018 third quarter included executive and management transition costs of $408,000, while total operating expenses for the fiscal 2017 third quarter included executive and management transition costs of $893,000. Total operating expenses for the nine months ended November 3, 2018 included executive and management transition costs of $1.4 million, while total operating expenses for the nine months ended October 28, 2017 included executive and management transition costs of $2.0 million. Excluding executive and management transition costs, total operating expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2018 were 41.9% and 38.4%, compared to 37.7% and 37.2% for fiscal 2017.
Distribution and selling expense decreased $1.2 million, or 2.4%, to $47.3 million, or 36.0% of net sales during the fiscal 2018 third quarter compared to $48.5 million, or 32.2% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due in part to decreased salaries and benefits of $694,000, decreased variable costs of $467,000, decreased accrued incentive compensation of $364,000 and decreased software service fees of $168,000. The decrease in distribution and selling expense was partially offset by increased production expenses of $352,000 and increased program distribution expense of $172,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $224,000, decreased variable credit card processing fees and bad debt credit expense of $134,000 and decreased customer services telecommunications service expense of $122,000. Total variable expenses during the third quarter of fiscal 2018 were approximately 10.3% of total net sales versus 9.3% of total net sales for the prior year comparable period. Variable expense dollars for the quarter declined as we continue to find efficiencies through process and technology. Variable expense as a percentage of net sales was 10.3% or 100 basis points higher than last year, reflecting the deleveraging of our fulfillment, credit, and customer solution expense categories.
Distribution and selling expense decreased $1.7 million, or 1.2%, to $144.2 million, or 32.9% of net sales during the nine months ended November 3, 2018 compared to $145.9 million, or 32.0% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first nine months due in part to decreased variable costs of $2.1 million, decreased software service fees of $419,000, decreased salaries and benefits of $155,000 and decreased online selling and search fees of $94,000. The decrease in distribution and selling expense was partially offset by increased accrued incentive compensation of $688,000 and increased program distribution expense of $528,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $1.4 million and decreased variable fulfillment and customer service salaries and wages of $819,000. Total variable expenses during the first nine months of fiscal 2018 were approximately 9.5% of total net sales versus 9.6% of total net sales for the prior year comparable period. The decrease in variable expenses as a percentage of net sales during the first nine months of fiscal 2018 is primarily due to a decrease in bad debt expense, an increase in our ASP and improved efficiencies at our fulfillment center.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2018 third quarter decreased $565,000, or 8%, to $6.2 million or 4.7% of net sales, compared to $6.8 million or 4.5% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the third quarter as we continue to more efficiently allocate and leverage our overhead expenses, and was primarily the result of decreased professional fees of $366,000 and decreased salaries and accrued incentive compensation of $302,000, partially offset by increased share-based compensation expense of $76,000. For the nine months ended November 3, 2018, general and administrative expense increased $668,000, or 3.6%, to $19.5 million or 4.4% of net sales, compared to $18.8 million or 4.1% of net sales for the comparable prior year fiscal period. For the nine months ended November 3, 2018, the increase in general and administrative expense was primarily due to a legal settlement received of $244,000 during the nine months ended October 28, 2017. The increase was also due to increased contract labor expense of $194,000 and increased share-based compensation expense of $169,000.
Depreciation and amortization expense for the fiscal 2018 third quarter increased $112,000, or 8%, to $1.6 million compared to $1.5 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended November 3, 2018 and October 28, 2017 was 1.2% and 1.0%. The increase in the quarterly depreciation and amortization expense was primarily due to increased depreciation expense of $112,000 as a result of a net increase in our non-fulfillment depreciable asset base year over year. Depreciation and amortization expense for the nine months ended November 3, 2018 decreased $110,000, or 2%, to $4.7 million compared to $4.8 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the nine months ended November 3, 2018 and October 28, 2017 was 1.1%. The decrease in depreciation and amortization expense for the nine months ended November 3, 2018 was primarily due to decreased depreciation expense of $110,000 as a result of an average net reduction in our non-fulfillment depreciable asset base year over year.
Operating Loss
For the fiscal 2018 third quarter, we reported an operating loss of approximately $8.4 million compared to an operating loss of $354,000 for the fiscal 2017 third quarter. For the nine months ended November 3, 2018, we reported an operating loss of approximately $9.5 million compared to an operating loss of $1.4 million for the first nine months of fiscal 2017. For the third quarter of fiscal 2018, our operating loss increased primarily as a result of a decrease in gross profit and an increase in depreciation and amortization expense, partially offset by decreases in distribution and selling expense, general and administrative expense, and executive and management transition costs. For the first nine months of fiscal 2018, our operating loss increased primarily as a result of a decrease in gross profit, which included contract termination costs of $753,000, and an increase in general and administrative expense, partially offset by decreases in distribution and selling expense, executive and management transition costs, and depreciation and amortization expense.
Net Loss
For the fiscal 2018 third quarter, we reported a net loss of $9.2 million or $0.14 per share on 66,351,835 weighted average basic common shares outstanding compared with a net loss of $1.1 million or $0.02 per share on 65,191,367 weighted average basic common shares outstanding in the fiscal 2017 third quarter. For the first nine months of fiscal 2018, we reported a net loss of approximately $12.2 million or $0.18 per share on 65,907,301 weighted average basic common shares outstanding compared with a net loss of $6.3 million or $0.10 per share on 63,400,368 weighted average basic common shares outstanding in the first nine months of fiscal 2017. The net loss for the third quarter of fiscal 2018 includes executive and management transition costs of $408,000, business development and expansion costs of $395,000 and interest expense of $767,000. The net loss for the third quarter of fiscal 2017 includes executive and management transition costs of $893,000, interest expense of $1.2 million and a loss on debt extinguishment of $221,000.
The net loss for the first nine months of fiscal 2018 includes executive and management transition costs of $1.4 million, contract termination costs of $753,000, business development and expansion costs of $395,000 and interest expense of $2.7 million. The net loss for the first nine months of fiscal 2017 includes executive and management transition costs of $2.0 million, interest expense of $4.0 million and a loss on debt extinguishment of $1.1 million.
For the third quarters of fiscal 2018 and fiscal 2017, the net loss reflects an income tax provision of $20,000 and an income tax benefit of $624,000. The income tax provision for the third quarter of fiscal 2018 included a non-cash tax charge of $0 compared with $197,000 for the third quarter of fiscal 2017, relating to changes in our long-term deferred tax liability related to the tax amortization of our previously owned indefinite-lived intangible FCC license asset that was not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The third quarter of fiscal 2017 income tax benefit also included a non-cash tax benefit of approximately $833,000 generated by a reversal of our long-term deferred tax liability related to the sale of the FCC license. We recognized a tax gain in conjunction with this transaction which was largely offset with our available NOLs, creating an income tax benefit attributable to the reversal of the related long-term deferred tax liability. The remaining income tax provision for both quarters related to state income taxes payable on certain income for which there is no loss carryforward benefit available.
For the first nine months of fiscal 2018 and fiscal 2017, the net loss reflects an income tax provision of $60,000 and an income tax benefit of $206,000, which included a non-cash expense charge of $0 and $591,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our previously owned indefinite-lived intangible FCC license asset as discussed above. The first nine months of fiscal 2017 income tax benefit also includes a non-cash tax benefit of approximately $833,000 generated by a reversal of our long-term deferred tax liability related to the sale of the FCC license as discussed above.
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

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2018 third quarter was $(4.2) million compared with Adjusted EBITDA of $3.8 million for the fiscal 2017 third quarter. For the nine-months ended November 3, 2018, Adjusted EBITDA was $3.0 million compared with Adjusted EBITDA of $10.3 million for the comparable prior year period.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net loss	$(9,157)	$(1,103)	$(12,183)	$(6,290)
Adjustments:
Depreciation and amortization	2,532	2,451	7,667	7,710
Interest income	(12)	(6)	(28)	(10)
Interest expense	767	1,158	2,691	3,966
Income taxes	20	(624)	60	(206)
EBITDA (a)	$(5,850)	$1,876	$(1,793)	$5,170

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$(5,850)	$1,876	$(1,793)	$5,170
Adjustments:
Executive and management transition costs	408	893	1,432	1,971
Contract termination costs	—	—	753	—
Loss on debt extinguishment	—	221	—	1,134
Business development and expansion costs	395	—	395	—
Non-cash share-based compensation expense	822	790	2,180	2,057
Adjusted EBITDA (a)	$(4,225)	$3,780	$2,967	$10,332
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), executive and management transition costs, contract termination costs, loss on debt extinguishment, business development and expansion costs and non-cash share-based compensation expense.
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
Financial Condition, Liquidity and Capital Resources
As of November 3, 2018, we had cash of $23.5 million and had restricted cash equivalents of $450,000. Our restricted cash equivalents are generally restricted for a period ranging from 30 to 60 days. In addition, under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As our unused line availability is greater than $10 million at November 3, 2018, no additional cash is required to be restricted. As of February 3, 2018, we had cash of $23.9 million and had restricted cash equivalents of $450,000. For the first nine months of fiscal 2018, working capital decreased $14.9 million to $86.5 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.8 at November 3, 2018 and 2.1 at February 3, 2018.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of November 3, 2018, we had cash of $23.5 million and additional borrowing capacity of $20.5 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
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
As of November 3, 2018, we had borrowings of $50.9 million under our revolving line of credit. As of November 3, 2018, the term loan under the PNC Credit Facility had $18.3 million outstanding, of which $2.7 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of November 3, 2018 was approximately $20.5 million, which provided liquidity for working capital and general corporate purposes. In addition, as of November 3, 2018, our unrestricted cash plus unused line availability was $44.0 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, we fully retired our term loan with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. We recorded a loss on debt extinguishment of $221,000 and $1.1 million during the third quarter and first nine months of fiscal 2017. The fiscal 2017 third quarter loss on extinguishment of debt includes early termination and lender fees of $50,000 and a write-off of unamortized debt issuance costs of $171,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt. The loss on extinguishment of debt for the first nine months of fiscal 2017 includes early termination and lender fees of $249,000 and a write-off of unamortized debt issuance costs of $885,000, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt.
Sale of Boston Television Station, WWDP
On August 28, 2017, we entered into two agreements with unrelated parties to sell our Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13.5 million. During the fiscal 2017 fourth quarter, we closed on an asset purchase agreement to sell substantially all the assets primarily related to our television broadcast station, WWDP(TV), Norwell, Massachusetts. We used the proceeds received from the transaction to pay off the remaining amounts due under the GACP Term Loan, with the remaining proceeds used for general working capital purposes. As of November 3, 2018, $667,000 of the sales price remained in escrow pending WWDP(TV) being carried by certain distribution carriers. We have not recorded any additional gain relating to the remaining escrow amount and will not record the remaining gain until the contingency is resolved.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. ValuePay remains a cost-effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. We believe that our existing cash balances, together with our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months. As of February 3, 2018, we had contractual cash obligations and commitments, primarily with respect to our cable and satellite agreements and payments required under our PNC Credit Facility and operating leases, totaling approximately $315.0 million over the next five fiscal years.
For the nine months ended November 3, 2018, net cash provided by operating activities totaled $11.1 million compared to net cash provided by operating activities of approximately $6.7 million for the comparable fiscal 2017 period. Net cash provided by operating activities for the fiscal 2018 and 2017 periods reflects the net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of deferred financing costs, loss on debt extinguishment and long-term deferred income taxes. In addition, net cash provided by operating activities for the nine months ended November 3, 2018 reflects a decrease in accounts receivable and an increase in accounts payable and accrued liabilities, partially offset by increases in inventories and prepaid expenses and other.
Accounts receivable primarily decreased during the first nine months of fiscal 2018 as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter and a decrease in sales. Inventories increased as a result of planned purchases in support of our fourth quarter anticipated sales levels and the lower than expected sales during the third quarter of fiscal 2018. We are monitoring our inventory closely as we move through the key holiday season to ensure we have the right balance of new receipts and inventory levels to drive our sales and margin expectations. Accounts payable and accrued liabilities increased during the first nine months of fiscal 2018 primarily due to an increase in inventory payables as a result of higher inventory levels and the timing of payments made to vendors, timing of accrued salaries and an increase in sales tax payable resulting from sales tax collection in new jurisdictions. Accounts payable and accrued liabilities also increased due to an increase in our merchandise return reserve, which resulted from the adoption of Revenue from Contracts with Customers, Topic 606 (ASU 2014-09), whereby estimated merchandise returns are presented as both an asset (equal to the inventory value expected to be returned) and a corresponding return liability (equal to the full amount expected to be refunded). Under legacy accounting practice, the estimated merchandise returns liability was presented on a net basis. The increase in accounts payable and accrued liabilities was partially offset by a decrease in accrued cable distribution fees due to timing of payments. Prepaid expenses and other increased primarily as a result of the adoption of ASU 2014-09 (as described above), whereby an asset is now presented for the estimated inventory fair value expected to be returned.
Net cash used for investing activities totaled $6.7 million for the first nine months of fiscal 2018 compared to net cash used for investing activities of $6.3 million for the comparable fiscal 2017 period. For the nine months ended November 3, 2018 and October 28, 2017, expenditures for property and equipment were approximately $6.7 million and $8.8 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the upgrades in our customer service call routing technology, development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, including high definition equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives. During the first nine months of fiscal 2017, we received $2.5 million relating to a portion of the total sale price of the Boston television station, WWDP.
Net cash used for financing activities totaled $4.9 million for the nine months ended November 3, 2018 and related primarily to principal payments on the PNC revolving loan of $186.1 million, principal payments on our PNC term loan of $1.6 million, tax payments for restricted stock unit issuances of $130,000 and payments for deferred financing costs of $96,000, offset by proceeds from the PNC revolving loan of $177.1 million, proceeds from the PNC term loan of $5.8 million and proceeds from the exercise of stock options of $181,000. Net cash used for financing activities totaled $9.7 million for the nine months ended October 28, 2017 and related primarily to principal payments on the PNC revolving loan of $51.1 million, principal payments on term loans of $14.4 million, payments for the repurchase of common stock of $5.1 million, payments for common stock issuance costs of $452,000, payments for deferred financing costs of $258,000, payments for debt extinguishment costs of $249,000 and tax payments for restricted stock unit issuances of $42,000, offset by proceeds from the PNC revolving loan of $51.1 million, proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $4.6 million and proceeds from the exercise of stock options of $53,000.

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
We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God, and similar factors. Any strike, work stoppage or slowdown at one of our limited number of shipping companies could cause significant delays in our product shipments, a loss of sales and/or an increase in delivery costs.
If the implementation and installation of new customer call routing technology were to be delayed or not be successful, we could experience disruptions in our: call centers, order capture operations, and communications with our customers, which could materially and adversely impact our sales and overall operating results.
We are implementing and installing a new call routing technology, which includes interactive voice response, call routing, queuing and parking, and workforce management. The new system is currently expected to be phased in over the next couple quarters. As we transition and implement our upgraded customer call routing technology, risks related to a delayed or problematic implementation could include the following: extended customer wait times, reduced customer orders, dropped calls, a poor customer experience and an increase in our customer service expenses due to inefficient workforce management. If the implementation and installation of our upgraded call routing technology were to be delayed or not be successful, it could have a negative impact on our customer service reputation, among other things. For these reasons, any delays in the implementation or installation of this upgrade could materially and adversely impact our sales and overall operating results.
Trade policies, tariffs, tax or other government regulations that increase the effective price of products manufactured in China or other countries and imported into the United States could have a material adverse effect on our business.
A material percentage of the products that we offer on our television programming and our website are imported by us or our vendors, from China and other countries. Uncertainty with respect to trade policies, tariffs, tax and government regulations affecting trade between the United States, China and other countries has increased. Many of our vendors source a large percentage of the products we sell from China and other countries. Major developments in trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our financial results and business.
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
The market price of our common stock has experienced a significant decline from which it has not fully recovered. In 2015, the sales price of our common stock, as reported on the Nasdaq Global Market, declined from a high of $6.99 in the first quarter of 2015 to a low of $0.41 in the first quarter of 2016. Most recently, on December 4, 2018, the market price of our common stock, as reported on the Nasdaq Global Market, closed at a price of $0.55 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including in the second half of 2018, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
We may not be able to meet the continued listing requirements in the future, which require, among other things, a minimum bid price of $1.00 per share for our listed common stock. While we would consider implementation of customary options, including a reverse stock split, if our common stock does not trade at the required level that regains compliance, if our efforts are unsuccessful or we are otherwise unable to satisfy the Nasdaq criteria for maintaining our listing, our common stock could be subject to delisting. In the event of a delisting, we could face significant material adverse consequences including: increased difficulty in our shareholders’ ability to dispose of our common stock; a limited availability of market quotations for our common stock; a limited amount of news and analyst coverage for our company; a decrease in the market price of our common stock; a decrease in capital raising alternatives; and a decreased ability to issue additional securities or obtain additional financing in the future.
The Southwest Light Rail Transit construction project adjacent to our headquarters and primary television broadcasting studios could impact our ability to operate, including significant disruptions in our ability to broadcast our live television programing.
The construction of the Southwest Light Rail Transit, a 14.5-mile light rail track from Minneapolis to Eden Prairie, is planned to begin as soon as the fourth quarter of fiscal 2019 and is planned to last through fiscal 2023. Our headquarters and primary television broadcast studios, located in Eden Prairie, Minnesota are adjacent to a section of the planned light rail line.  Construction activities may cause excessive noise, vibrations, or similar impacts that could disrupt our television broadcast programming, broadcasting studio operations, customer service operations, as well as other key functions located in our headquarter location. The potential impacts from this construction project and the ongoing future operations of the light rail could result in a material adverse effect on our operations, net sales and financial performance.
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
It is possible that one or more of our significant brands or vendors could experience financial difficulties, including bankruptcy, be unable to supply us their product or choose to stop doing business with us, such as a major beauty brand who chose to leave our network during the second quarter of fiscal 2018 which had a significant negative effect on our third quarter results. The unanticipated loss of one or a number of our significant brands or vendors, could materially and adversely impact our sales and profitability.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

4.1	Restricted Stock Award Agreement, dated November 23, 2018, in favor of Flageoli Classic Limited, LLC	Incorporated by reference (4)

4.2	Warrant, dated November 27, 2018, in favor of Fonda, Inc. (time vested)	Incorporated by reference (4)

4.3	Warrant, dated November 27, 2018, in favor of Fonda, Inc. (price vested)	Incorporated by reference (4)

4.4	Form of Restricted Stock Award Agreement with vendors	Incorporated by reference (4)

4.5	Form of Restricted Stock Unit Award Agreement with vendors	Incorporated by reference (4)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVINE Live Inc.
December 7, 2018	/s/ ROBERT J. ROSENBLATT
Robert J. Rosenblatt
Chief Executive Officer (Principal Executive Officer)

December 7, 2018	/s/ DIANA G. PURCEL
Diana G. Purcel
Executive Vice President, Chief Financial Officer (Principal Financial Officer)