Form 10-K
period 2019-02-02
EVINE Live Inc.
filed 2019-03-29
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of March 28, 2019, 67,948,665 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 3, 2018, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on August 3, 2018 was approximately $85,549,962. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders deemed to be affiliates under Rule 12b-2 of the Securities Exchange Act of 1934 either by holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant or by having certain contractual relationships with the registrant related to control. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended February 2, 2019 are incorporated by reference in Part III of this annual report on Form 10-K.

EVINE Live Inc.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

February 2, 2019

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
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. Our most recently completed fiscal year, fiscal 2018, ended on February 2, 2019, and consisted of 52 weeks. Fiscal 2017 ended on February 3, 2018 and consisted of 53 weeks. Fiscal 2016 ended on January 28, 2017 and consisted of 52 weeks. Fiscal 2019 will end on February 1, 2020 and will consist of 52 weeks.

A. General
We are a multiplatform interactive video and digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Our programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. Our programming is also streamed live online at evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
Multiplatform Video Commerce Retailing
The primary form of our multiplatform interactive video and digital commerce retail business is our 24-hour television shopping network, Evine, which is the third largest television shopping network in the United States. Our comprehensive online website, evine.com, complements our network with a combination of products featured on TV as well as a strong collection of online-only products. Consolidated net sales, including shipping and handling revenues, totaled $596.6 million, $648.2 million and $666.2 million for fiscal 2018, fiscal 2017 and fiscal 2016. We have several convenient methods for a customer to purchase items, including our toll-free telephone number, directly online, or using mobile devices. Our television programming is primarily produced at our Eden Prairie, Minnesota headquarters facility. We also produce programming remotely on-location during special events and at our new satellite office and studio located in Los Angeles, California, which was launched during the third quarter of fiscal 2018. The programming is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators and over-the-top platforms.
Products and Product Mix
Products sold on our digital commerce platforms include jewelry & watches; home & consumer electronics; beauty & wellness; and fashion & accessories. Historically, jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2018. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the years indicated by product category group. Certain fiscal 2017 and fiscal 2016 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2018 product category groupings.

Net Merchandise Sales by Category	Fiscal 2018	Fiscal 2017	Fiscal 2016
Jewelry & Watches	39%	39%	41%
Home & Consumer Electronics	25%	26%	24%
Beauty & Wellness	19%	17%	17%
Fashion & Accessories	17%	18%	18%
Jewelry & Watches.  We feature a broad assortment of jewelry from fine to fashion, silver to gold, genuine gemstones to simulated diamonds. In addition, we offer an extensive collection of men’s and women’s watches from classic to modern designs.

Home & Consumer Electronics.  We feature home décor, bed and bath textiles, cookware, kitchen electrics, tabletop accessories and home furnishings. Our consumer electronics category offers current technology trends and solutions from some of the world's most recognized brands.
Beauty & Wellness.  Our assortment features a variety of skincare, cosmetics, hair care and bath & body products in addition to supplements and light fitness equipment.
Fashion & Accessories.  We offer fashionable looks that strike a balance between current trends and essentials with an assortment of apparel, outerwear, intimates, handbags, accessories and footwear.

B. Company Strategy
As a multiplatform interactive video and digital commerce company, our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and over-the-top platforms. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships.
Our merchandising plan is focused on delivering a balanced assortment of profitable proprietary, exclusive, emerging and name-brand products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling. To enhance the shopping experience for our customers, we leverage the use of predictive analytics and interactive marketing to drive personalization and relevancy to each experience. In addition, we continuously seek new methods, technologies and channels to distribute our video commerce programming beyond the television screen, including "live on location" entertainment and enhancing our social advertising. We believe these initiatives will position us as a multiplatform interactive video and digital commerce company that delivers a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations.

C. Television Program Distribution and Online Operations
Our television programming continues to be the most significant medium through which we reach our customers, and we believe that our television shopping programs are a key driver of traffic to our evine.com website and mobile platforms. Our online business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our online-based capabilities and mobile presence. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 53.1%, 51.9% and 49.5% in fiscal 2018, fiscal 2017 and fiscal 2016. Our mobile penetration increased to 54.0%, 49.9% and 45.4% of total online sales during fiscal 2018, fiscal 2017 and fiscal 2016.
Television Shopping Network
Satellite Delivery of Programming.  Our television programming is presently distributed via a communications satellite transponder to cable systems and direct-to-home satellite providers. We have a satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our television programming via a satellite that was launched in August 2005. The agreement provides us, under certain circumstances, with preemptible back-up services if satellite transmission is interrupted.
Television Distribution.  We operate under distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television programming over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or our distributors may cancel the agreements prior to their expiration. The distribution agreements generally provide that we will pay each operator a monthly access fee, based on the number of homes receiving our programming, and in some cases marketing support payments. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our programming.
During fiscal 2018, there were approximately 125 million homes in the United States with at least one television set. Of those homes, there were approximately 51 million cable television subscribers, approximately 30 million direct-to-home satellite subscribers and approximately 10 million homes which receive programming through telecommunications companies, such as AT&T and Verizon.

Our 24-hour television shopping networks, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes, or full time equivalent subscribers (“FTEs”), during fiscal 2018, fiscal 2017 and fiscal 2016.
Online Presence
Our website, evine.com, as well as our mobile platform, provide customers with a shop anytime, anywhere experience and offer a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise found only on evine.com. The website includes additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our Evine show hosts and guest personalities. The FCC has required that all full-length television programming redistributed over the internet is captioned, and it is considering requiring captioning of programming segments. We currently provide closed captioning on full-length programming redistributed over the internet and a limited amount of programming segments.
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
We have historically collected sales tax from customers in states where we have physical presence under the principals laid out under the 1993 United States Supreme Court decision in Quill Corporation v. North Dakota and subsequent related state statutes and regulations. We have continually monitored our physical presence activities, and have historically registered to collect sales tax in multiple states and localities as physical activities have expanded. On June 21, 2018, the United States Supreme Court issued its decision in the South Dakota v. Wayfair case, which overturned the Quill Corporation v. North Dakota physical presence standard and allows state and local taxing jurisdictions to impose sales tax collection responsibilities on remote sellers like the Company based solely on making a minimum level of sales into the state. We are monitoring state legislation activities in the wake of South Dakota v. Wayfair that would require us to register to collect sales tax in additional state and local taxing jurisdictions and have complied with new state sales tax legislation as enacted to date.
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

D. Marketing and Merchandising
Television and Online Retailing
Our television and online revenues are generated from sales of merchandise offered through our interactive digital platforms, which includes cable and satellite television, online at evine.com, mobile devices and social media channels. Our television shopping business utilizes live and selected taped television programming 24 hours a day, seven days a week, to create an interactive, entertaining, and engaging experience that brings our merchandise to life through demonstration. Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to attract new customers and optimize margin dollars per minute. Our core video commerce customers – those who interact with our network and transact through television, online and mobile devices – are primarily women between the ages of 45 and 70. We also have a strong presence of male customers of a similar age range.

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
Evine Private Label Consumer Credit Card Program
We have a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers to finance Evine purchases and provides benefits including instant purchase credits, free or reduced shipping promotions throughout the year and promotional low-interest financing on qualifying purchases. We believe use of the Evine credit card furthers customer loyalty. We also believe that the card reduces total credit card expense and reduces the Company’s overall bad debt exposure since Synchrony Financial ("Synchrony"), the issuing bank for the program, bears the risk of non-payment on Evine credit card transactions except those in our ValuePay installment payment program. In July 2017, we extended the Program through 2020 by entering into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony. During fiscal 2018, 2017 and 2016, customer use of the private label consumer credit card accounted for approximately 21%, 21% and 20% of our television and online sales.
Purchasing Terms
We obtain products for our interactive digital commerce businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on more favorable terms due to the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2018, 2017 and 2016, products purchased from one vendor accounted for approximately 14%, 15% and 16% of our consolidated net sales. We believe that we could find alternative products for this vendor’s merchandise assortment if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could negatively impact our sales and earnings.

E. Order Entry, Fulfillment and Customer Service
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
The majority of customer purchases are paid for by credit or debit cards, including our private label credit card discussed above. Purchases and installment charges made with the Evine private label credit card are non-recourse to us, however, we still maintain credit collection risk from the potential inability to collect future ValuePay installments. Our ValuePay program is an interest-free installment payment program which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales in which our customers utilized our ValuePay payment program over the past three fiscal years ranged from 65% to 72%. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of February 2, 2019 and February 3, 2018, we had inventory balances of $65.3 million and $68.8 million. We do not have any material amounts of backlog orders.
Merchandise is shipped to customers by UPS, the United States Postal Service, Federal Express or other recognized carriers. We also have arrangements with certain vendors who drop-ship merchandise directly to our customers after an approved customer order is processed.
We perform our customer service functions primarily at our Eden Prairie, Minnesota and Bowling Green, Kentucky facilities, as well as with our own home-based phone agents.

Our standard return policy allows a 30-day refund period from the date of customer receipt for all customer purchases. Our return rate averaged approximately 19% in fiscal 2018, fiscal 2017 and fiscal 2016. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

F. Competition
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
Our direct competitors within the television shopping industry include QVC, Inc. and HSN, Inc., which are owned by Qurate Retail Inc. Both QVC, Inc. and HSN, Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche retailers and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, we have the ability to leverage this fixed expense with sales growth to accelerate improvement in our profitability.
We anticipate continued competition for viewers and customers, for experienced television commerce and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the video and digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' needs, increasing the lifetime value of our customer base by a combination of growing the number of customers who purchase products from us and maximizing the dollar value of sales and profitability per customer.

G. Federal Regulation
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

•
The Federal Trade Commission’s regulations requiring that marketing claims across all product and service categories are truthful, not misleading, and substantiated, as well as its related regulations requiring disclosures concerning the seller’s material connections with or compensation to endorsers and influencers;

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

H. Intellectual Property
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

J. Employees
At February 2, 2019, we had approximately 1,130 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 12% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Robert J. Rosenblatt	61	Chief Executive Officer and Director
Diana G. Purcel	52	Executive Vice President, Chief Financial Officer
Andrea M. Fike	58	Executive Vice President, General Counsel and Corporate Secretary
Nicholas J. Vassallo	55	Senior Vice President, Corporate Controller
Lori A. Riley	53	Executive Vice President, Chief Human Resources Officer and Chief Information Officer

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
Diana G. Purcel joined the Company as Executive Vice President and Chief Financial Officer in April 2018. Most recently, Ms. Purcel was Chief Financial Officer for Cooper's Hawk Winery & Restaurants, a privately-held/private equity-sponsored restaurant concept based in Chicago, from September 2014 to June 2017. Prior to joining Cooper's Hawk Winery & Restaurants, Ms. Purcel served as Chief Financial Officer of Famous Dave's of America, Inc., a publicly-held restaurant company and franchisor based in Minnetonka, Minnesota, from November 2003 to July 2014. Prior to that, she was the Chief Financial Officer of Paper Warehouse, Inc., a publicly held party-goods retailer and franchisor, from 1998 to 2003. Ms. Purcel serves as a member on the board of directors for the Animal Humane Society and of Now Boarding. She began her career at Arthur Anderson LLP, is a CPA and holds a BSM in Accounting from Tulane University, New Orleans.
Andrea M. Fike joined the Company as Senior Vice President and General Counsel in May 2017 and was promoted to Executive Vice President and General Counsel effective February 2019. Most recently, Ms. Fike served as Senior Vice President and General Counsel at Regency Corporation, an educational institution offering cosmetology education through numerous campuses, from 2008 to 2017. At Regency Corporation, Ms. Fike was responsible for management of the Legal and Compliance, Campus Operations, and Human Resources functions. Previous to that, she spent eight years at FICO, a leading analytics software company where she was responsible for oversight of the Legal Department and was the P&L Leader for the Fraud Group and the Consumer Group. Ms. Fike also spent 10 years at Faegre Baker Daniels LLP, where, as a partner, her work primarily focused on financial institutions regulatory law. She holds a JD from Stanford Law School and a BA in Political Science from the University of Wisconsin, Madison.
Nicholas J. Vassallo has served as the Company's Corporate Controller since 1999, and as Senior Vice President since October 2015. He first joined the Company as director of financial reporting in October 1996. Mr. Vassallo was named Corporate Controller in 1999 and the following year was promoted to Vice President. Prior to joining the Company, he served as Corporate Controller for Fourth Shift Corporation, a software development company. Mr. Vassallo began his career with Arthur Anderson LLP where he spent eight years in its audit practice group. Mr. Vassallo is a CPA and holds a BS in Accounting from St. John's University, New York.
Lori A. Riley joined the Company as Senior Vice President and Chief Human Resources Officer in December 2016 and was promoted to Executive Vice President, Chief Human Resources Officer and Chief Information Officer effective February 2019. Most recently, Ms. Riley served as Vice President Human Capital at UnitedHealth Group, a diversified health care company, from February 2015 to December 2016. Prior to joining UnitedHealth Group, Mr. Riley spent 15 years at Minneapolis-based Target Corporation in numerous positions, including Human Resources Manager, Director of Compensation, Human Resources Director, Vice President Human Resources Operations, and Vice President Target Technology Service, Corporate Systems. Ms. Riley serves as a member of the board of directors for Capella University. She holds an MBA, an MS in Education, and a BS in Personnel & Industrial Relations and Human Resources Management from Northern Illinois University.

L. Segments and Geographic Information
We have only one reporting segment, which encompasses interactive video and digital commerce retailing, and our operations are conducted primarily in the United States. The segment and geographic information required herein is contained in Note 10 - "Business Segments and Sales by Product Group" in the notes to our consolidated financial statements.

M. Available Information
Our website address is www.evine.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and amendments to these reports if applicable, are available, without charge, on our investor relations website at investors.evine.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting the General Counsel, EVINE Live Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.
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
We experienced operating (losses) income of approximately $(18.6) million, $3.2 million and $(2.0) million in fiscal 2018, fiscal 2017 and fiscal 2016. We reported net (losses) income of $(22.2) million, $0.1 million and $(8.7) million in fiscal 2018, fiscal 2017 and fiscal 2016. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
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
As of February 2, 2019, we had approximately $20.5 million in unrestricted cash, with an additional $0.5 million of restricted cash and investments. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.
The Company has a credit and security agreement (as amended through July 27, 2018, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and subsequently, to pay down our GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. On July 27, 2018, we entered into the Tenth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $5.8 million, extended the term of the PNC Credit Facility from March 21, 2022 to July 27, 2023, and decreased the interest rate margins on both the revolving line of credit and term loan. The term loan increase was used to reduce borrowings under the revolving line of credit.
All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Maximum borrowings and available capacity under the amended revolving PNC Credit Facility are equal to the lesser of $90 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the PNC Credit Facility, was $15.7 million as of February 2, 2019.

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
We have significant future commitments for our cash, which primarily include payments for cable and satellite program distribution obligations and the eventual repayment of the PNC Credit Facility. Based on our current projections for fiscal 2019, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, the PNC Credit Facility includes certain restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities, which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.
Our stock price has experienced a significant decline, which could further adversely affect our ability to raise additional capital and/or cause us to be subject to securities class action litigation.
The market price of our common stock has experienced a significant decline from which it has not fully recovered. In 2015, the sales price of our common stock, as reported on the Nasdaq Global Market, declined from a high of $6.99 in the first quarter of 2015 to a low of $0.37 in the fourth quarter of 2018. Most recently, on March 28, 2019, the market price of our common stock, as reported on the Nasdaq Global Market, closed at a price of $0.43 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including the second half of 2018, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
If our common stock continues to trade below $1.00 per share, we will continue to be out of compliance with the continued listing standards set forth by Nasdaq.
On January 14, 2019, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we do not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1) (the “Rule”). The notification has no immediate effect on the listing of our common stock. In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 15, 2019, to regain compliance with the Rule. If at any time before July 15, 2019, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Rule. The letter also disclosed that in the event we do not regain compliance with the Rule by July 15, 2019, we may be eligible for additional time. To qualify for additional time, we would be required to transfer to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. If an application for transfer were approved, we would have an additional 180 calendar days to comply in order for our common stock to remain listed on the Nasdaq Capital Market. If we are not eligible for the second compliance period, then the Staff will provide notice that our securities will be subject to delisting. There is no assurance, however, that we will be eligible for an additional compliance period or that our common stock will not be delisted from Nasdaq. In the event of a delisting, we could face significant material adverse consequences including: increased difficulty in our shareholders’ ability to dispose of our common stock; a limited availability of market quotations for our common stock; a limited amount of news and analyst coverage for our company; a decrease in the market price of our common stock; and a decreased ability to issue additional securities or obtain additional financing in the future.
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
Our growth is contingent, in part, on our ability to retain and recruit employees who have the distinct skills necessary for a business that demands knowledge of the general retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and fulfillment. In recent years, we have experienced significant senior management turnover as discussed in Note 16 - "Executive and Management Transition Costs" in the notes to our consolidated financial statements. The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations, our vendor relationships and may make recruiting for future management positions more difficult. Further we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, in fiscal 2018, fiscal 2017 and fiscal 2016, the Company recorded charges to income of $2.1 million, $2.1 million and $4.4 million related to executive and management transition costs incurred, which included severance payments and other incremental expenses.

Changes in technology and in consumer viewing patterns may negatively impact our video content viewing and could result in a decrease in revenue.
As a multiplatform interactive video and digital commerce retail business, we are dependent on our ability to attract and retain viewers and must successfully adapt to technological advances in the media entertainment industry, including the emergence of alternative distribution platforms, such as digital video recorders, video-on-demand and subscription video-on-demand (e.g., Netflix, Hulu, Amazon Prime). New technologies affect the manner in which our programming is distributed to consumers, the sources and nature of competing content offerings, and the time and manner in which consumers view our programming. This trend has impacted the traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the development of alternative distribution channels for broadcast and cable programming and declines in cable and satellite subscriber levels across the industry. In order to respond to these developments, we have developed a multiplatform distribution approach, including delivering our content over various streaming applications such as Roku and Apple TV and distribution through social media platforms. However, there can be no assurance that we will successfully respond to these changes which could result in a loss of viewership and a decrease in revenue.
The failure to secure suitable placement for our television programming could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.
We are dependent upon our ability to compete for television viewers. Effectively competing for television viewers is dependent, in part, on our ability to secure placement of our television programming within a suitable programming tier at a desirable channel position or format. The majority of multi-video programming distributors now offer programming on a digital basis, which has resulted in increased channel capacity. While the growth of digital cable and these other systems may over time make it possible for our programming to be more widely distributed, there are several risks as well. The primary risks associated with the growth of digital cable and alternative digital platforms are demonstrated by the following:

•
we could experience declines in sales per digital tier subscriber because of the increased number of channels offered on digital systems competing for the same number of viewers and the less desirable location we typically are assigned in digital tiers;

•	more competitors may enter the marketplace as additional channel capacity is added;

•
we may not be able to successfully negotiate renewal terms for our programming distribution agreements that are favorable to us or that offer our programming to viewers within a suitable programming tier at a desirable channel position and format;

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
We continue to seek reductions in the costs associated with our cable and satellite distribution agreements. However, there can be no assurance that we will achieve cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. Certain terms of our distribution agreements allow for increases or decreases in our distribution costs as a result of a variety of factors, not all of which are within our control. These factors include, but are not limited to, increases or decreases in the number of subscribers receiving our programming, channel placement changes, the addition of a second channel or other factors. Significant changes to these factors could result in a material increase in our cost of distribution. If we are unable to negotiate new or renewal terms in our distribution agreements that are equal or more favorable to us, our distribution costs could increase. In addition, the continued consolidation of the pay television operator industry could cause us to lose leverage when negotiating new agreements or result in less favorable terms. Further, it is possible that we may need to reduce our programming distribution in certain systems if we are unable to obtain appropriate financial contract terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
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
We may not be able to maintain our satellite services in certain situations beyond our control, which may cause our programming to go off the air for a period of time and cause us to incur substantial additional costs.
Our programming is presently distributed to cable systems, television stations and satellite dish operators via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. Our satellite transponder agreement provides us with preemptible back-up service if satellite transmission is interrupted under certain conditions. In the event of a serious transmission interruption where back-up service is not available, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.
We may be subject to product liability claims if people or properties are harmed by products sold or developed by us, or we may be subject to voluntary or involuntary product recalls, or subject to liability for on-air statements made by our hosts or guest-hosts.
Products sold or developed by us may expose us to product liability or product safety claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls, which could involve significant expense incurred by the Company.
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
We utilize an installment payment program called ValuePay that enables customers to purchase merchandise and pay for the merchandise in two or more monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of February 2, 2019, we had approximately $74.8 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
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
Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners. For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020, and will, among other things, require companies that process information regarding California residents to provide new disclosures to California consumers, allow such consumers to opt out of data sharing with third parties and provide a new cause of action for data breaches. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be applied or interpreted.
We may be subject to claims by consumers and state and federal authorities for security breaches involving customer information, which could materially harm our reputation and business or add significant administrative and compliance cost to our operations.
In order to operate our business, which includes multiple retail channels, we take orders for our products from customers. This requires us to obtain personal information from these customers including, but not limited to, credit card numbers. Although we take reasonable and appropriate security measures to protect customer information, there is still the risk that external or internal security breaches or digital or telecommunications spoofing could occur, including cyber incidents. In addition, new tools and discoveries by third parties in computer or communications technology or software or other developments may facilitate or result in a future compromise of consumer information under applicable law or breach of our computer systems. Such compromises or breaches could result in consumer harm or risk of harm, data loss and/or identity theft leading to significant liability or costs to us from notification requirements, lawsuits brought by consumers, shareholders or other businesses seeking monetary redress, state and federal authorities for fines and penalties, and could also lead to interruptions in our operations and negative publicity causing damage to our reputation and limiting customers’ willingness to purchase products from us. Businesses in the retail industry have experienced material sales declines after discovering data breaches, and our business could be similarly impacted by cyber incidents. Reputational value is based in large part on perceptions of subjective qualities. While reputations may take decades to build, a significant negative incident can erode trust and confidence, particularly if it results in adverse mainstream and social media publicity, governmental investigations or litigation. Theft of credit card numbers of consumers could result in significant fines and consumer settlement costs, litigation costs, FTC audit requirements, and significant internal administrative costs.
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
Nearly all of our customers pay for purchases via a credit or debit card. Credit and debit card payment organizations continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for encrypted use and secure storage of customer data. By virtue of the volume of our overall credit card transactions, we are a Level 1 merchant which requires the annual completion of a formal Report of Compliance ("ROC") by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially adversely affect sales. Although we received an approved ROC on July 27, 2018, there is no guarantee that we will continue to receive such approvals.
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
It is possible that one or more of our significant brands or vendors could experience financial difficulties, including bankruptcy, be unable to supply us their product or choose to stop doing business with us, such as a major beauty brand who chose to leave our network during the second quarter of fiscal 2018 which had a significant negative effect on our fiscal 2018 results. The unanticipated loss of one or a number of our significant brands or vendors, could materially and adversely impact our sales and profitability.
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
Our television broadcast studios, internet operations, IT systems, merchandising team, inventory control systems, executive offices and finance/accounting functions, among others, are centralized in our adjacent offices at 6740 and 6690, Shady Oak Road in Eden Prairie, Minnesota. In addition, our only fulfillment and distribution facility is centralized at a location in Bowling Green, Kentucky. Fire, flood, severe weather, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt our broadcast, computer, broadband or other communications systems and infrastructures, including the distribution of our network to our customers, at any time. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We could incur substantial financial losses above and beyond what may be covered by applicable insurance policies, and may experience a loss of sales, customers, vendors and employees during the recovery period.
The Southwest Light Rail Transit construction project adjacent to our headquarters and primary television broadcasting studios could impact our ability to operate, by disrupting our ability to broadcast our live television programing and could result in a material adverse effect on our operations, net sales and financial performance.
The construction of the Southwest Light Rail Transit, a 14.5-mile light rail track from Minneapolis to Eden Prairie, is planned to begin during fiscal 2019 and is planned to last through fiscal 2023. Our headquarters and primary television broadcast studios, located in Eden Prairie, Minnesota are adjacent to a section of the planned light rail line. Construction activities may cause excessive noise, vibrations, or similar impacts that could disrupt our television broadcast programming, broadcasting studio operations, customer service operations, as well as other key functions located in our headquarter location or could lead to property damage to these facilities. The potential impacts from this construction project and the ongoing future operations of the light rail could result in a material adverse effect on our operations, net sales and financial performance.
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
On June 21, 2018, the United States Supreme Court issued a ruling in the South Dakota v. Wayfair case which dramatically increased the ability of states to impose sales tax collection responsibilities on remote sellers, including the Company. As a result of this new ruling, the Company will now be required to collect sales tax in any state which passes legislation requiring out of state retailers to collect sales tax even where they have no physical nexus. Adding sales tax to our transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to retroactively collect taxes under an "economic nexus" threshold where we currently are not collecting could result in substantial tax liabilities for past sales, as well as penalties and interest.

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
We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights and trade secrets, as critical to our success. We rely heavily upon software, databases and other systemic components that are necessary to manage and support our business operations, many of which utilize or incorporate third party products, services or technologies. In addition, we license intellectual property rights in connection with the various products and services we offer to consumers. As a result, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. Our failure to protect our intellectual property rights in a meaningful manner or challenges to third party intellectual property we utilize or that is related to our contractual rights could result in erosion of brand names; limit our ability to control marketing on or through the internet using our various domain names; limit our useful technologies; disrupt normal business operations or result in unanticipated costs, which could adversely affect our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own two commercial buildings occupying approximately 209,000 square feet and the related land they occupy in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities, call center operations and administrative offices. We own an approximately 600,000 square foot distribution facility in Bowling Green, Kentucky, which we use primarily for the fulfillment of merchandise purchased and sold by us and for certain call center operations. Our owned real property in Eden Prairie, Minnesota and Bowling Green, Kentucky is currently pledged as collateral under our PNC Credit Facility. We also lease a satellite office and studio in Los Angeles, California, which consists of approximately 6,500 square feet, and an office in New York City. Our Los Angeles office and satellite studio provides a closer proximity to many of our partners' headquarters and is occupied by our product development division.
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
Holders
As of March 28, 2019, we had approximately 740 common shareholders of record.
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
Issuer Purchases of Equity Securities
There were no authorizations for repurchase programs or repurchases made by or on behalf of us or any affiliated purchaser for shares of any class of our equity securities in any fiscal month within the fourth quarter of fiscal 2018.
Sale of Unregistered Securities
During the past three fiscal years, we did not sell any equity securities that were not registered under the Securities Act, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.
Equity Compensation Plan Information
The following table provides information as of February 2, 2019 for our compensation plans under which securities may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in 1st column)
Equity Compensation Plans Approved by Security Holders	4,865,967	$1.44	2,237,073	(1)

Equity Compensation Plans Not Approved by Security Holders	—	N/A	—
Total	4,865,967	$1.44	2,237,073
_______________________________________

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 2,237,073 shares under the 2011 Omnibus Stock Plan.

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

Item 6. Selected Financial Data
The selected financial data for the five years ended February 2, 2019 have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended
	February 2, 2019(a)	February 3, 2018(b)	January 28, 2017(c)	January 30, 2016(d)	January 31, 2015(e)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$596,637	$648,220	$666,213	$693,312	$674,618
Gross profit	206,847	235,112	241,527	238,480	245,048
Operating income (loss)	(18,624)	3,222	(2,018)	(8,738)	1,003
Net income (loss)	(22,157)	143	(8,745)	(12,284)	(1,378)

Per Share Data:
Net income (loss) per common share	$(0.34)	$0.00	$(0.15)	$(0.22)	$(0.03)
Net income (loss) per common share — assuming dilution	$(0.34)	$0.00	$(0.15)	$(0.22)	$(0.03)
Weighted average shares outstanding:
Basic	66,073	63,870	59,785	57,004	53,459
Diluted	66,073	63,968	59,785	57,004	53,459

	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Balance Sheet Data:
Cash	$20,485	$23,940	$32,647	$11,897	$19,828
Restricted cash and investments	450	450	450	450	2,100
Current assets	177,023	195,104	207,861	199,049	200,943
Property, equipment and other assets (f)	52,964	54,154	66,919	66,448	56,748
Total assets	229,987	249,258	274,780	265,497	257,691
Current liabilities	96,054	93,621	106,981	115,349	119,961
Long term credit facility	68,932	71,573	82,146	70,271	50,971
Other long term obligations (g)	50	68	3,950	2,898	2,231
Shareholders’ equity	64,951	83,996	81,703	76,979	84,528

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands, except statistical data)
Other Data:
Gross profit	34.7%	36.3%	36.3%	34.4%	36.3%
Working capital	$80,969	$101,483	$100,880	$83,700	$80,982
Current ratio	1.8	2.1	1.9	1.7	1.7
Adjusted EBITDA (as defined below)(h)	$(2,419)	$18,011	$16,225	$9,206	$22,773

Cash Flows:
Operating	$7,212	$3,278	$7,284	$(9,411)	$(1,315)
Investing	$(8,103)	$2,239	$(10,769)	$(20,364)	$(25,178)
Financing	$(2,564)	$(14,224)	$24,235	$21,844	$17,144
________________

(a)
Results of operations for fiscal 2018 includes executive and management transition costs of $2.1 million, contract termination costs of $753,000, business development and expansion costs of $796,000 and a gain of $665,000 related to the sale of the Company's television broadcast station. On February 4, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all related amendments, as described in Note 2 - "Summary of Significant

Accounting Policies" in the notes to our consolidated financial statements, using the modified retrospective method of adoption. The adoption of ASU No. 2014-09 did not have a material impact on the Company's revenue recognition. Prior periods have not been restated.

(b)
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

(c)	Results of operations for fiscal 2016 includes executive and management transition costs of approximately $4.4 million and distribution facility consolidation and technology upgrade costs of $677,000.

(d)
Results of operations for fiscal 2015 includes executive and management transition costs of approximately $3.5 million, distribution facility consolidation and technology upgrade costs of $1.3 million and Shareholder Rights Plan costs of $446,000.

(e)	Results of operations for fiscal 2014 includes activist shareholder response charges of approximately $3.5 million and executive transition costs of $5.5 million.

(f)	Property, equipment and other assets includes the following consolidated balance sheet line items: property and equipment, net; and other assets.

(g)
Other long term obligations includes the following consolidated balance sheet line items: deferred tax liability, capital lease liability, long term portion of deferred revenue and other long term liabilities.

(h)
EBITDA as defined represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); executive and management transition costs; contract termination costs; business development and expansion costs; loss on debt extinguishment; gain on sale of television station; distribution facility consolidation and technology upgrade costs; activist shareholder response costs; Shareholder Rights Plan costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our interactive video and digital commerce businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other companies. In addition, management uses Adjusted EBITDA as a metric to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of the comparable GAAP measurement, net income (loss), to Adjusted EBITDA follows:

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
	(In thousands)
Net income (loss)	$(22,157)	$143	$(8,745)	$(12,284)	$(1,378)
Adjustments:
Depreciation and amortization	10,164	10,307	11,209	10,327	8,872
Interest income	(34)	(17)	(11)	(8)	(10)
Interest expense	3,502	5,084	5,937	2,720	1,572
Income taxes	65	(3,445)	801	834	819
EBITDA (a)	$(8,460)	$12,072	$9,191	$1,589	$9,875

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$(8,460)	$12,072	$9,191	$1,589	$9,875
Adjustments:
Executive and management transition costs	2,093	2,145	4,411	3,549	5,520
Contract termination costs	753	—	—	—	—
Business development and expansion costs	796	—	—	—	—
Gain on sale of television station	(665)	(551)	—	—	—
Loss on debt extinguishment	—	1,457	—	—	—
Distribution facility consolidation and technology upgrade costs	—	—	677	1,347	—
Shareholder Rights Plan costs	—	—	—	446	—
Activist shareholder response costs	—	—	—	—	3,518
Non-cash share-based compensation expense	3,064	2,888	1,946	2,275	3,860
Adjusted EBITDA	$(2,419)	$18,011	$16,225	$9,206	$22,773

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

Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2018. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the years indicated by product category group. Certain fiscal 2017 and fiscal 2016 product category percentages in the accompanying table have been reclassified to conform to our fiscal 2018 product category groupings.

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net Merchandise Sales by Category
Jewelry & Watches	39%	39%	41%
Home & Consumer Electronics	25%	26%	24%
Beauty & Wellness	19%	17%	17%
Fashion & Accessories	17%	18%	18%
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
Company Strategy
As a multiplatform interactive video and digital commerce company, our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and over-the-top platforms. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships.
Our merchandising plan is focused on delivering a balanced assortment of profitable proprietary, exclusive, emerging and name-brand products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling. To enhance the shopping experience for our customers, we leverage the use of predictive analytics and interactive marketing to drive personalization and relevancy to each experience. In addition, we continuously seek new methods, technologies and channels to distribute our video commerce programming beyond the television screen, including "live on location" entertainment and enhancing our social advertising. We believe these initiatives will position us as a multiplatform interactive video and digital commerce company that delivers a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations.
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
Our direct competitors within the television shopping industry include QVC, Inc. and HSN, Inc., which are owned by Qurate Retail Inc. Both QVC, Inc. and HSN, Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche retailers and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, we have the ability to leverage this fixed expense with sales growth to accelerate improvement in our profitability.
We anticipate continued competition for viewers and customers, for experienced television commerce and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the video and digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' needs, increasing the lifetime value of our customer base by a combination of growing the number of customers who purchase products from us and maximizing the dollar value of sales and profitability per customer.
Results for Fiscal 2018, 2017 and 2016
Consolidated net sales during the 52-week fiscal 2018 were $596.6 million compared to $648.2 million during the 53-week fiscal 2017, an 8% decrease. Consolidated net sales during the 53-week fiscal 2017 were $648.2 million compared to $666.2 million during the 52-week fiscal 2016, a 3% decrease. We reported an operating loss of $18.6 million and a net loss of $22.2 million for fiscal 2018. The operating loss and net loss for fiscal 2018 include executive and management transition costs of $2.1 million, contract termination costs of $753,000, business development and expansion costs of $796,000 and a gain of $665,000 related to the sale of our Boston television station. We reported operating income of $3.2 million and net income of $143,000 for fiscal 2017. The operating and net income for fiscal 2017 include executive and management transition costs of $2.1 million and a gain of $551,000 related to the sale of our Boston television station. The net income for fiscal 2017 also included a loss on debt extinguishment of $1.5 million and an income tax benefit of $3.4 million, which primarily resulted from the reversal of our long-term deferred tax liability in connection with our television station sale. We reported an operating loss of $2.0 million and a net loss of $8.7 million for fiscal 2016. Results of operations for fiscal 2016 include executive and management transition costs of $4.4 million and distribution facility consolidation and technology upgrade costs of $677,000.
Impact of 53rd Week in Fiscal 2017
Because we follow a 4-5-4 retail calendar, every five or six years we have an extra week of operations within our fiscal year, and this occurred in fiscal 2017. Therefore, operations for our fourth quarter and full year fiscal 2017 have 14 and 53 weeks, as compared to operations for fourth quarter and full year fiscal 2018 which have 13 and 52 weeks. To facilitate a comparison with fiscal 2018 results, we calculated the fiscal 2017 fourth quarter results on a 13-week basis by excluding discrete items and then dividing actual Q4 2017 results by 14 and multiplying the quotients by 13. Fiscal 2017 results on a 52-week basis were calculated by adding our fourth quarter 13-week basis calculation to previously reported fiscal year-to-date third quarter results of operations. Using this calculation, fiscal 2018 net sales decreased 6.0% from fiscal 2017 and fiscal 2017 net sales decreased 4.8% from fiscal 2016. Fiscal 2017 net income per common share, basic and diluted, were not impacted as a result of the calculation.
Business Development and Expansion Costs
During fiscal 2018, we recorded approximately $796,000 of incremental business development and expansion costs relating to start-up costs associated with our new product development division, including costs associated with the opening and launch of Evine’s new satellite office and studio located in Los Angeles, California.
Vendor Exclusivity Agreement
On November 23, 2018, we entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 1,500,000 restricted shares of our common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a successful skin-care brand with a loyal customer base, that launched on our television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on our television network. Of the restricted shares granted, 500,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on our television network. The remaining restricted shares will vest in equal amounts on January 4, 2020 and January 4, 2021. The aggregate market value on the date of the award was $1,408,000 and is being amortized as cost of sales over the three year vendor exclusivity agreement term. Compensation expense relating to the restricted stock award grant was $89,000 for fiscal 2018.

Services and Trademark Licensing Agreement
On November 27, 2018, we issued warrants to Fonda, Inc. for 1,500,000 shares of our common stock in connection with and as consideration for entering into a services and trademark licensing agreement between our companies. Under the agreement, the parties plan to develop and market one or more lines of products, including a fitness and wellness lifestyle brand. Additionally, the agreement identifies Jane Fonda as the primary spokesperson for the brand on our television network. The parties also plan to partner with key retailers to offer a brick & mortar version of the brand. Of the warrant shares issued, 500,000 have an exercise price of $1.05 per share representing the closing price of our stock on the date the agreement was signed. The warrants vested as to 125,000 warrant shares on the date of grant and 125,000 of the warrant shares will vest on each of the first, second and third anniversaries of the date of grant. Of the warrant shares issued, 1,000,000 have an exercise price of $3.00 per share. These will vest in full on the date when the dollar volume-weighted average price of our common stock equals or exceeds $3.00 for 30 trading days. The aggregate market value on the date of the award was $441,000 and is being amortized as cost of sales over the three year services and trademark licensing agreement term. Compensation expense relating to the warrant issuance was $26,000 for fiscal 2018.
Sale of Boston Television Station, WWDP and FCC Broadcast License
On August 28, 2017, we entered into two agreements with unrelated parties to sell our Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13,500,000. During the fiscal 2017 fourth quarter, we closed on the asset purchase agreement to sell substantially all the assets primarily related to its television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), which included an intangible FCC broadcasting license asset. We recorded a pre-tax operating gain on the television station sale of $551,000 during the fourth quarter of fiscal 2017 upon the closing of the transaction. During the fiscal 2018 fourth quarter, we received the remainder of the sales price, which resulted from the satisfaction of the Station being carried by certain designated carriers, and recorded a pre-tax operating gain of $665,000 upon the resolution of this gain contingency.
Executive & Management Transition Costs
On January 1, 2019, we entered into a separation and release agreement with our President in connection with her resignation, effective January 1, 2019. On April 11, 2018, we entered into a transition and separation agreement with our Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16, 2018 and he served as a non-officer employee until June 1, 2018. On April 11, 2018, we announced the appointment of a new Chief Financial Officer, effective as of April 16, 2018. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2018, we recorded charges to income of $2.1 million, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2018 executive and management transition.
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

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended (a)
	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	100.0%	100.0%	100.0%
Gross margin	34.7%	36.3%	36.3%
Operating expenses:
Distribution and selling	32.2%	30.8%	31.1%
General and administrative	4.3%	3.8%	3.5%
Depreciation and amortization	1.0%	1.0%	1.2%
Executive and management transition costs	0.4%	0.3%	0.7%
Distribution facility consolidation and technology upgrade costs	—%	—%	0.1%
Gain on sale of television station	(0.1)%	(0.1)%	—%
Total operating expenses	37.8%	35.8%	36.6%
Operating income (loss)	(3.1)%	0.5%	(0.3)%
Interest expense, net	(0.6)%	(0.8)%	(0.9)%
Loss on debt extinguishment	—%	(0.2)%	—%
Loss before income taxes	(3.7)%	(0.5)%	(1.2)%
Income tax benefit (provision)	—%	0.5%	(0.1)%
Net income (loss)	(3.7)%	0.0%	(1.3)%

Key Operating Metrics

	Year Ended (a)
	February 2, 2019	Change	February 3, 2018	Change	January 28, 2017
Merchandise Metrics
Gross margin %	34.7%	(160) bps	36.3%	—	36.3%
Net shipped units (in thousands)	9,235	(11)%	10,397	1%	10,263
Average selling price	$58	4%	$56	(2)%	$57
Return rate	19.0%	—	19.0%	(40) bps	19.4%
Digital net sales % (b)	53.1%	120 bps	51.9%	240 bps	49.5%
Total Customers - 12 Month Rolling (000's)	1,205	(7)%	1,295	(9)%	1,429
(a) The Company’s most recently completed fiscal year, fiscal 2018, ended on February 2, 2019, and consisted of 52 weeks. Fiscal 2017 ended on February 3, 2018 and consisted of 53 weeks. Fiscal 2016 ended on January 28, 2017 and consisted of 52 weeks.
(b) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.
Program Distribution
Our 24-hour television shopping programs, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes during fiscal 2018, fiscal 2017 and fiscal 2016.  Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our online website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.

In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms and alternative distribution methods, including reaching deals to launch our programming on a high definition ("HD") channel in more than three million television homes during the fourth quarter of 2018 and 13 million television homes during fiscal 2017. We believe that our distribution strategy of pursuing additional channels in productive homes already receiving our programming is a more balanced approach to growing our business than merely adding new television homes in untested areas. We also invested in HD equipment and, in the third quarter of fiscal 2017, transitioned to a full HD signal. We believe that having an HD feed of our service allows us to attract new viewers and customers.
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
Net Shipped Units
The number of net shipped units (shipped units less returned units) during fiscal 2018 decreased 11% from fiscal 2017 to 9.2 million from 10.4 million. The number of net shipped units during fiscal 2017 increased 1% from fiscal 2016 to 10.4 million from 10.3 million. The decrease in net units shipped during fiscal 2018 was primarily driven by a decrease in consolidated net sales, including fashion & accessories, which is a high unit volume sales category. The decrease in net units shipped during fiscal 2018 was also driven by the effect of the sales attributable to the 53rd week of fiscal 2017.
Average Selling Price
The average selling price, or ASP, per net unit was $58 in fiscal 2018, a 4% increase from fiscal 2017. The increase in the ASP during fiscal 2018 was primarily driven by ASP increases in our jewelry & watches, beauty & wellness, and home & consumer electronics product categories. For fiscal 2017, the ASP was $56, a 2% decrease from fiscal 2016. The decrease in the ASP during fiscal 2017 was primarily driven by a sales mix shift out of our jewelry & watches product category, which typically have a higher average selling price. The fiscal 2017 decrease was partially offset by an ASP increase in our jewelry and home & consumer electronics product categories.
Return Rates
Our return rate was 19.0% in fiscal 2018 and fiscal 2017. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels. Our return rate was 19.0% in fiscal 2017 compared to 19.4% in fiscal 2016, a 40 bps decrease. The decrease in the fiscal 2017 return rate was primarily driven by rate improvements in our watches and beauty product categories. We believe that the decreases in the category return rates were driven by improvements in our product assortment.
Total Customers
Total customers purchasing over the last twelve months, as of February 2, 2019, decreased 7% from the prior year to 1,205,000. The decrease was primarily driven by a reduction in new customers as compared to the prior year. Total customers purchasing over the last twelve months, as of February 3, 2018, decreased 9% from the prior year to 1,295,000. The decrease was driven by a reduction in new customers as compared to the prior year, partially offset by improvements achieved in our customer retention. The twelve-month customer file as of February 3, 2018 resulted from our efforts during fiscal 2016 and 2017 to re-balance our merchandising mix, including the reduction of our offering of consumer electronic products, to focus on customers with higher purchase frequency and lifetime value.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2018 were $596.6 million, an 8% decrease from consolidated net sales of $648.2 million for fiscal 2017. As noted above, fiscal 2018 had 52 weeks compared to 53 weeks for fiscal 2017, and consolidated net sales for fiscal 2018 decreased 6% over consolidated net sales for fiscal 2017 on a calculated 52-week basis. The decrease in consolidated net sales was driven primarily by decreases in our jewelry & watches, fashion &

accessories, and home & consumer electronics product categories, partially offset by an increase in our beauty & wellness product category. During the second quarter of fiscal 2018, one of our key brands in the beauty & wellness category chose to leave us. Although we had identified a new marquee beauty brand that we believe will offset the lost sales from this departure, the launch of this new marquee beauty brand was delayed until January 3, 2019. This delayed launch put pressure on our remaining stable of brands, contributing to reduced productivity across all product categories during the second half of fiscal 2018. Consolidated net sales from jewelry & watches decreased as a result of reduced airtime and productivity. Net sales from fashion & accessories decreased as a result of reduced productivity and an overall softness experienced in this product category. Home & consumer electronics decreased as a result of reduced airtime. Beauty & wellness increased during fiscal 2018 as a result of an increase in airtime and growth in subscription sales, largely offset from the effects of our lost brand. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 53.1% in fiscal 2018 as compared to 51.9% in fiscal 2017. Overall, we continue to deliver strong digital sales penetration. We believe the increase in penetration during the period was driven by our improved digital marketing initiatives and an enhanced responsive customer experience on mobile devices. Our mobile penetration increased to 54.0% of total online sales during fiscal 2018 versus 49.9% of total online sales during fiscal 2017.
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2017 were $648.2 million, a 2.7% decrease from consolidated net sales of $666.2 million for fiscal 2016. As noted above, fiscal 2017 had 53 weeks compared to 52 weeks for fiscal 2016, and consolidated net sales for fiscal 2017 on a calculated 52-week basis decreased 4.8% over consolidated net sales for fiscal 2016. The decrease in consolidated net sales was driven primarily by decreases in our jewelry & watches product category and a decrease in shipping and handling revenue, partially offset by an increase in our home & consumer electronics product category. The decrease in watches was a result of a shift in airtime from our watches category into the fashion & accessories and home categories and testing of some lower watch price point offerings designed to grow our customers with a high lifetime value. The increase in the home product category was a result of a shift in airtime described above and an increase in consumer electronics sales productivity per minute. Our digital sales penetration, or the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 51.9% in fiscal 2017 as compared to 49.5% in fiscal 2016. We believe the increase in penetration during fiscal 2017 was driven by our improved digital marketing initiatives and an enhanced responsive customer experience on mobile devices. Our mobile penetration increased to 49.9% of total online sales during fiscal 2017 versus 45.4% of total online sales during fiscal 2016.
Gross Profit
Gross profit for fiscal 2018 was $206.8 million, a decrease of 12%, compared to $235.1 million for fiscal 2017. The decrease in gross profit experienced during fiscal 2018 was primarily driven by an 8% decrease in consolidated net sales, lower gross profit percentages experienced in most product categories and contract termination costs incurred during the first quarter of $753,000. Gross profit for fiscal 2017 was $235.1 million, a decrease of 3%, compared to $241.5 million for fiscal 2016. The decrease in the gross profit experienced during fiscal 2017 was driven by a 3% decrease in consolidated net sales. Gross margin percentages for fiscal 2018, fiscal 2017 and fiscal 2016 were 34.7%, 36.3% and 36.3%, representing a 160 bps decrease from fiscal 2017 to fiscal 2018, and no change from fiscal 2016 to fiscal 2017. The decrease in the gross margin percentage experienced in fiscal 2018 reflects the following: a 160 basis point margin decrease attributable to decreased gross profit rates across most product categories and other inventory markdowns taken during fiscal 2018; a 10 basis point margin decrease attributable to the contract termination costs incurred during the first quarter of $753,000; partially offset by a 10 basis point margin increase attributable to a shift in product mix into beauty & wellness, which typically has a higher margin. The consistency in the gross margin percentage experienced in fiscal 2017 reflects the following: a 20 basis point margin increase attributable to increased gross profit rates across all product categories, offset by a 15 basis point decrease attributable to increased fulfillment depreciation as a result of upgrades made to our Bowling Green facility and a 5 basis point decrease due to lower shipping and handling margins.
Operating Expenses
Total operating expenses were $225.5 million, $231.9 million and $243.5 million for fiscal 2018, fiscal 2017 and fiscal 2016, representing a decrease of $6.4 million or 3% from fiscal 2017 to fiscal 2018, and a decrease of $11.7 million, or 5% from fiscal 2016 to fiscal 2017. Total operating expenses as a percentage of net sales were 37.8%, 35.8% and 36.6% for fiscal 2018, fiscal 2017 and fiscal 2016. Total operating expense for fiscal 2018 includes executive and management transition costs of $2.1 million, business development and expansion costs of $796,000 and a gain of $665,000 from the sale of our Boston television station. Total operating expenses for fiscal 2017 includes executive and management transition costs of $2.1 million and a gain of $551,000 from the sale of our Boston television station. Total operating expenses for fiscal 2016 includes executive and management transition costs of $4.4 million and distribution facility consolidation and technology upgrade costs of $677,000. Excluding executive and management transition costs, the gain on sale of television station, and distribution facility consolidation and technology upgrade costs, total operating expenses as a percentage of net sales were 37.5%, 35.6% and 35.8% for fiscal 2018, fiscal 2017 and fiscal 2016.

Distribution and selling expense for fiscal 2018 decreased $7.6 million, or 4%, to $191.9 million or 32.2% of net sales compared to $199.5 million or 30.8% of net sales in fiscal 2017. Distribution and selling expense decreased during fiscal 2018 due to decreased variable expenses of $4.9 million, decreased program distribution expense of $2.2 million, decreased software service fees of $474,000, decreased salaries and wages of $528,000, decreased rent expense associated with our Boston television station of $144,000, and decreased share-based compensation expense of $71,000. The decrease from the comparable period was partially offset by increased incentive compensation of 741,000 and increased online selling and search fees of $186,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $2.7 million, decreased variable fulfillment and customer service salaries and wages of $2.0 million and decreased customer services telecommunications expense of $162,000. Total variable expenses during fiscal 2018 were approximately 9.3% of total net sales versus 9.3% of total net sales for the prior year comparable period.
Distribution and selling expense for fiscal 2017 decreased $7.5 million, or 4%, to $199.5 million, or 30.8% of net sales compared to $207.0 million or 31.1% of net sales in fiscal 2016. Distribution and selling expense decreased during fiscal 2017 due to decreased program distribution expense of $6.7 million relating to contract negotiations and channel positioning, partially offset by an increase in HD distribution, over-the-air and other forms of distribution. The decrease from the comparable period was also due to decreased variable expenses of $5.3 million and decreased software service fees of $472,000, partially offset by increased salaries and wages of $4.0 million and increased online selling and search fees of $767,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $2.8 million, decreased variable fulfillment and customer service salaries and wages of $2.4 million and decreased Bowling Green rent expense of $416,000, partially offset by increased customer services telecommunications expense of $290,000. Total variable expenses during fiscal 2017 were approximately 9.3% of total net sales versus approximately 9.9% of total net sales during fiscal 2016. The decrease in variable expense as a percentage of net sales was primarily due to improved efficiencies at our fulfillment center.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for fiscal 2018 increased $1.4 million, or 6%, to $25.9 million, or 4.3% of net sales compared to $24.4 million or 3.8% of net sales in fiscal 2017. For fiscal 2018, the increase in general and administrative expense was primarily due to legal settlements of $564,000 received during 2017. The increase was also due to increased contract labor expense of $333,000, increased telecommunications expense of $133,000, increased share-based compensation expense of $131,000 and decreased cash payment discounts received of $121,000. General and administrative expense for fiscal 2017 increased $1.1 million, or 5%, to $24.4 million or 3.8% of net sales compared to $23.4 million or 3.5% of net sales in fiscal 2016. General and administrative expense increased from fiscal 2016 primarily as a result of increased salaries and wages of $1.7 million and increased share-based compensation expense of $816,000, partially offset by a decrease in software maintenance and services fees of $1.1 million and legal settlement receipts of $564,000.
Depreciation and amortization expense was $6.2 million, $6.4 million and $8.0 million for fiscal 2018, fiscal 2017 and fiscal 2016, representing a decrease of $127,000, or 2% from fiscal 2017 to fiscal 2018 and a decrease of $1.7 million, or 21% from fiscal 2016 to fiscal 2017. Depreciation and amortization expense as a percentage of net sales was 1.0% for fiscal 2018 and fiscal 2017, and 1.2% for fiscal 2016. The decrease in depreciation and amortization expense during fiscal 2018 and fiscal 2017 was primarily due to net decreases in our non-fulfillment depreciable asset base year over year. In addition, the fiscal 2017 decrease in depreciation and amortization expense was partially offset by increased amortization expense of $74,000.
Operating Income (Loss)
We reported an operating loss of $18.6 million in fiscal 2018 compared to operating income of $3.2 million for fiscal 2017, representing a decrease of $21.8 million. Our operating results decreased during fiscal 2018 primarily as a result of decreased gross profit and an increase in general and administrative expense, partially offset by a decrease in distribution and selling, a decrease in depreciation and amortization expense, an increase in the gain on sale of television station and a decrease in executive and management transition costs.
We reported operating income of $3.2 million for fiscal 2017 compared to an operating loss of $2.0 million for fiscal 2016, representing a $5.2 million improvement. Our operating income increased during fiscal 2017 primarily as a result of a decrease in distribution and selling, a decrease in executive and management transition costs, a decrease in depreciation and amortization expense, a decrease in distribution facility consolidation and technology upgrade costs, and a gain on sale of television station, offset by decreased gross profit and an increase in general and administrative expense.

Income Taxes
For fiscal 2018, our net loss reflects an income tax provision of $65,000, which relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2017, our net income reflects an income tax benefit of $3.4 million. The fiscal 2017 tax benefit includes a non-cash charge of approximately $643,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The fiscal 2017 tax benefit also includes a non-cash tax benefit of approximately $4.1 million generated by a reversal of our long-term deferred tax liability related to the sale of the FCC license (discussed further in Note 4 - “Intangible Assets” in the notes to our consolidated financial statements). We recognized a tax gain in conjunction with this transaction which will be largely offset by our available net operating loss carryforwards ("NOLs"), creating an income tax benefit attributable to the reversal of the related long-term deferred tax liability. The remaining fiscal 2017 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available.
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
We have not recorded any income tax benefit on the losses recorded during fiscal 2018 and fiscal 2016 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Net Income (Loss)
For fiscal 2018, we reported a net loss of $22.2 million or $0.34 per basic and dilutive share, on 66,073,206 weighted average common shares outstanding. For fiscal 2017 we reported net income of $143,000 or $0.00 per basic and dilutive share, on 63,870,046 weighted average common shares outstanding (63,968,299 diluted shares). For fiscal 2016, we reported a net loss of $8.7 million, or $0.15 per basic and dilutive share, on 59,784,594 weighted average common shares outstanding. Net income for fiscal 2018 includes executive and management transition costs of $2.1 million, contract termination costs of $753,000, business development and expansion costs of $796,000, a gain on the sale of our Boston television station of $665,000, and interest expense of $3.5 million, relating primarily to interest on our credit facility. Fiscal 2017 net income per common share, basic and diluted, were not impacted as a result of the 53rd week. Net income for fiscal 2017 includes executive and management transition costs of $2.1 million, loss on debt extinguishment of $1.5 million, a gain on the sale of our Boston television station of $551,000, and interest expense of $5.1 million, relating primarily to interest on our credit facilities. Net loss for fiscal 2016 includes executive and management transition costs of $4.4 million, distribution facility consolidation and technology upgrade costs of $677,000 and interest expense of $5.9 million, relating primarily to interest on our credit facilities.

Financial Condition, Liquidity and Capital Resources
As of February 2, 2019, we had cash of $20.5 million and had restricted cash and investments of $450,000. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days. In addition, under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash plus facility availability at all times. As our unused line availability is greater than $10 million at February 2, 2019, no additional cash is required to be restricted. As of February 3, 2018, we had cash of $23.9 million and had restricted cash and investments of $450,000. During fiscal 2018, working capital decreased $20.5 million to $81.0 million compared to working capital of $101.5 million for fiscal 2017. The decrease in working capital is described in the "Cash Requirements" section below. The current ratio (our total current assets divided by total current liabilities) was 1.8 at February 2, 2019 and 2.1 at February 3, 2018.

Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of February 2, 2019, we had cash of $20.5 million and additional borrowing capacity of $15.7 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through July 27, 2018, the "PNC Credit Facility") with PNC, as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our GACP Term Loan (as defined below). The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. On July 27, 2018, we entered into the Tenth Amendment to the PNC Credit Facility, which among other things, increased the term loan by $5.8 million, extended the term of the PNC Credit Facility from March 21, 2022 to July 27, 2023, and decreased the interest rate margins on both the revolving line of credit and term loan. The term loan increase was used to reduce borrowings under the revolving line of credit.
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
As of February 2, 2019, we had borrowings of $53.9 million under our revolving line of credit. As of February 2, 2019, the term loan under the PNC Credit Facility had $17.6 million outstanding, of which $2.5 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of February 2, 2019 was approximately $15.7 million, which provides liquidity for working capital and general corporate purposes. In addition, as of February 2, 2019, our unrestricted cash plus unused line availability was $36.2 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, we fully retired our term loan with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. We recorded a loss on debt extinguishment of $1.5 million during fiscal 2017. The fiscal 2017 loss on debt extinguishment includes early termination and lender fees of $334,000 and a write-off of unamortized debt issuance costs of $1.1 million, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt.

Sale of Boston Television Station, WWDP
During fiscal 2017, we sold the Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13.5 million. We received proceeds of $12.7 million during fiscal 2017 and an additional $665,000 during the fiscal 2018 fourth quarter upon the resolution of a gain contingency. See Note 4 - "Intangible Assets" in the notes to our consolidated financial statements for additional information. We used the proceeds received from the transaction to pay in full the remaining amounts due under our term loan with GACP, with the remaining proceeds used for general working capital purposes.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $240.7 million over the next five fiscal years. During fiscal 2018, we experienced a decline in customers and lost a significant brand which contributed to a decrease in our consolidated net sales and corresponding decrease in profitability. Additionally, our stock price has declined and is currently trading below $1.00 and as a result, we have received a notification that we are out of compliance with Nasdaq listing requirements. We have taken, or are taking the following steps to enhance our operations and liquidity position: implemented a profit improvement plan with an expected annualized impact of $5 million; planned a reduction in capital expenditures compared to prior years; managed our inventory levels commensurable with our sales; launched a new marquee beauty brand in January 2019; and partnering with well known personalities to develop and market exclusive lifestyle brands. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants, which requires, among other things, maintaining a minimum of $10 million of unrestricted cash plus facility availability at all times. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take further actions, such as reducing or delaying capital investments, strategic investments or other actions. We believe that our existing cash balances, together with our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For fiscal 2018, net cash provided by operating activities totaled $7.2 million compared to net cash provided by operating activities of $3.3 million and $7.3 million in fiscal 2017 and fiscal 2016. Net cash provided by operating activities for fiscal 2018 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, gain on sale of television station, and the amortization of deferred revenue and deferred financing costs. In addition, net cash provided by operating activities for fiscal 2018 reflects a decrease in accounts receivable, a decrease in inventories, and a decrease in prepaid expenses and other; partially offset by a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to lower sales levels, as well as a slight decrease in the utilization of our ValuePay installment program. Inventories decreased primarily as a result of disciplined management of overall working capital components commensurate with sales. Accounts payable and accrued liabilities decreased during fiscal 2018 primarily due to a decrease in inventory accounts payable as a result of decreased inventory receipts at the end of fiscal 2018 compared to the end of fiscal 2017. The decrease in accounts payable and accrued liabilities was partially offset by an increase in accrued cable distribution fees due to timing of payments.
Net cash provided by operating activities for fiscal 2017 reflects net income, as adjusted for depreciation and amortization, share-based payment compensation, gain on sale of television station, loss on debt extinguishment, long-term deferred income taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash provided by operating activities for fiscal 2017 reflects a decrease in accounts receivable, inventories and prepaid expenses; partially offset by a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to lower sales levels, as well as a slight decrease in the utilization of our ValuePay installment program. Inventories decreased primarily as a result of disciplined management of overall working capital components commensurate with sales. Accounts payable and accrued liabilities decreased during fiscal 2017 primarily due to a decrease in inventory accounts payable as a result of the timing of inventory receipts at the end of fiscal 2017 compared to the end of fiscal 2016, a decrease in freight payables and a decrease in accrued salaries due to timing of payments.
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
Net cash used for investing activities totaled $8.1 million for fiscal 2018 compared to net cash provided by investing activities of $2.2 million for fiscal 2017 and net cash used for investing activities of $10.8 million for fiscal 2016. Expenditures for property and equipment were $8.8 million in fiscal 2018 compared to $10.5 million in fiscal 2017 and $10.3 million in fiscal 2016. The decrease in capital expenditures in fiscal 2018 primarily relates to expenditures made in connection with our high definition digital broadcasting equipment upgrades made during fiscal 2017 and fiscal 2016. Additional capital expenditures made during the periods presented relate primarily to expenditures made for the upgrades in our customer service call routing technology, development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives. During fiscal 2018 and fiscal 2017, we received $665,000 and $12.7 million relating to the sale of the Boston television station, WWDP. During fiscal 2016, we paid $508,000 for the acquisition of an online watch retailer.
Net cash used for financing activities totaled $2.6 million in fiscal 2018 and related primarily to principal payments on our PNC revolving loan of $245.3 million, principal payments on our PNC term loan of $2.3 million, tax payments for restricted stock unit issuances of $133,000, payments for deferred financing costs of $96,000 and capital lease payments of $12,000, offset by proceeds from the PNC revolving loan of $239.3 million, proceeds from the PNC term loan of $5.8 million and proceeds from the exercise of stock options of $181,000. Net cash used for financing activities totaled $14.2 million in fiscal 2017 and related primarily to principal payments on PNC revolving loan of $96.8 million, principal payments on the term loans of $18.8 million, payments for the repurchases of common stock of $5.1 million, payments for common stock issuance costs of $452,000, payments for debt extinguishment costs of $334,000, payments for deferred financing costs of $265,000 and tax payments for restricted stock unit issuances of $45,000, partially offset by proceeds from the PNC revolving loan of $96.8 million, proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $4.6 million and proceeds from the exercise of stock options of $79,000. Net cash provided by financing activities totaled $24.2 million in fiscal 2016 and related primarily to proceeds from the GACP term loan of $17.0 million and proceeds from the issuance of common stock and warrants of $12.5 million, partially offset by payments on the term loans of $2.9 million, payments for deferred financing costs of $1.5 million, payments for common stock issuance costs of $786,000, tax payments for restricted stock unit issuances of $46,000 and capital lease payments of $39,000.

Financial Covenants
The PNC Credit Facility contain~~s~~ customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $10.8 million or upon an event of default. As of February 2, 2019, our unrestricted cash plus unused line availability was $36.2 million, and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.

Contractual Cash Obligations and Commitments
The following table summarizes our obligations and commitments as of February 2, 2019, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Cable and satellite agreements (a)	$97,611	$56,362	$41,249	$—	$—
Long term credit facilities (b)	74,783	3,492	6,952	64,339	—
Operating leases	1,609	1,005	604	—	—
Capital leases	31	13	16	2	—
Employment agreements	1,968	1,965	3	—	—
Purchase order obligations	64,726	64,726	—	—	—
Total	$240,728	$127,563	$48,824	$64,341	$—
_______________________________________

(a)
Future cable and satellite payment commitments are based on subscriber levels as of February 2, 2019 and commitments entered into as of the date of this report. Future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease, or with changes in channel position. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

(b)	Includes interest on variable rate debt estimated using the rate in effect as of February 2, 2019.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended February 2, 2019. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

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
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.  We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 65% to 72%. As of February 2, 2019 and February 3, 2018, we had approximately $74.8 million and $88.5 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts, which is primarily related to our ValuePay program, for fiscal 2018, fiscal 2017 and fiscal 2016 was $7.8 million, $9.9 million and $11.9 million. Based on our fiscal 2018 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total net sales would have an impact of approximately $3.0 million on consolidated distribution and selling expense.

•
Inventory.  We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of February 2, 2019 and February 3, 2018, we had inventory balances of $65.3 million and $68.8 million. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the following factors: age of the inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost. In determining appropriate reserve percentages, we look at our historical write off experience, the specific merchandise categories affected, our historic recovery percentages on various methods of liquidations, forecasts of future product airings and current markdown processes. Provision for excess and obsolete inventory for fiscal 2018, fiscal 2017 and fiscal 2016 was $5.1 million, $3.8 million and $5.6 million. Based on our fiscal 2018 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $515,000 on consolidated gross profit.

•
Merchandise returns.  We record a merchandise return liability as a reduction of gross sales for anticipated merchandise returns at each reporting period and must make estimates of potential future merchandise returns related to current period product revenue. Our return rates on our total net sales were 19.0% in fiscal 2018, 19.0% in fiscal 2017, and 19.4% in fiscal 2016. We estimate and evaluate the adequacy of our merchandise returns liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period. As of February 2, 2019, we recorded a merchandise return liability of $8.1 million, included in accrued liabilities, and a right of return asset of $4.4 million, included in other current assets. As of February 3, 2018, we had approximately $3.5 million reserved for future merchandise returns included in accrued liabilities, which represents the net margin obligation recorded under the previous revenue guidance. See Note 2 - "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements for a discussion of our recently adopted accounting pronouncements. Based on our fiscal 2018 sales returns, a one-point increase or decrease in our returns rate would have had an impact of approximately $2.9 million on gross profit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have exposure to interest rate risk under the PNC Credit Facility. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Sources of Liquidity” above for a discussion of the PNC Credit Facility. Changes in market interest rates could impact the level of interest expense and income earned on our cash portfolio. Based on our indebtedness in fiscal 2018, and assuming no changes to our consolidated balance sheet at February 2, 2019, a hypothetical increase or decrease in LIBOR by 100 basis points would either increase or decrease our interest expense by $715,000, or 19%, compared to fiscal 2018.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF EVINE Live Inc.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVINE Live Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 29, 2019

We have served as the Company's auditor since 2002.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 2, 2019	February 3, 2018
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$20,485	$23,940
Restricted cash equivalents	450	450
Accounts receivable, net	81,763	96,559
Inventories	65,272	68,811
Prepaid expenses and other	9,053	5,344
Total current assets	177,023	195,104
Property and equipment, net	51,118	52,048
Other assets	1,846	2,106
TOTAL ASSETS	$229,987	$249,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,157	$55,614
Accrued liabilities	37,374	35,646
Current portion of long term credit facility	2,488	2,326
Deferred revenue	35	35
Total current liabilities	96,054	93,621
Other long term liabilities	50	68
Long term credit facility	68,932	71,573
Total liabilities	165,036	165,262
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 99,600,000 shares authorized; 67,919,349 and 65,290,458 shares issued and outstanding	679	653
Additional paid-in capital	442,197	439,111
Accumulated deficit	(377,925)	(355,768)
Total shareholders’ equity	64,951	83,996
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$229,987	$249,258
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(In thousands, except share and per share data)
Net sales	$596,637	$648,220	$666,213
Cost of sales	389,790	413,108	424,686
Gross profit	206,847	235,112	241,527
Operating expense:
Distribution and selling	191,917	199,484	207,030
General and administrative	25,883	24,442	23,386
Depreciation and amortization	6,243	6,370	8,041
Executive and management transition costs	2,093	2,145	4,411
Gain on sale of television station	(665)	(551)	—
Distribution facility consolidation and technology upgrade costs	—	—	677
Total operating expense	225,471	231,890	243,545
Operating income (loss)	(18,624)	3,222	(2,018)
Other income (expense):
Interest income	34	17	11
Interest expense	(3,502)	(5,084)	(5,937)
Loss on debt extinguishment	—	(1,457)	—
Total other expense, net	(3,468)	(6,524)	(5,926)
Loss before income taxes	(22,092)	(3,302)	(7,944)
Income tax benefit (provision)	(65)	3,445	(801)
Net income (loss)	$(22,157)	$143	$(8,745)
Net income (loss) per common share	$(0.34)	$0.00	$(0.15)
Net income (loss) per common share — assuming dilution	$(0.34)	$0.00	$(0.15)
Weighted average number of common shares outstanding:
Basic	66,073,206	63,870,046	59,784,594
Diluted	66,073,206	63,968,299	59,784,594
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
	(In thousands, except share data)
BALANCE, January 30, 2016	57,170,245	$571	$423,574	$(347,166)	$76,979
Net loss	—	—	—	(8,745)	(8,745)
Common stock issuances pursuant to equity compensation plans	423,338	5	(51)	—	(46)
Share-based payment compensation	—	—	1,946	—	1,946
Common stock and warrant issuance	7,598,731	76	11,493	—	11,569
BALANCE, January 28, 2017	65,192,314	652	436,962	(355,911)	81,703
Net income	—	—	—	143	143
Repurchases of common stock	(4,400,000)	(44)	(5,011)	—	(5,055)
Common stock issuances pursuant to equity compensation plans	389,871	4	30	—	34
Share-based payment compensation	—	—	2,888	—	2,888
Common stock and warrant issuance	4,108,273	41	4,242	—	4,283
BALANCE, February 3, 2018	65,290,458	653	439,111	(355,768)	83,996
Net loss	—	—	—	(22,157)	(22,157)
Common stock issuances pursuant to equity compensation awards	2,628,891	26	22	—	48
Share-based payment compensation	—	—	3,064	—	3,064
BALANCE, February 2, 2019	67,919,349	$679	$442,197	$(377,925)	$64,951
The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(22,157)	$143	$(8,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,164	10,307	11,209
Share-based payment compensation	3,064	2,888	1,946
Gain on sale of television station	(665)	(551)	—
Amortization of deferred revenue	(35)	(60)	(86)
Amortization of deferred financing costs	215	366	558
Loss on debt extinguishment	—	1,457	—
Deferred income taxes	—	(3,522)	788
Changes in operating assets and liabilities:
Accounts receivable, net	14,796	2,503	15,978
Inventories	3,539	1,381	(3,181)
Prepaid expenses and other	905	166	423
Accounts payable and accrued liabilities	(2,614)	(11,800)	(11,606)
Net cash provided by operating activities	7,212	3,278	7,284
INVESTING ACTIVITIES:
Property and equipment additions	(8,768)	(10,499)	(10,261)
Proceeds from the sale of assets	665	12,738	—
Cash paid for acquisition	—	—	(508)
Net cash provided by (used for) investing activities	(8,103)	2,239	(10,769)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	239,300	96,800	—
Proceeds of term loans	5,821	6,000	17,000
Proceeds from exercise of stock options	181	79	—
Proceeds from issuance of common stock and warrants	—	4,628	12,470
Payments on revolving loan	(245,300)	(96,800)	—
Payments on term loans	(2,325)	(18,780)	(2,852)
Payments for restricted stock issuance	(133)	(45)	(46)
Payments for deferred financing costs	(96)	(265)	(1,512)
Payments on capital leases	(12)	—	(39)
Payments for repurchases of common stock	—	(5,055)	—
Payments for common stock issuance costs	—	(452)	(786)
Payments for debt extinguishment costs	—	(334)	—
Net cash provided by (used for) financing activities	(2,564)	(14,224)	24,235
Net increase (decrease) in cash and restricted cash equivalents	(3,455)	(8,707)	20,750
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	24,390	33,097	12,347
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$20,935	$24,390	$33,097

The accompanying notes are an integral part of these consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

(1)  The Company
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively a multiplatform interactive video and digital commerce company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Evine programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. Evine programming is also streamed live online at evine.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.

(2)  Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2018, ended on February 2, 2019, and consisted of 52 weeks. Fiscal 2017 ended on February 3, 2018 and consisted of 53 weeks. Fiscal 2016 ended on January 28, 2017 and consisted of 52 weeks.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification ("ASC") 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Substantially all of the Company's sales are single performance obligation arrangements for transferring control of merchandise to customers.
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by significant product group is provided in Note 10 - "Business Segments and Sales by Product Group".
As of February 2, 2019, approximately $68,000 is expected to be recognized from remaining performance obligations within the next two years. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $35,000, $60,000 and $86,000 for fiscal 2018, fiscal 2017 and fiscal 2016.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of February 2, 2019 and February 3, 2018, the Company had approximately $74,787,000 and $88,452,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $8,533,000 and $6,008,000. The increase in the total reserve as a percentage of receivables is primarily due to the Company's recently extended active collections cycle, whereby the Company is pursuing collection for a longer period prior to selling its receivables. This change in the Company's collection cycle has been yielding a higher total recovery rate.
Revenue Recognition Judgments
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
Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges, distribution facility depreciation and vendor share based payment compensation. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $10,299,000, $10,660,000 and $9,557,000 for fiscal 2018, fiscal 2017 and fiscal 2016. Distribution and selling expense consists primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing, fulfillment and share based compensation. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations, share based compensation and director fees.
Cash
Cash consists of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash Equivalents
The Company's restricted cash equivalents consist of certificates of deposit with original maturities of three months or less and are generally restricted for a period ranging from 30 to 60 days. The Company had restricted cash equivalents of $450,000 for both fiscal 2018 and fiscal 2017. Interest income is recognized when earned.
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated at the lower of average cost or net realizable value, giving consideration to obsolescence provision write downs of $5,149,000, $3,757,000 and $5,589,000 for fiscal 2018, fiscal 2017 and fiscal 2016. During fiscal 2018, 2017 and 2016, products purchased from one vendor accounted for approximately 14%, 15% and 16% of our consolidated net sales.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and online advertising, including amounts paid to online search engine operators and customer mailings. Total marketing and advertising costs and online search marketing fees totaled $4,561,000, $4,530,000 and $3,723,000 for fiscal 2018, fiscal 2017 and fiscal 2016. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Improvements and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided on a straight-line method based upon estimated useful lives. Costs incurred to develop software for internal use and for the Company’s websites are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software and for the Company’s website are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized when the carrying amount of an asset or asset group exceeds the future estimated undiscounted cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount that the carrying amount of the asset exceeds the fair value of the asset.
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
Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock option and restricted stock unit grants. The estimated grant date fair value of each stock-based award is recognized as compensation over the requisite service period, which is generally the vesting period. Stock-based compensation expense is recognized net of forfeitures, which the Company estimates based on historical data. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards. The estimated fair value of restricted stock grants is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
Income Taxes
The Company accounts for income taxes under the liability method of accounting whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not some portion of the deferred tax asset will not be realized.
The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net Income (Loss) Per Common Share
During fiscal 2018, the Company issued a restricted stock award that meets the criteria of a participating security. Accordingly, basic income (loss) per share is computed using the two-class method under which earnings are allocated to both common shares and participating securities. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses. All shares of restricted stock are deducted from weighted-average number of common shares outstanding – basic. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods and is calculated using the treasury method.
A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic net income (loss) per share and diluted net income (loss) per share is as follows:

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Numerator:
Net income (loss) (a)	$(22,157,000)	$143,000	$(8,745,000)
Earnings allocated to participating share awards (b)	—	—	—
Net income (loss) attributable to common shares — Basic and diluted	$(22,157,000)	$143,000	$(8,745,000)
Denominator:
Weighted average number of common shares outstanding — Basic	66,073,206	63,870,046	59,784,594
Dilutive effect of stock options, non-vested shares and warrants (c)	—	98,253	—
Weighted average number of common shares outstanding — Diluted	66,073,206	63,968,299	59,784,594
Net income (loss) per common share	$(0.34)	$0.00	$(0.15)
Net income (loss) per common share — assuming dilution	$(0.34)	$0.00	$(0.15)
(a) The net income (loss) for fiscal 2018, fiscal 2017 and fiscal 2016 includes executive and management transition costs of $2,093,000, $2,145,000 and $4,411,000. The net loss for fiscal 2018 includes a gain on the sale of television station of $665,000. The net income for fiscal 2017 includes a gain on the sale of television station of $551,000 and a loss on debt extinguishment of $1,457,000. The fiscal 2016 net loss includes distribution facility consolidation and technology upgrade costs of $677,000.
(b) During fiscal 2018, the Company issued a restricted stock award that is a participating security. For fiscal 2018, the entire undistributed loss is allocated to common shareholders.
(c) For fiscal 2018 and fiscal 2016, there were 340,000 and 119,000 incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments. The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $71 million variable rate PNC Credit Facility is estimated based on its carrying value due to the variable rate nature of the financial instrument. As of February 2, 2019 and February 3, 2018, the PNC Credit Facility had a carrying amount and an estimated fair value of $71 million and $74 million.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets, finite-lived intangible assets and intangible FCC broadcasting license asset, which was sold during the fourth quarter of fiscal 2017 as discussed further in Note 4 - "Intangible Assets". These assets and liabilities are recorded at fair value only if an impairment is recognized in the current period. If the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2018, fiscal 2017 or fiscal 2016.
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Revenue from Contracts with Customers, Topic 606 (ASU 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues reflect amounts an entity expects to receive in exchange for goods and services. The guidance also includes additional disclosure requirements regarding revenue, timing of cash flows and obligations related to contracts with customers. On February 4, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and all related amendments using the modified retrospective method applied to contracts that were not completed as of February 4, 2018. The comparative prior period information has not been restated and continues to be reported under the accounting standards in effect during those periods. The adoption did not have a material impact on the Company's revenue recognition and there was no adjustment to its retained earnings opening balance. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis.
The impact of the new revenue standard adoption on our consolidated statements of operations was as follows (in thousands):

	For the Year Ended February 2, 2019
	As Reported	Balance without adoption of ASC 606	Effect of Change
Net sales	$596,637	$595,830	$807
Cost of sales	389,790	389,010	780
Operating expense:
Distribution and selling	191,917	191,694	223
Net loss	(22,157)	(21,961)	(196)
As of February 2, 2019, the Company recorded a merchandise return liability of $8,097,000, included in accrued liabilities, and a right of return asset of $4,410,000, included in other current assets. As of February 3, 2018, the Company had approximately $3,544,000 reserved for future merchandise returns included in accrued liabilities, which represents the net margin obligation recorded under the previous revenue guidance.
In November 2016, the FASB issued Statement of Cash Flows, Topic 230: Restricted Cash (ASU 2016-18), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal 2018 and has revised the consolidated statements of cash flows for the twelve-month periods ended February 3, 2018 and January 28, 2017 to reflect total cash and restricted cash equivalents for each period presented. The following table provides a reconciliation of cash and restricted cash equivalents reported with the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Cash	$20,485,000	$23,940,000	$32,647,000	$11,897,000
Restricted cash equivalents	450,000	450,000	450,000	450,000
Total cash and restricted cash equivalents	$20,935,000	$24,390,000	$33,097,000	$12,347,000

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2017, the FASB issued Compensation—Stock Compensation, Topic 718 (ASU 2017-09), which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. The Company adopted this standard in the first quarter of fiscal 2018 and there was no impact on the Company's consolidated financial statements.
In June 2018, the FASB issued Compensation—Stock Compensation, Topic 718 (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees for goods and services. Under the new standard, most of the guidance on payments to nonemployees is now aligned with the requirements for share-based payments granted to employees. Under the new guidance, (i) equity-classified share-based payment awards issued to nonemployees will be measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (ii) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt this standard in the second quarter of fiscal 2018 and there was no impact on the Company's consolidated financial statements since there was no outstanding nonemployee share-based payment awards for which there was unrecognized compensation expense.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Leases, Topic 842 (ASU 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard in the first quarter of fiscal 2019 using a modified retrospective transition approach to leases existing at, or entered into after, February 3, 2019. Under this transition method, comparative prior periods, including disclosures, will not be restated and a cumulative adjustment will be recognized to the opening balance of retained earnings. Additionally, the Company intends to elect the transition package of practical expedients which, among other things, allows the Company to not reassess historical lease classification. The Company expects to not elect the hindsight practical expedient. The Company expects that the discounted amount of operating leases listed in Note 13 - "Commitments and Contingencies" will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued Intangibles—Goodwill and Other—Internal-Use Software, Subtopic 350-40 (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The new standard can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adopting the new accounting standard will have on its consolidated financial statements.

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	February 2, 2019	February 3, 2018
Land and improvements	—	$3,236,000	$3,236,000
Buildings and improvements	5-40	39,397,000	39,087,000
Transmission and production equipment	5-10	7,312,000	6,918,000
Office and warehouse equipment	3-15	19,227,000	18,827,000
Computer hardware, software and telephone equipment	3-10	89,421,000	86,421,000
Leasehold improvements	3-5	2,682,000	2,637,000
		161,275,000	157,126,000
Less — Accumulated depreciation		(110,157,000)	(105,078,000)
		$51,118,000	$52,048,000

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense in fiscal 2018, fiscal 2017 and fiscal 2016 was $9,999,000, $10,141,000 and $11,118,000.

(4)  Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	February 2, 2019		February 3, 2018
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,786,000	$(502,000)	$1,786,000	$(336,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $165,000, $165,000 and $91,000 for fiscal 2018, fiscal 2017 and fiscal 2016. Estimated amortization expense is $165,000 for fiscal 2019 and fiscal 2020, $157,000 for fiscal 2021, and $96,000 for fiscal 2022 and fiscal 2023.
Sale of Boston Television Station, WWDP and FCC Broadcast License
On August 28, 2017, the Company entered into two agreements with unrelated parties to sell its Boston television station, WWDP, including the Company's FCC broadcast license, for an aggregate of $13,500,000. During the fiscal 2017 fourth quarter, the Company closed on the asset purchase agreement to sell substantially all the assets primarily related to its television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), which included an intangible FCC broadcasting license asset. The Company recorded a pre-tax operating gain on the television station sale of $551,000 during the fourth quarter of fiscal 2017 upon the closing of the transaction. During the fiscal 2018 fourth quarter, the Company received the remainder of the sales price, which resulted from the satisfaction of the Station being carried by certain designated carriers, and recorded a pre-tax operating gain of $665,000 upon the resolution of this gain contingency.

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	February 2, 2019	February 3, 2018
Accrued cable access fees	$18,241,000	$22,120,000
Accrued salaries and related	2,493,000	2,105,000
Allowance for sales returns	8,097,000	3,544,000
Other	8,543,000	7,877,000
	$37,374,000	$35,646,000

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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
As of February 2, 2019 and February 3, 2018 the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of February 2, 2019 and February 3, 2018 the Company also had a long-term variable rate PNC Credit Facility, classified as Level 2, with carrying values of $71,420,000 and $73,899,000. As of February 2, 2019 and February 3, 2018, $2,488,000 and $2,326,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on its carrying value, due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.
Non-Financial Assets Measured at Fair Value - Nonrecurring Basis
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
The following table provides a reconciliation of the beginning and ending balances of non-financial assets measured at fair value on a nonrecurring basis that use significant unobservable inputs (Level 3):

February 3, 2018
Intangible FCC Broadcasting License Asset:
Beginning balance	$12,000,000
Losses included in earnings (asset impairment)	—
Net gain recognized in earnings upon sale (a)	551,000
Sale (a)	(12,551,000)
Ending balance	$—
(a) During fiscal 2018, the Company received the remainder of the sales price and recorded an additional gain of $665,000 upon the resolution of a gain contingency, which resulted from the satisfaction of the Station being carried by certain designated carriers.

(8) Credit Agreements
The Company's long-term credit facility consists of:

	February 2, 2019	February 3, 2018
PNC revolving loan due July 27, 2023, principal amount	$53,900,000	$59,900,000
PNC term loan due July 27, 2023, principal amount	17,643,000	14,148,000
Less unamortized debt issuance costs	(123,000)	(149,000)
PNC term loan due July 27, 2023, carrying amount	17,520,000	13,999,000
Total long-term credit facility	71,420,000	73,899,000
Less current portion of long-term credit facility	(2,488,000)	(2,326,000)
Long-term credit facility, excluding current portion	$68,932,000	$71,573,000

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of February 2, 2019, the Company had borrowings of $53.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of February 2, 2019 was approximately $15.7 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's GACP Term Loan and reduce its revolving credit facility borrowings. As of February 2, 2019, there was approximately $17.6 million outstanding under the PNC Credit Facility term loan of which $2.5 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before July 27, 2019, 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021; and no fee if terminated after July 27, 2021. As of February 2, 2019, the imputed effective interest rate on the PNC term loan was 6.4%.
Interest expense recorded under the PNC Credit Facility was $3,499,000, $4,128,000 and $3,819,000 for fiscal 2018, fiscal 2017 and fiscal 2016.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. As the Company's unused line availability was greater than $10.0 million at February 2, 2019, no additional cash was required to be restricted. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of February 2, 2019, the Company's unrestricted cash plus unused line availability was $36.2 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred financing costs, net of amortization, relating to the revolving line of credit was $561,000 and $656,000 as of February 2, 2019 and February 3, 2018 and are included within other assets within the accompanying balance sheet. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, the Company retired its term loan (the "GACP Term Loan") under a credit and security agreement with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. The Company recorded a loss on debt extinguishment of $1.5 million during fiscal 2017. The fiscal 2017 loss on debt extinguishment includes early termination and lender fees of $334,000 and a write-off of unamortized debt issuance costs of $1.1 million, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt. Interest expense recorded under the GACP Credit Agreement was $940,000 and $2,099,000 for fiscal 2017 and fiscal 2016.
The aggregate maturities of the Company's long-term credit facility as of February 2, 2019 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2019	$2,488,000	$—	$2,488,000
2020	2,714,000	—	2,714,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	53,900,000	60,913,000
	$17,643,000	$53,900,000	$71,543,000

(9)  Shareholders' Equity
Common Stock
The Company currently has authorized 99,600,000 shares of undesignated capital stock, of which 67,919,349 shares were issued and outstanding as common stock as of February 2, 2019. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under our PNC Credit Facility.
Preferred Stock
The Company authorized 400,000 Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, during fiscal 2015 as part of the Shareholder Rights Plan. As of February 2, 2019, there were zero shares issued and outstanding. See Note 12 - "Income Taxes" for additional information.
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
Warrants
As of February 2, 2019, the Company had outstanding warrants to purchase 5,349,365 shares of the Company’s common stock ("Warrants"), of which 3,974,365 are fully exercisable. The Warrants expire five to seven years from the date of grant. The

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants issued during fiscal 2016 and fiscal 2017 were in connection with the Purchase Agreements (as described and defined below), including the related option exercises, which the Company entered into with certain accredited investors on September 14, 2016. The Warrants issued on November 27, 2018 were in connection with and as consideration for entering into a services and trademark licensing agreement between the Company and Fonda, Inc. (as described below). The following table summarizes information regarding Warrants outstanding at February 2, 2019:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	2,976,190	2,976,190	$2.90	September 19, 2021
November 10, 2016	333,873	333,873	$3.00	November 10, 2021
January 23, 2017	489,302	489,302	$1.76	January 23, 2022
March 16, 2017	50,000	50,000	$1.92	March 16, 2022
November 27, 2018	500,000	125,000	$1.05	November 27, 2025
November 27, 2018	1,000,000	—	$3.00	November 27, 2025
On November 27, 2018, the Company issued warrants to Fonda, Inc. for 1,500,000 shares of our common stock in connection with and as consideration for entering into a services and trademark licensing agreement between the companies. Under the agreement, the parties plan to develop and market one or more lines of products, including a fitness and wellness lifestyle brand.  Additionally, the agreement identifies Jane Fonda as the primary spokesperson for the brand on our television network. The parties also plan to partner with key retailers to offer a brick & mortar version of the brand.  Of the warrant shares issued, 500,000 have an exercise price of $1.05 per share representing the closing price of the Company's stock on the date the agreement was signed. The warrants vested as to 125,000 warrant shares on the date of grant and 125,000 of the warrant shares will vest on each of the first, second and third anniversaries of the date of grant. Of the warrant shares issued, 1,000,000 have an exercise price of $3.00 per share. These will vest in full on the date when the dollar volume-weighted average price of our common stock equals or exceeds $3.00 for 30 trading days. The aggregate market value on the date of the award was $441,000 and is being amortized as cost of sales over the three year services and trademark licensing agreement term. Compensation expense relating to the warrant issuance was $26,000 for fiscal 2018. As of February 2, 2019, there was $415,000 of total unrecognized compensation cost related to warrant issuances which is expected to be recognized over a weighted average period of 2.8 years.
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
Restricted Stock Award
On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 1,500,000 restricted shares of the Company's common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a successful skin-care brand with a loyal customer base, that launched on the Company's television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company's television network. The restricted shares will vest in three tranches. Of the restricted shares granted, 500,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on the Company's television network. The remaining restricted shares will vest in equal amounts on January 4, 2020 and January 4, 2021. The aggregate market value on the date of the award was $1,408,000 and is being amortized as cost of sales over the three year vendor exclusivity agreement term. The estimated fair value of the restricted stock is based on the grant date closing price of the Company's stock for time-based vesting awards.
Compensation expense relating to the restricted stock award grant was $89,000 for fiscal 2018. As of February 2, 2019, there was $1,319,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of restricted stock vested during fiscal 2018 was $225,000.
A summary of the status of the Company’s non-vested restricted stock award activity as of February 2, 2019 and changes during the twelve-month period then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 3, 2018	—	$—
Granted	1,500,000	$0.94
Vested	(500,000)	$0.94
Non-vested outstanding, February 2, 2019	1,000,000	$0.94
Stock Purchase from NBCU
On January 31, 2017, the Company purchased from NBCUniversal Media, LLC (“NBCU”) 4,400,000 shares of the Company's common stock for approximately $5 million or $1.12 per share pursuant to the Repurchase Letter Agreement. Immediately following the Company's share purchase, the direct equity ownership of NBCU in the Company consisted of 2,741,849 shares of common stock, or 4.5% of the Company's outstanding common stock. Upon the settlement, the NBCU Shareholder Agreement was terminated pursuant to the Repurchase Letter Agreement. As of February 3, 2018, the Company believes that NBCU sold its remaining shares of the Company's common stock. See Note 17 - "Related Party Transactions" for additional information.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2018, fiscal 2017 and fiscal 2016 related to stock option awards was $1,157,000, $915,000 and $522,000. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of February 2, 2019, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 13,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2018			Fiscal 2017			Fiscal 2016
Expected volatility	72%	-	78%	81%			81%	-	84%
Expected term (in years)	6 years			6 years			6 years
Risk-free interest rate	2.8%	-	3.0%	2.0%	-	2.2%	1.4%	-	2.2%
A summary of the status of the Company’s stock option activity as of February 2, 2019 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 3, 2018	3,384,000	$1.64	112,000	$4.86
Granted	2,264,000	$1.02	—	$—
Exercised	(165,000)	$1.10	—	$—
Forfeited or canceled	(724,000)	$1.67	(5,000)	$4.62
Balance outstanding, February 2, 2019	4,759,000	$1.36	107,000	$4.87
Options exercisable at February 2, 2019	1,554,000	$1.84	107,000	$4.87

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information regarding stock options outstanding at February 2, 2019:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	4,759,000	$1.36	8.2	$—	4,396,000	$1.38	8.2	$—
2004 Incentive:	107,000	$4.87	4.7	$—	107,000	$4.87	4.7	$—
The weighted average grant-date fair value of options granted in fiscal 2018, fiscal 2017 and fiscal 2016 was $0.74, $0.91 and $0.96. The total intrinsic value of options exercised during fiscal 2018, fiscal 2017 and fiscal 2016 was $26,000, $15,000 and $0. As of February 2, 2019, total unrecognized compensation cost related to stock options was $1,506,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is included in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded if and when realized, and totaled $7,000, $6,000 and $0 in fiscal 2018, fiscal 2017 and fiscal 2016. The Company has not recorded any income tax benefit from the exercise of stock options in these fiscal years, due to the uncertainty of realizing income tax benefits in the future.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $1,792,000, $1,973,000 and $1,424,000 for fiscal 2018, fiscal 2017 and fiscal 2016. As of February 2, 2019, there was $1,848,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock units vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $1,216,000, $409,000 and $761,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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
The Company granted 747,000, 562,000 and 411,000 market-based restricted stock performance units to executives as part of the Company's long-term incentive program during fiscal 2018, fiscal 2017 and fiscal 2016. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2018			Fiscal 2017	Fiscal 2016
Total grant date fair value	$859,000			$860,000	$645,000
Total grant date fair value per share	$1.07	-	$1.30	$1.53	$0.98	-	$1.82
Expected volatility	73%	-	76%	75%	71%	-	77%
Weighted average expected life (in years)	3 years			3 years	3 years
Risk-free interest rate	2.4%	-	2.7%	1.5%	0.7%	-	1.0%

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
During Fiscal 2016, the Company also granted 625,000 shares of restricted stock units in conjunction with an employment agreement upon the appointment of Robert Rosenblatt as permanent Chief Executive Officer. The restricted stock units vest in three tranches. Tranche 1 (one-third of the shares subject to the award) vested on the date of grant. Tranche 2 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $4.00 per share and the executive has been continuously employed at least one year. Tranche 3 (one-third) will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $6.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before the tenth anniversary of the grant date. The total grant date fair value was estimated to be $958,000 and is being amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock unit activity as of February 2, 2019 and changes during the twelve-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 3, 2018	1,389,000	$1.53	1,440,000	$1.27	2,829,000	$1.40
Granted	747,000	$1.15	1,710,000	$1.01	2,457,000	$1.05
Vested	—	$—	(1,088,000)	$1.23	(1,088,000)	$1.23
Forfeited	(507,000)	$1.56	(255,000)	$1.38	(762,000)	$1.50
Non-vested outstanding, February 2, 2019	1,629,000	$1.35	1,807,000	$1.04	3,436,000	$1.18

(10)  Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its interactive video and digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its video commerce television, online website, evine.com and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the evine.com website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then placing their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company. Certain fiscal 2017 and fiscal 2016 product category amounts in the accompanying table have been reclassified to conform to our fiscal 2018 product category groupings.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on net sales by significant product groups are as follows (in thousands):

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Jewelry & Watches	$212,383	$230,376	$245,202
Home & Consumer Electronics	135,184	147,769	144,651
Beauty & Wellness	102,099	100,829	101,113
Fashion & Accessories	94,295	108,409	109,615
All other (primarily shipping & handling revenue)	52,676	60,837	65,632
Total	$596,637	$648,220	$666,213

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
The terms of the asset purchase agreement included an upfront cash payment of $508,000, a working capital holdback of $67,000 together with earn-out payments. The earn-out payments were calculated based on Princeton's EBITDA for each of two years after the closing date.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12)  Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of February 2, 2019 and February 3, 2018 were as follows (in thousands):

	February 2, 2019	February 3, 2018
Accruals and reserves not currently deductible for tax purposes	$5,281	$4,220
Inventory capitalization	1,339	1,354
Differences in depreciation lives and methods	(1,382)	(475)
Differences in basis of intangible assets	43	23
Differences in investments and other items	1,432	629
Net operating loss carryforwards	85,138	80,880
Valuation allowance	(91,851)	(86,631)
Net deferred tax liability	$—	$—
The income tax benefit (provision) consisted of the following (in thousands):

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Current	$(65)	$(60)	$(13)
Deferred	—	3,505	(788)
	$(65)	$3,445	$(801)
A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Taxes at federal statutory rates	21.0%	33.8%	35.0%
State income taxes, net of federal tax benefit	5.9	40.4	11.9
Provision to return true-up	(2.5)	(41.6)	18.1
Non-cash stock option vesting expense	(1.2)	(12.2)	(2.3)
FCC license deferred tax liability impact on valuation allowance	—	100.4	(9.4)
Impact of Tax Act on deferred tax valuation	—	(1,382.3)	—
Valuation allowance and NOL carryforward benefits	(23.6)	1,365.3	(60.9)
Other	0.1	0.5	(2.5)
Effective tax rate	(0.3)%	104.3%	(10.1)%
Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of February 2, 2019 and February 3, 2018 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of February 2, 2019, the Company has federal net operating loss carryforwards ("NOLs") of approximately $338 million which are available to offset future taxable income. The Company's federal NOLs generated prior to 2018 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company's federal NOLs generated in 2018 and after can be carried forward indefinitely.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For the year ended February 3, 2018 the income tax benefit included a non-cash tax charge of approximately $643,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. The income tax benefit also included a net, non-cash benefit of approximately $4,147,000 generated by the reversal of the Company’s long-term deferred tax liability relating to the Company's FCC license asset. This deferred tax reversal was the result of the payments received during fiscal 2017 in connection with the sale of the Company's television broadcast station, WWDP(TV), discussed further in Note 4 - "Intangible Assets". The Company recognized a tax gain in conjunction with this transaction which was largely offset with the Company’s available NOLs.
For the year ended January 28, 2017, the income tax provision included a non-cash tax charge of approximately $788,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance.
As of February 2, 2019 and February 3, 2018, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2017, 2016, 2015 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.
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
The phase-in of the lower corporate tax rate has resulted in a blended rate of 33.8% for fiscal 2017, as compared to the previous 35%. The income tax effects of the Tax Act required the remeasurement of our deferred tax assets and liabilities in accordance with ASC Topic 740.  The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") that allows companies to record provisional estimates of the impacts of the Tax Act during a measurement period of up to one year from the enactment which is similar to the measurement period used when accounting for business combinations.  The Company has estimated the effects of the Tax Act, which have been reflected in our fiscal 2017 financial statements. The Tax Act did not have an impact on the Company's tax benefit for fiscal 2017 due to the full valuation allowance against the Company's deferred tax assets.
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

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(13) Commitments and Contingencies
Cable and Satellite Distribution Agreements
As of February 2, 2019, the Company has entered into distribution agreements with cable operators, direct-to-home satellite providers, telecommunications companies and broadcast television stations to distribute our television network over their systems. The terms of the distribution agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The distribution agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company's programming. For fiscal 2018, fiscal 2017 and fiscal 2016 the Company expensed approximately $89,066,000, $91,270,000 and $98,317,000 under these distribution agreements.
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
Future cable and satellite distribution cash commitments at February 2, 2019 are as follows:

Fiscal Year	Amount

2019	$56,362,000
2020	39,352,000
2021	1,897,000
2022	—
2023 and thereafter	—

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employment Agreements
The Company has entered into employment agreements with some of its on-air hosts with original terms of 12 months with automatic annual one-year renewals and with the chief executive officer of the Company with an original term of 24 months followed by automatic one-year renewals. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation related to these agreements at February 2, 2019 was approximately $1,968,000.
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
The Company has established guidelines regarding severance for its senior executive officers, whereby if a senior executive officer's employment terminates for reasons other than change of control, up to 15 months of the executive's highest annual rate of base salary for those serving as Executive Vice President and up to 12 months of the executive's highest annual rate of base salary for those serving as Senior Vice President may become payable. If an Executive Vice President's employment terminates within a one-year period commencing on the date of a change in control or within six months preceding the date of a change in control, up to 18 months of the executive's highest annual rate of base salary, plus 1.5 times the target annual incentive bonus determined from such base salary, may become payable. If a Senior Vice President's employment terminates within a one-year period commencing on the date of a change in control or within six months preceding the date of a change in control, up to 15 months of the executive's highest annual rate of base salary, plus 1.25 times the target annual incentive bonus determined from such base salary, may become payable.
Operating Lease Commitments
The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices at subsidiary locations, satellite transponder, television transmission equipment and office equipment.
Future minimum lease payments for operating leases at February 2, 2019 are as follows:

Future Minimum Lease Payments:	Amount

2019	$1,005,000
2020	604,000
2021	—
2022	—
2023 and thereafter	—
Total rent expense under such agreements was approximately $1,407,000 in fiscal 2018, $1,408,000 in fiscal 2017 and $1,898,000 in fiscal 2016.
Capital Lease Commitments
The Company leases certain office equipment under non-cancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was approximately $41,000 at February 2, 2019.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments for assets under capital leases at February 2, 2019 are as follows:

Future Minimum Lease Payments:	Amount

2019	$13,000
2020	8,000
2021	8,000
2022	2,000
2023 and thereafter	—
Total minimum lease payments	31,000
Less: Amounts representing interest	(2,000)
29,000
Less: Current portion	(12,000)
Long-term capital lease obligation	$17,000
Retirement Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. Matching contributions are contributed to the plan on a per pay period basis. The Company currently provides a contribution match of $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. Company plan contributions expense totaled $1,476,000, $1,268,000 and $1,321,000 for fiscal 2018, fiscal 2017 and fiscal 2016, of which $0 was accrued and outstanding at February 2, 2019, February 3, 2018 and January 28, 2017.

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

(15) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Supplemental Cash Flow Information:
Interest paid	$3,098,000	$4,818,000	$5,061,000
Income taxes paid	$16,000	$36,000	$51,000
Supplemental non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$473,000	$213,000	$1,060,000
Equipment acquired through capital lease obligations	$41,000	$—	$—
Common stock issuance costs included in accrued liabilities	$—	$—	$115,000
Deferred financing costs included in accrued liabilities	$—	$—	$14,000

(16) Executive and Management Transition Costs
On January 1, 2019, the Company entered into a separation and release agreement with its President in connection with her resignation, effective January 1, 2019. On April 11, 2018, the Company entered into a transition and separation agreement with its Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16, 2018 and he served as a non-officer employee until June 1, 2018. On April 11, 2018, the Company announced the appointment

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of a new Chief Financial Officer, effective as of April 16, 2018. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2018, the Company recorded charges to income totaling $2,093,000, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2018 executive and management transitions.
On March 23, 2017, the Company announced the elimination of the position of Senior Vice President of Sales & Product Planning. In conjunction with this executive change as well as other executive and management terminations made during fiscal 2017, the Company recorded charges to income totaling $2,145,000, which relate primarily to severance payments made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2017 executive and management transitions.
On February 8, 2016, the Company announced the resignation and departure of Mark Bozek, its Chief Executive Officer, and of its Executive Vice President - Chief Strategy Officer & Interim General Counsel. On August 18, 2016, the Company announced that Robert Rosenblatt was appointed permanent Chief Executive Officer, effective immediately, and entered into an executive employment agreement with Mr. Rosenblatt. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2016, the Company recorded charges to income totaling $4,411,000, which relate primarily to severance payments to be made as a result of the executive officer terminations and other direct costs associated with the Company's 2016 executive and management transitions.

(17) Related Party Transactions
Relationship with GE Equity, Comcast and NBCU
Until April 29, 2016, the Company was a party to an amended and restated shareholder agreement, dated February 25, 2009 (the “GE/NBCU Shareholder Agreement”), with GE Equity and NBCU, which provided for certain corporate governance and standstill matters. The Company has a significant cable distribution agreement with Comcast, of which NBCU is an indirect subsidiary, and believes that the terms of the distribution agreement are comparable to those with other cable system operators. On April 29, 2016, the GE/NBCU Shareholder Agreement was terminated and the Company entered into a new Shareholder Agreement (the “NBCU Shareholder Agreement”) with NBCU.
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
Director Relationships
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, was a member of Newgistics Board of Directors until October 2017, when Newgistics was acquired by a third party. The Company made payments to Newgistics totaling approximately $4,474,000 and $4,910,000 during fiscal 2017 and fiscal 2016.
One of the Company's directors, Thomas Beers, has a minority interest in one of the Company's on-air food suppliers. The Company made inventory payments to this supplier totaling approximately $0, $1,156,000 and $1,866,000 during fiscal 2018, fiscal 2017 and fiscal 2016.

(18) Quarterly Results (Unaudited)
The following summarized unaudited results of operations for the quarters in fiscal 2018 and fiscal 2017 have been prepared on the same basis as the annual financial statements and reflect normal recurring adjustments that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter due to seasonality and the timing of operating expenses. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

EVINE Live INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Total
	(In thousands, except percentages and per share amounts)
Fiscal 2018
Net sales	$156,505	$150,799	$131,714	$157,619	$596,637
Gross profit	56,255	56,870	47,155	46,567	206,847
Gross profit margin	35.9%	37.7%	35.8%	29.5%	34.7%
Operating expenses	58,202	56,001	55,537	55,731	225,471
Operating income (loss) (b)	(1,947)	869	(8,382)	(9,164)	(18,624)
Other expense, net	(1,019)	(889)	(755)	(805)	(3,468)
Income tax provision	(20)	(20)	(20)	(5)	(65)
Net loss (b)	$(2,986)	$(40)	$(9,157)	$(9,974)	$(22,157)

Net loss per share	$(0.05)	$(0.00)	$(0.14)	$(0.15)	$(0.34)
Net loss per share — assuming dilution	$(0.05)	$(0.00)	$(0.14)	$(0.15)	$(0.34)
Weighted average shares outstanding:
Basic	65,361	66,009	66,352	66,571	66,073
Diluted	65,361	66,009	66,352	66,571	66,073

Fiscal 2017
Net sales	$156,343	$148,949	$150,212	$192,716	$648,220
Gross profit	56,286	56,480	57,294	65,052	235,112
Gross profit margin	36.0%	37.9%	38.1%	33.8%	36.3%
Operating expenses	56,867	56,951	57,648	60,424	231,890
Operating income (loss) (c)	(581)	(471)	(354)	4,628	3,222
Other expense, net	(2,406)	(1,311)	(1,373)	(1,434)	(6,524)
Income tax benefit (provision)	(209)	(209)	624	3,239	3,445
Net income (loss) (c)	$(3,196)	$(1,991)	$(1,103)	$6,433	$143

Net income (loss) per share	$(0.05)	$(0.03)	$(0.02)	$0.10	$0.00
Net income (loss) per share — assuming dilution	$(0.05)	$(0.03)	$(0.02)	$0.10	$0.00
Weighted average shares outstanding:
Basic	60,919	64,091	65,191	65,279	63,870
Diluted	60,919	64,091	65,191	65,672	63,968

(a)	As a result of the Company's retail calendar, the fourth quarter of fiscal 2018 includes 13 weeks of operations as compared to 14 weeks in the fourth quarter of fiscal 2017.

(b)
Net loss and operating loss for the first, third and fourth quarters of fiscal 2018 includes executive and management transition costs of $1,024,000, $408,000 and $661,000. Net loss and operating loss for the fourth quarter of fiscal 2018 also includes a $665,000 gain on the television station sale.

(c) Net income (loss) and operating income (loss) for the first, second, third and fourth quarters of fiscal 2017 includes executive and management transition costs of $506,000, $572,000, $893,000, and $174,000. In addition, net income (loss) for the first, third and fourth quarters of fiscal 2017 includes loss on debt extinguishment of $913,000, $221,000 and $323,000. Net income and operating income for the fourth quarter of fiscal 2017 also includes a $551,000 gain on the television station sale.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of February 2, 2019, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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
Management assessed the effectiveness of our company’s internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
Based on management’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of February 2, 2019.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting as of February 2, 2019. The Deloitte & Touche LLP attestation report is set forth below.

/s/ ROBERT J. ROSENBLATT
Robert J. Rosenblatt
Chief Executive Officer
(Principal Executive Officer)

/s/ DIANA G. PURCEL
Diana G. Purcel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

March 29, 2019

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2018. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the fourth fiscal quarter of 2018 that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
EVINE Live Inc. and Subsidiaries
Eden Prairie, Minnesota

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of EVINE Live Inc. and subsidiaries (the "Company") as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2019 of the Company and our report dated March 29, 2019 expressed an unqualified opinion on those financial statements.
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
March 29, 2019

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading "Executive Officers of the Registrant" and with respect to other information relating to our executive officers and directors and our audit and other committees is incorporated herein by reference to the sections titled "Proposal 1 — Election of Directors," "Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
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

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2018," "Executive Compensation" and "Board of Directors and Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated herein by reference to the sections titled "Certain Relationships and Transactions" and "Board of Directors and Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated herein by reference to the section titled "Proposal 2 — Ratification of the Independent Registered Public Accounting Firm" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018

•	Consolidated Statements of Operations for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

•	Consolidated Statements of Shareholders’ Equity for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

•	Consolidated Statements of Cash Flows for the Years Ended February 2, 2019, February 3, 2018, and January 28, 2017

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
All schedules have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference(A)
3.2	First Amended and Restated By-Laws of the Registrant	Incorporated by reference(B)
3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Minnesota	Incorporated by reference(C)
4.1	Shareholder Rights Plan, dated as of July 13, 2015, by and between the Registrant and Wells Fargo Bank, N.A., as rights agent	Incorporated by reference(D)
4.2	Restricted Stock Award Agreement, dated November 23, 2018, in favor of Flageoli Classic Limited, LLC	Incorporated by reference(E)
4.3	Warrant, dated November 27, 2018, in favor of Fonda, Inc. (time vested)	Incorporated by reference(F)
4.4	Warrant, dated November 27, 2018, in favor of Fonda, Inc. (price vested)	Incorporated by reference(G)
4.5	Form of Restricted Stock Award Agreement with vendors	Incorporated by reference(H)
4.6	Form of Restricted Stock Unit Award Agreement with vendors	Incorporated by reference(I)
10.1	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(J)†
10.2	Form of Incentive Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.3	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.4	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.5	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(N)†
10.6	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(O)†
10.7	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(P)†
10.8	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(Q)†
10.9	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(R)†
10.10	Form of Restricted Stock Award Agreement under the 2011 Omnibus Stock Plan	Incorporated by reference(S)†
10.11	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(T)†
10.12	ValueVision Media, Inc. Executives’ Severance Benefit Plan	Incorporated by reference(U)†
10.13	Evine Live Inc. Executives’ Severance Benefit Plan	Incorporated by reference(V)†
10.14	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(W)†
10.15	Description of 2015 Annual Cash Incentive Plan	Incorporated by reference(X)†
10.16	Description of Director Compensation Program	Incorporated by reference(Y)†
10.17	Form of Non-Qualified Stock Option Agreement	Incorporated by reference(Z)†
10.18	Form of Performance Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(AA)†
10.19	Executive Employment Agreement by and between the Registrant and Robert Rosenblatt dated August 18, 2016	Incorporated by reference(BB)†
10.20	Shareholder Agreement, dated as of April 29, 2016, between EVINE Live Inc., and NBCUniversal Media, LLC	Incorporated by reference(CC)
10.21	Amended and Restated Registration Rights Agreement, dated February 25, 2009, among the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(DD)

Exhibit No.	Description	Method of Filing
10.22	Amendment to the Amended and Restated Registration Rights Agreement, dated as of April 29, 2016, among the Registrant, ASF Radio, L.P., and NBCUniversal Media, LLC	Incorporated by reference(EE)
10.23
Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(FF)
10.24
First Amendment to Revolving Credit and Security Agreement, dated May 1, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(GG)
10.25
Second Amendment to Revolving Credit and Security Agreement, dated July 30, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank, National Association, as agent for the lenders
Incorporated by reference(HH)
10.26
Third Amendment to Revolving Credit and Security Agreement, dated January 31, 2014, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(II)
10.27
Fourth Amendment to Revolving Credit and Security Agreement, dated March 6, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent for the lenders and certain other lenders
Incorporated by reference(JJ)
10.28
Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 8, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(KK)
10.29
Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 10, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(LL)
10.30
Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated September 7, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(MM)
10.31
Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 21, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(NN)
10.32
Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, dated September 25, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(OO)
10.33
Tenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated July 27, 2018, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Incorporated by reference(PP)
10.34	Letter agreement, dated July 9, 2015, between the Company and GE Capital Equity Investments, Inc.	Incorporated by reference(QQ)
10.35	Asset Purchase Agreement, dated November 17, 2014, between Dollars Per Minute, Inc. and the Registrant	Incorporated by reference(RR)
10.36	Form of Securities Purchase Agreement, including Form of Warrant and Form of Option, dated September 14, 2016, between the Registrant and the purchasers referenced therein	Incorporated by reference(SS)
10.37	Form of Amendment to Option issued pursuant to the Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference(TT)
10.38	Form of Amendment to Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference(UU)
10.39	First Amended and Restated Option, dated March 16, 2017, among the Registrant and TH Media Partners, LLC	Incorporated by reference(VV)

Exhibit No.	Description	Method of Filing
10.40	Repurchase Letter Agreement, dated January 30, 2017 between the Company and NBCUniversal Media, LLC	Incorporated by reference(WW)
10.41	Cooperation Agreement, dated March 19, 2018, between the Company and the Clinton Group, Inc.	Incorporated by reference(XX)
10.42	Common Stock Purchase Agreement, dated May 23, 2017, between EVINE Live Inc., and the purchasers identified therein	Incorporated by reference(YY)
10.43	Form of Restricted Stock Unit Award Agreement under 2011 Omnibus Incentive Plan	Incorporated by reference(ZZ)†
10.44	Transition and Separation Agreement, dated April 11, 2018, by and between the Registrant and Timothy J. Peterman	Incorporated by reference(AAA)†
10.45	Employment Offer Letter, dated April 11, 2018, by and between the Registrant and Diana Purcel	Incorporated by reference(BBB)†
10.46	Employment Offer Letter, dated May 29, 2018, by and between the Registrant and Anne Martin-Vachon	Incorporated by reference(CCC)†
10.47	Separation and Release Agreement by and between Anne Martin-Vachon and EVINE Live Inc. dated January 1, 2019	Incorporated by reference(DDD)†
10.48	EVINE Live Inc. 2011 Omnibus Incentive Plan, as amended April 23, 2018	Incorporated by reference(EEE)†
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014 filed on November 18, 2014, File No. 0-20243.
B	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 7, 2016, File No. 001-37495.
C	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
D	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.
F	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.
G	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.
H	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.

I	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.
J	Incorporated herein by reference to Annex A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
K	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
L	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
N	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
P	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 23, 2006, File No. 0-20243.
Q	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 30, 2016, filed on August 26, 2016, File No. 001-37495.
T	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2012, filed on November 29, 2012, File No. 0-20243.
U	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 3, 2014 and filed on June 6, 2014, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2016, filed July 27, 2016, File No. 001-37495.
W	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
X	Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
Y	Incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
Z	Incorporated herein by reference to Exhibit 4.9 to the Registration’s Registration Statement on Form S-8 filed on July 1, 2011, File No. 333-175320.
AA	Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
BB	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 18, 2016, filed August 24, 2016, File No. 001-37495.
CC	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, filed on May 2, 2016, File No. 001-37495.
DD	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
EE	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 29, filed on May 2, 2016; file no. 001-37495.
FF	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
GG	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2013, filed on May 7, 2013, File No. 0-20243.
HH	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated September 6, 2013, filed on September 6, 2013, File No. 0-20243.
II	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2014, filed on February 5, 2014, File No. 0-20243.
JJ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2015, filed on March 9, 2015, File No. 0-20243.

KK	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 8, 2015, filed on October 13, 2015, File No. 001-37495.
LL	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2016, filed on March 10, 2016, File No. 001-37495.
MM	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2016, filed on November 30, 2016, File No. 001-37495.
NN	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.
OO	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2017, filed on December 4, 2017, File No. 001-37495.
PP	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 4, 2018, filed on September 7, 2018, File No. 001-37495.
QQ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
RR	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2014, filed on November 18, 2014, File No. 0-20243.
SS	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2016, filed on September 15, 2016, File No. 001-37495.
TT	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2016, filed on November 4, 2016, File No. 001-37495.
UU	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2016, filed on December 16, 2016, File No. 001-37495.
VV	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.
WW	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2017, filed on January 31, 2017, File No. 001-37495.
XX	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 19, 2018, filed on March 20, 2018, File No. 001-37495.
YY	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2017, filed on May 25, 2017, File No. 001-37495.
ZZ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2018, filed on March 15, 2018, File No. 001-37495.
AAA	Incorporated herein by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed on April 11, 2018, File No. 001-37495.
BBB	Incorporated herein by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed on April 11, 2018, File No. 001-37495.
CCC	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2018, File No. 001-37495.
DDD	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2019, File No. 001-37495.
EEE	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2018, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of Section B or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2019.

EVINE Live Inc. (Registrant)

By:	/s/ ROBERT J. ROSENBLATT

Robert J. Rosenblatt
Chief Executive Officer

Each of the undersigned hereby appoints Robert Rosenblatt and Diana Purcel, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2019.

Name	Title

/s/ ROBERT J. ROSENBLATT	Chief Executive Officer and Director (Principal Executive Officer)
Robert J. Rosenblatt

/s/ DIANA G. PURCEL	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Diana G. Purcel

/s/ LANDEL C. HOBBS	Chairman of the Board
Landel C. Hobbs

Director
Thomas D. Beers

/s/ NEAL S. GRABELL	Director
Neal S. Grabell

/s/ MARK K. HOLDSWORTH	Director
Mark K. Holdsworth

/s/ LISA A. LETIZIO	Director
Lisa A. Letizio

/s/ FRED R. SIEGEL	Director
Fred R. Siegel

/s/ ALEXANDER B. SPIRO	Director
Alexander B. Spiro