Form 10-Q
period 2019-05-04
EVINE Live Inc.
filed 2019-06-12
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2019
Commission File Number 001-37495
EVINE Live Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6740 Shady Oak Road, Eden Prairie, MN 55344-3433
(Address of Principal Executive Offices, including Zip Code)
952-943-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	EVLV	Nasdaq Global Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 7, 2019, there were 76,288,036 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

EVINE Live Inc. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 4, 2019

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 4, 2019	February 2, 2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$28,739	$20,485
Restricted cash equivalents	450	450
Accounts receivable, net	72,181	81,763
Inventories	57,168	65,272
Prepaid expenses and other	8,112	9,053
Total current assets	166,650	177,023
Property and equipment, net	49,950	51,118
Other assets	3,179	1,846
TOTAL ASSETS	$219,779	$229,987
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,875	$56,157
Accrued liabilities	36,981	37,374
Current portion of long term credit facility	2,714	2,488
Current portion of operating lease liabilities	824	—
Deferred revenue	35	35
Total current liabilities	100,429	96,054
Other long term liabilities	376	50
Long term credit facility	68,037	68,932
Total liabilities	168,842	165,036
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 99,600,000 shares authorized; 76,230,985 and 67,919,349 shares issued and outstanding	762	679
Additional paid-in capital	449,090	442,197
Accumulated deficit	(398,915)	(377,925)
Total shareholders' equity	50,937	64,951
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$219,779	$229,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month
	Periods Ended
	May 4, 2019	May 5, 2018
	(In thousands, except share and per share data)
Net sales	$131,521	$156,505
Cost of sales	94,228	100,250
Gross profit	37,293	56,255
Operating expense:
Distribution and selling	46,864	48,887
General and administrative	6,869	6,719
Depreciation and amortization	1,679	1,572
Executive and management transition costs	2,031	1,024
Total operating expense	57,443	58,202
Operating loss	(20,150)	(1,947)
Other income (expense):
Interest income	5	7
Interest expense	(830)	(1,026)
Total other expense, net	(825)	(1,019)
Loss before income taxes	(20,975)	(2,966)
Income tax provision	(15)	(20)
Net loss	$(20,990)	$(2,986)
Net loss per common share	$(0.31)	$(0.05)
Net loss per common share — assuming dilution	$(0.31)	$(0.05)
Weighted average number of common shares outstanding:
Basic	67,318,462	65,360,951
Diluted	67,318,462	65,360,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH PERIODS ENDED MAY 4, 2019 AND MAY 5, 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Three Months Ended May 4, 2019	(In thousands, except share data)
BALANCE, February 2, 2019	67,919,349	$679	$442,197	$(377,925)	$64,951
Net loss	—	—	—	(20,990)	(20,990)
Common stock issuances pursuant to equity compensation awards	311,636	3	(11)	—	(8)
Share-based payment compensation	—	—	966	—	966
Common stock and warrant issuance	8,000,000	80	5,938	—	6,018
BALANCE, May 4, 2019	76,230,985	$762	$449,090	$(398,915)	$50,937

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Three Months Ended May 5, 2018	(In thousands, except share data)
BALANCE, February 3, 2018	65,290,458	$653	$439,111	$(355,768)	$83,996
Net loss	—	—	—	(2,986)	(2,986)
Common stock issuances pursuant to equity compensation awards	297,879	3	(103)	—	(100)
Share-based payment compensation	—	—	820	—	820
BALANCE, May 5, 2018	65,588,337	$656	$439,828	$(358,754)	$81,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Month
	Periods Ended
	May 4, 2019	May 5, 2018
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(20,990)	$(2,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,629	2,620
Share-based payment compensation	966	820
Inventory impairment write-down	6,050	—
Amortization of deferred revenue	(8)	(9)
Amortization of deferred financing costs	55	52
Changes in operating assets and liabilities:
Accounts receivable, net	9,582	11,499
Inventories	2,054	(4,247)
Prepaid expenses and other	874	(3,798)
Accounts payable and accrued liabilities	3,533	7,745
Net cash provided by operating activities	4,745	11,696
INVESTING ACTIVITIES:
Property and equipment additions	(1,802)	(2,078)
Net cash used for investing activities	(1,802)	(2,078)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	58,300	50,500
Proceeds from issuance of common stock and warrants	6,000	—
Payments on revolving loan	(58,300)	(53,300)
Payments on term loan	(678)	(581)
Payments for restricted stock issuance	(8)	(100)
Payments on finance leases	(3)	—
Net cash provided by (used for) financing activities	5,311	(3,481)
Net increase in cash and restricted cash equivalents	8,254	6,137
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	20,935	24,390
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$29,189	$30,527
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$495	$912
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$91	$101
Common stock issuance costs included in accrued liabilities	$175	$—
Issuance of warrants	$193	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVINE Live Inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 4, 2019
(Unaudited)

(1) General
EVINE Live Inc. and its subsidiaries ("we," "our," "us," or the "Company") are collectively an interactive media company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Evine programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. Evine programming is also streamed live online at evine.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 2, 2019 has been derived from the Company's audited financial statements for the fiscal year ended February 2, 2019. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2019. Operating results for the three-month period ended May 4, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2018, ended on February 2, 2019, and consisted of 52 weeks. Fiscal 2019 will end February 1, 2020 and will contain 52 weeks. The three-month periods ended May 4, 2019 and May 5, 2018 each consisted of 13 weeks.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Leases, Topic 842 (ASU 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this standard in the first quarter of fiscal 2019 using a modified retrospective transition approach to leases existing at, or entered into after, February 3, 2019. See Note 3 - "Leases" for information on the impact of adopting ASU 2016-02 on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
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

(3) Leases
Adoption of Leases, Topic 842
On February 3, 2019, the Company adopted ASU No. 2016-02, "Leases", and all related amendments using the modified retrospective method transition approach to leases existing at, or entered into after, February 3, 2019. Under this transition method, comparative prior periods, including disclosures, were not restated. The Company elected the transition package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification. The Company chose not to elect the hindsight practical expedient. The adoption of the standard did not have an impact on the Company's condensed consolidated statements of operations and there was no adjustment to its retained earnings opening balance sheet. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis.
The most significant impact of the new leases standard was the recognition of right-of-use assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. On February 3, 2019, the adoption of the new standard resulted in the recognition of a right-of-use asset of $1,474,000 and a lease liability of $1,407,000, and a reduction to prepaid expenses and other of $67,000.
The Company leases certain property and equipment, such as offices at subsidiary locations, transmission and production equipment, satellite transponder and office equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of May 4, 2019, the lease liability and right-of-use assets did not include any lease extension options.
The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

For the Three-Month Period Ended May 4, 2019
Operating lease cost	$265,000
Short-term lease cost	62,000
Variable lease cost (a)	20,000
(a) Includes variable costs of finance leases.
Finance lease costs included amortization of right-of-use assets of $3,000 and interest on lease liabilities of $1,000 for the three-month period ended May 4, 2019.
The Company did not obtain any right-of-use assets in exchange for operating and finance leases during the three-month period ended May 4, 2019. Supplemental cash flow information related to leases were as follows:

For the Three-Month Period Ended May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$264,000
Operating cash flows from finance leases	1,000
Financing cash flows from finance leases	3,000

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

May 4, 2019
Weighted average remaining lease term:
Operating leases	1.4 years
Finance leases	2.6 years
Weighted average discount rate:
Operating leases	5.5%
Finance leases	5.8%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	May 4, 2019
Assets
Operating lease right-of-use assets	Other assets	$1,227,000
Finance lease right-of-use assets	Property and equipment, net	25,000
Total lease right-of-use assets		$1,252,000
Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$824,000
Operating lease liabilities, excluding current portion	Other long term liabilities	337,000
Total operating lease liabilities		1,161,000
Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	10,000
Finance lease liabilities, excluding current portion	Other long term liabilities	16,000
Total finance lease liabilities		26,000
Total lease liabilities		$1,187,000
Future maturities of lease liabilities as of May 4, 2019 are as follows:

Fiscal year	Operating Leases	Finance Leases	Total
2019	$665,000	$10,000	$675,000
2020	542,000	8,000	550,000
2021	—	8,000	8,000
2022	—	2,000	2,000
2023	—	—	—
Thereafter	—	—	—
Total lease payments	1,207,000	28,000	1,235,000
Less imputed interest	(46,000)	(2,000)	(48,000)
Total lease liabilities	$1,161,000	$26,000	$1,187,000
As of May 4, 2019, the Company had no operating and finance leases that had not yet commenced.

Disclosures Related to Periods Prior to Adoption of Leases, Topic 842
Future minimum lease payments for assets under capital and operating leases at February 2, 2019 are as follows:

Future Minimum Lease Payments:	Capital Leases	Operating Leases

2019	$13,000	$1,005,000
2020	8,000	604,000
2021	8,000	—
2022	2,000	—
2023 and thereafter	—	—
Total minimum lease payments	31,000	$1,609,000
Less: Amounts representing interest	(2,000)
	29,000
Less: Current portion	(12,000)
Long-term capital lease obligation	$17,000

(4) Revenue
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of May 4, 2019 and February 2, 2019, the Company recorded a merchandise return liability of $7,528,000 and $8,097,000, included in accrued liabilities, and a right of return asset of $3,997,000 and $4,410,000, included in other current assets.
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
In accordance with ASC 606, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by significant product group is provided in Note 10 - "Business Segments and Sales by Product Group."
As of May 4, 2019, approximately $59,000 is expected to be recognized from remaining performance obligations within the next two years. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $8,000 and $9,000 for the three-month periods ended May 4, 2019 and May 5, 2018.
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of May 4, 2019 and February 2, 2019, the Company had approximately $64,656,000 and $74,787,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $7,579,000 and $8,533,000.

(5) Fair Value Measurements
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
As of May 4, 2019 and February 2, 2019, the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the condensed consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of May 4, 2019 and February 2, 2019, the Company also had a long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, with carrying values of $70,751,000 and $71,420,000. As of May 4, 2019 and February 2, 2019, $2,714,000 and $2,488,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(6) Intangible Assets
Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	May 4, 2019		February 2, 2019
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	5-15	$1,979,000	$(543,000)	$1,786,000	$(502,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark, a vendor exclusivity agreement (as further described below), and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $41,000 for the three-month periods ended May 4, 2019 and May 5, 2018. Estimated amortization expense is $194,000 for fiscal 2019, $204,000 for fiscal 2020, $195,000 for fiscal 2021, and $134,000 for fiscal 2022 and fiscal 2023.
On May 2, 2019, we entered into a five-year vendor exclusivity agreement with Sterling Time, LLC ("Sterling Time") and Invicta Watch Company of America, Inc. ("IWCA") in connection with the closing under the private placement securities purchase agreement described in Note 8 below. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA. The Company issued five-year warrants to purchase 3,500,000 shares of our common stock in connection with and as consideration for primarily entering into a vendor exclusivity agreement with the Company, which represented an aggregate value of $193,000. The vendor exclusivity agreement is being amortized as cost of sales over the five year agreement term. See Note 8 - "Shareholders' Equity" for additional information.

(7) Credit Agreements
The Company's long-term credit facility consists of:

	May 4, 2019	February 2, 2019
PNC revolving loan due July 27, 2023, principal amount	$53,900,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	16,964,000	17,643,000
Less unamortized debt issuance costs	(113,000)	(123,000)
PNC term loan due July 27, 2023, carrying amount	16,851,000	17,520,000
Total long-term credit facility	70,751,000	71,420,000
Less current portion of long-term credit facility	(2,714,000)	(2,488,000)
Long-term credit facility, excluding current portion	$68,037,000	$68,932,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through July 27, 2018, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company's previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
As of May 4, 2019, the Company had borrowings of $53.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of May 4, 2019 was approximately $5.7 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's GACP Term Loan and reduce its revolving credit facility borrowings. As of May 4, 2019, there was approximately $17.0 million outstanding under the PNC Credit Facility term loan of which $2.7 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3.0% if terminated on or before July 27, 2019, 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of May 4, 2019, the imputed effective interest rate on the PNC term loan was 6.2%.
Interest expense recorded under the PNC Credit Facility was $829,000 and $1,024,000 for the three-month periods ended May 4, 2019 and May 5, 2018.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of May 4, 2019, the Company's unrestricted cash plus unused line availability was $34.4 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit was $516,000 and $561,000 as of May 4, 2019 and February 2, 2019 and are included within other assets within the accompanying balance sheet. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.

The aggregate maturities of the Company's long-term credit facility as of May 4, 2019 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2019	$1,809,000	$—	$1,809,000
2020	2,714,000	—	2,714,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	53,900,000	60,913,000
	$16,964,000	$53,900,000	$70,864,000

(8) Shareholders' Equity
Private Placement Securities Purchase Agreement
On May 2, 2019, the Company entered into a private placement securities purchase agreement ("Purchase Agreement") with certain accredited investors pursuant to which the Company: (a) sold, in the aggregate, 8,000,000 shares of the Company's common stock at a price of $0.75 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 3,500,000 shares of the Company's common stock at an exercise price of $1.50 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Invicta Media Investments, LLC is owned by IWCA, which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company’s largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. A description of the relationship between the Company, ICWA and Sterling Time is contained in Note 15 - “Related Party Transactions”. Under the Purchase Agreement, the purchasers agreed to customary standstill provisions related to the Company for a period of two years, as well as to vote their shares in favor of matters recommended by the Company’s board of directors for approval by our shareholders. In addition, the Company agreed in the Purchase Agreement to appoint Eyal Lalo, an owner of IWCA, as vice chair of the Company’s board of directors, Michael Friedman to the Company’s board of directors and Timothy Peterman as the Company’s chief executive officer.
In connection with the closing under the Purchase Agreement, the Company entered into certain other agreements with IWCA, Sterling Time and the purchasers, including a five-year vendor exclusivity agreement with Sterling Time and IWCA. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA.
The Company received gross proceeds of $6.0 million and incurred approximately $175,000 of issuance costs. The Company allocated the proceeds of the stock offering to the shares of common stock issued. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the Company's balance sheet. The Company plans to use the proceeds for general working capital purposes. The 5-year Warrants were issued primarily as consideration for a five-year vendor exclusivity agreement with IWCA and Sterling Time. The aggregate market value of the 5-year Warrants on the grant date was $193,000, which was recorded as an intangible asset and is being amortized as cost of sales over the agreement term. The 5-year Warrants are indexed to the Company's publicly traded stock and were classified as equity. As a result, the fair value of the 5-year Warrants was recorded as an increase to additional paid-in capital.

Warrants
As of May 4, 2019, the Company had outstanding warrants to purchase 8,849,365 shares of the Company’s common stock, of which 7,474,365 are fully exercisable. The warrants expire five to seven years from the date of grant. The following table summarizes information regarding warrants outstanding at May 4, 2019:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	2,976,190	2,976,190	$2.90	September 19, 2021
November 10, 2016	333,873	333,873	$3.00	November 10, 2021
January 23, 2017	489,302	489,302	$1.76	January 23, 2022
March 16, 2017	50,000	50,000	$1.92	March 16, 2022
November 27, 2018	500,000	125,000	$1.05	November 27, 2025
November 27, 2018	1,000,000	—	$3.00	November 27, 2025
May 2, 2019	3,500,000	3,500,000	$1.50	May 2, 2024
On November 27, 2018, the Company issued warrants to Fonda, Inc. for 1,500,000 shares of our common stock in connection with and as consideration for entering into a services and trademark licensing agreement between the companies. Under the agreement, the parties plan to develop and market one or more lines of products, including a fitness and wellness lifestyle brand.  Additionally, the agreement identifies Jane Fonda as the primary spokesperson for the brand on our television network. The parties also plan to partner with key retailers to offer a brick & mortar version of the brand. Of the warrant shares issued, 500,000 have an exercise price of $1.05 per share representing the closing price of the Company's stock on the date the agreement was signed. The warrants vested as to 125,000 warrant shares on the date of grant and 125,000 of the warrant shares will vest on each of the first, second and third anniversaries of the date of grant. Of the warrant shares issued, 1,000,000 have an exercise price of $3.00 per share. These will vest in full on the date when the dollar volume-weighted average price of our common stock equals or exceeds $3.00 for 30 trading days. The aggregate market value on the date of the award was $441,000 and is being amortized as cost of sales over the three year services and trademark licensing agreement term. Compensation expense relating to the warrant issuance was $37,000 for the first quarter of fiscal 2019. As of May 4, 2019, there was $378,000 of total unrecognized compensation cost related to warrant issuances which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Award
On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 1,500,000 restricted shares of the Company's common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a successful skin-care brand with a loyal customer base that launched on the Company's television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company's television network. The restricted shares will vest in three tranches. Of the restricted shares granted, 500,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on the Company's television network. The remaining restricted shares will vest in equal amounts on January 4, 2020 and January 4, 2021. The aggregate market value on the date of the award was $1,408,000 and is being amortized as cost of sales over the three year vendor exclusivity agreement term. The estimated fair value of the restricted stock is based on the grant date closing price of the Company's stock for time-based vesting awards.
Compensation expense relating to the restricted stock award was $117,000 for the first quarter of fiscal 2019. As of May 4, 2019, there was $1,202,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 2.6 years.
A summary of the status of the Company’s non-vested restricted stock award activity as of May 4, 2019 and changes during the three months then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	1,000,000	$0.94
Granted	—	$—
Vested	—	$—
Non-vested outstanding, May 4, 2019	1,000,000	$0.94

Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $374,000 and $305,000 for the first quarters of fiscal 2019 and fiscal 2018. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of May 4, 2019, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 13,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2019			Fiscal 2018
Expected volatility:	82%			72%
Expected term (in years):	6 years			6 years
Risk-free interest rate:	2.3%	-	2.6%	2.8%
A summary of the status of the Company’s stock option activity as of May 4, 2019 and changes during the three months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 2, 2019	4,759,000	$1.36	107,000	$4.87
Granted	80,000	$0.48	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(3,000)	$1.24	(10,000)	$1.47
Balance outstanding, May 4, 2019	4,836,000	$1.35	97,000	$5.22
Options exercisable at May 4, 2019	2,749,000	$1.52	97,000	$5.22

The following table summarizes information regarding stock options outstanding at May 4, 2019:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	4,836,000	$1.35	8.0	$11,000	4,620,000	$1.36	8.0	$10,000
2004 Incentive:	97,000	$5.22	5.0	$—	97,000	$5.22	5.0	$—
The weighted average grant-date fair value of options granted in the first three-months of fiscal 2019 and fiscal 2018 was $0.34 and $0.65. The total intrinsic value of options exercised during the first three-months of fiscal 2019 and fiscal 2018 was $0. As of May 4, 2019, total unrecognized compensation cost related to stock options was $1,146,000 and is expected to be recognized over a weighted average period of approximately 1.6 years.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $438,000 and $515,000 for the first quarters of fiscal 2019 and fiscal 2018. As of May 4, 2019, there was $2,251,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.0 years. The total fair value of restricted stock units vested during the first three months of fiscal 2019 and fiscal 2018 was $139,000 and $410,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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
The Company granted 765,000 and 489,000 market-based restricted stock performance units to executives as part of the Company's long-term incentive program during the first quarters of fiscal 2019 and fiscal 2018. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2019	Fiscal 2018
Total grant date fair value	$393,000	$523,000
Total grant date fair value per share	$0.51	$1.07
Expected volatility	74%	73%
Weighted average expected life (in years)	3 years	3 years
Risk-free interest rate	2.3%	2.4%
The percent of the target market-based performance restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
On May 2, 2019, Timothy A. Peterman was appointed as Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted 680,000 restricted stock units to Mr. Peterman. The restricted stock units vest in three tranches, each tranche consisting of one-third of the units subject to the award. Tranche 1 will vest upon the one year anniversary of the grant date. Tranche 2 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $2.00 per share and the executive has been continuously employed at least one year. Tranche 3 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $4.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before May 1, 2029. The total grant date fair value was estimated to be $220,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 2.5%, a weighted average expected life of 2.9 years and an implied volatility of 80% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 (one year)	$0.37	1.00 Year
Tranche 2 ($2.00/share)	$0.32	3.27 Years
Tranche 3 ($4.00/share)	$0.29	4.53 Years
A summary of the status of the Company’s non-vested restricted stock unit activity as of May 4, 2019 and changes during the three-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	1,629,000	$1.35	1,807,000	$1.04	3,436,000	$1.18
Granted	1,219,000	$0.44	1,228,000	$0.44	2,447,000	$0.44
Vested	—	$—	(330,000)	$1.08	(330,000)	$1.08
Forfeited	(417,000)	$1.50	(7,000)	$0.60	(424,000)	$1.48
Non-vested outstanding, May 4, 2019	2,431,000	$0.86	2,698,000	$0.76	5,129,000	$0.81

(9) Net Loss Per Common Share
During the fourth quarter of fiscal 2018, the Company issued a restricted stock award that meets the criteria of a participating security. Accordingly, basic income (loss) per share is computed using the two-class method under which earnings are allocated to both common shares and participating securities. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses. All shares of restricted stock are deducted from weighted-average number of common shares outstanding – basic. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods and is calculated using the treasury method.

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended
	May 4, 2019	May 5, 2018
Numerator:
Net loss (a)	$(20,990,000)	$(2,986,000)
Earnings allocated to participating share awards (b)	—	—
Net loss attributable to common shares — Basic and diluted	$(20,990,000)	$(2,986,000)
Denominator:
Weighted average number of common shares outstanding — Basic	67,318,462	65,360,951
Dilutive effect of stock options, non-vested shares and warrants (c)	—	—
Weighted average number of common shares outstanding — Diluted	67,318,462	65,360,951
Net loss per common share	$(0.31)	$(0.05)
Net loss per common share — assuming dilution	$(0.31)	$(0.05)
(a) The net loss for the three-month period ended May 4, 2019 includes costs related to executive and management transition of $2,031,000 and an inventory impairment write-down of $6,050,000. The net loss for the three-month period ended May 5, 2018 includes costs related to executive and management transition of $1,024,000 and contract termination costs of $753,000.
(b) During the fourth quarter of fiscal 2018, the Company issued a restricted stock award that is a participating security. For the three-month period ended May 4, 2019, the entire undistributed loss is allocated to common shareholders.
(c) For the three-month periods ended May 4, 2019 and May 5, 2018, there were 173,000 and -0- incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

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
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 4, 2019	May 5, 2018
Jewelry & Watches	$52,143	$56,793
Home & Consumer Electronics	24,027	31,042
Beauty & Wellness	21,981	27,022
Fashion & Accessories	22,354	26,572
All other (primarily shipping & handling revenue)	11,016	15,076
Total	$131,521	$156,505

(11) Income Taxes
At February 2, 2019, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $338 million which may be available to offset future taxable income. The Company's federal NOLs generated prior to 2018 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company's federal NOLs generated in 2018 and after can be carried forward indefinitely.
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
Shareholder Rights Plan
The Company has adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, the Company entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit. The Rights Plan will expire as of July 12, 2019 if the Company's shareholders do not re-approve the Rights Plan at the 2019 annual meeting of shareholders ("2019 Annual Meeting"). If the Company's shareholders re-approve the Rights Plan, the Rights Plan will expire on the close of business on the date of the third annual meeting of shareholders following the 2019 Annual Meeting, unless the Rights Plan is re-approved by shareholders prior to expiration.

(12) Restricted Cash Equivalents
The following table provides a reconciliation of cash and restricted cash equivalents reported with the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	May 4, 2019	February 2, 2019
Cash	$28,739,000	$20,485,000
Restricted cash equivalents	450,000	450,000
Total cash and restricted cash equivalents	$29,189,000	$20,935,000
The Company's restricted cash equivalents consist of certificates of deposit with original maturities of three months or less and are generally restricted for a period ranging from 30 to 60 days.

(13) Inventory Impairment Write-down
On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (See Note 16 - “Executive and Management Transition Costs”) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, the Company recorded a non-cash inventory write-down of $6,050,000 during the first quarter of fiscal 2019.

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

(15) Related Party Transactions
Director Relationships
On May 2, 2019, in accordance with the Purchase Agreement described in Note 8 - "Shareholders' Equity", the Company's Board of directors elected Michael Friedman and Eyal Lalo to the board for a term expiring at our 2019 annual meeting of shareholders, and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company's largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor, since 2005 and served as a vendor to the Company for over 20 years. Under the Purchase Agreement, the Company agreed to recommend that our shareholders vote to re-elect each of Eyal Lalo and Michael Friedman as a director of the Company at the 2019 annual meeting of shareholders for a term of office expiring at the 2020 annual meeting of shareholders, and to reflect such recommendation in the proxy statement for the 2019 annual meeting and solicit proxies in favor thereof. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo will receive compensation under the Company's non-employee director compensation policy. Each director receives $65,000 in a cash retainer annually for service on our board. In addition, the Company's non-employee directors receive a restricted stock unit award equal to $65,000 divided by the closing price on the date of grant that vest on the day immediately prior to the next annual meeting of shareholders. These amounts will be prorated for the partial year, resulting in an award of 20,436 restricted stock units on May 2, 2019.
Mr. Lalo is the owner of IWCA, which is the sole owner of Invicta Media Investments, LLC. Mr. Friedman is an owner of Sterling Time. Pursuant to the Purchase Agreement, Invicta Media Investments, LLC purchased 4,000,000 shares of the Company's common stock and a warrant to purchase 2,526,562 shares of the Company's common stock for an aggregate purchase price of $3,000,000. Pursuant to the Purchase Agreement, Michael and Leah Friedman purchased 1,800,000 shares of the Company's common stock and a warrant to purchase 842,188 shares of the Company's common stock for an aggregate purchase price of $1,350,000.
In the first quarter of fiscal 2019 and fiscal 2018, the Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $15.4 million and $12.3 million. The Company purchased goods from Sterling Time on standard commercial terms. In the first quarter of fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products.

(16) Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, the Company's Chief Executive Officer, was terminated from his position as an officer and employee of the Company and will receive the payments set forth in his existing employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remained a member of the Company's board of directors. On May 2, 2019, in accordance with the Purchase Agreement, the Company's board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during the first three months of fiscal 2019, the Company recorded charges to income totaling $2,031,000 for the three-months ended May 4, 2019, which relate primarily to severance payments to be made as a result of the chief executive officer and other management terminations and other direct costs associated with the Company's 2019 executive and management transition.
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
On May 29, 2019, subsequent to the fiscal 2019 first quarter, the Company announced the completion of a cost optimization event which is expected to eliminate approximately $15 million in annual overhead costs. The event included a 20% reduction to the Company's non-variable workforce. In connection with the cost optimization event, the Company's (a) Executive Vice President, Chief Financial Officer, (b) Senior Vice President, Chief Accounting Officer, (c) Executive Vice President, General Counsel & Corporate Secretary, and (d) Executive Vice President, Managing Director of Brand Development ceased serving in such roles effective May 28, 2019. The Company expects to record charges of approximately $4.0 million to $4.5 million for severance payments and other termination costs. On May 29, 2019, the Company announced the appointment of a new Chief Financial Officer, who was promoted from the previous position as Vice President, Finance and Investor Relations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended February 2, 2019.
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
Overview
Our Company
We are an interactive media company that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. Evine programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and over-the-air broadcast television stations. Our programming is also streamed live online at evine.com and is available on mobile channels and over-the-top platforms. We also operate evine.com, a comprehensive digital commerce platform that sells products which appear on our television shopping network as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.

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
Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first three months of fiscal 2019. We are focused on diversifying our merchandise assortment within our existing product categories as well as offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the three-month periods indicated by product category group.

	For the Three-Month
	Periods Ended
	May 4, 2019	May 5, 2018
Net Merchandise Sales by Category
Jewelry & Watches	43%	40%
Home & Consumer Electronics	20%	22%
Beauty & Wellness	18%	19%
Fashion & Accessories	19%	19%
Total	100%	100%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. During the first quarter of fiscal 2019, we started implementing a new strategy to shift airtime and merchandise mix into higher contribution margin categories, such as jewelry & watches and beauty & wellness to drive better customer engagement, and improve our merchandising margin and shipping margin. We also expect this changed mix will lower our variable costs as a percentage of revenue. Our core digital commerce customers — those who interact with our network and transact through television, online and mobile devices — are primarily women between the ages of 45 and 70. We also have a strong presence of male customers of similar age. We believe our customers make purchases based on our unique products, quality merchandise and value.
Company Strategy
As an interactive media company, our strategy includes developing and growing multiple monetization models, including TV retailing, eCommerce, advertising and service fees to grow our business. We expect that these initiatives build upon our core strengths and provide us an advantage in the marketplace. We will be changing our corporate name to iMedia Brands, Inc. to reflect our broader portfolio of media brands.
Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and over-the-top platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. We are planning to change the name of the Evine network back to ShopHQ, which was the name of the network in 2014. ShopHQ is easier to recognize for existing television retailing customers and we believe this more intuitive and recognizable name will allow us to better promote our network and build our customer file again.
Our growth strategy also includes building profitable niche interactive media networks and services, such as Shop Bulldog and LaVenta. We plan to rebrand our existing Evine Too channel into a new omni-channel, television shopping brand that will sell and advertise men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. In addition, in 2020, we expect to launch a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we recently launched our first customer with our new third party logistics services. We plan to expand our service offering to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third party logistics services.
Program Distribution
Our 24-hour television shopping programs, Evine and Evine Too, which are distributed primarily on cable and satellite systems, reached more than 87 million homes during the three months ended May 4, 2019 and May 5, 2018. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our website, evine.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.
In addition to our total homes reached, we continue to increase the number of channels on existing distribution platforms and alternative distribution methods, including reaching deals to launch our programming on high definition ("HD") channels.  We believe that our distribution strategy of pursuing additional channels in productive homes already receiving our programming is a more balanced approach to growing our business than merely adding new television homes in untested areas. We also invested in HD equipment and, in fiscal 2017, transitioned to a full HD signal. We believe that having an HD feed of our service allows us to attract new viewers and customers.
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
Summary Results for the First Quarter of Fiscal 2019
Consolidated net sales for our fiscal 2019 first quarter were $131.5 million compared to $156.5 million for our fiscal 2018 first quarter, which represents a 16% decrease. We reported an operating loss of $20.2 million and a net loss of $21.0 million for our fiscal 2019 first quarter. The operating and net loss for the fiscal 2019 first quarter included an inventory impairment write-down of $6.1 million and charges relating to executive and management transition costs totaling $2.0 million. We had an operating loss of $1.9 million and a net loss of $3.0 million for our fiscal 2018 first quarter. The operating and net loss for the fiscal 2018 first quarter included charges relating to executive and management transition costs totaling $1.0 million and contract termination costs of $753,000.
Private Placement Securities Purchase Agreement
On May 2, 2019, we entered into a private placement securities purchase agreement ("Purchase Agreement") with certain accredited investors pursuant to which we: (a) sold, in the aggregate, 8,000,000 shares of our common stock at a price of $0.75 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 3,500,000 shares of our common stock at an exercise price of $1.50 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. A description of the relationship between our company, ICWA and Sterling Time is contained in Note 15 - “Related Party Transactions” in the notes to our condensed consolidated financial statements. Under the Purchase Agreement, the purchasers agreed to customary standstill provisions related to our company for a period of two years, as well as to vote their shares in favor of matters recommended by our board of directors for approval by our shareholders. In addition, we agreed in the Purchase Agreement to appoint Eyal Lalo, an owner of IWCA, as vice chair of our board of directors, Michael Friedman to our board of directors and Timothy Peterman as our chief executive officer.
In connection with the closing under the Purchase Agreement, we entered into certain other agreements with IWCA, Sterling Time and the purchasers, including a 5-year vendor exclusivity agreement with Sterling Time and IWCA. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell the products from IWCA.
The Company received gross proceeds of $6.0 million and incurred approximately $175,000 of issuance costs. We plan to use the proceeds for general working capital purposes. The 5-year Warrants were issued primarily as consideration for a five-year vendor exclusivity agreement with IWCA and Sterling Time. The aggregate market value of the 5-year Warrants on the grant date was $193,000, which was recorded as an intangible asset and is being amortized as cost of sales over the agreement term.
Inventory Impairment Write-down
On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (see Note 16 - “Executive and Management Transition Costs” in the notes to our condensed consolidated financial statements) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, we recorded a non-cash inventory write-down of $6.1 million during the first quarter of fiscal 2019.
Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, our Chief Executive Officer, was terminated from his position as an officer and employee of our company and will receive the payments set forth in his existing employment agreement. Mr. Rosenblatt remained a member of our board of directors. On May 2, 2019, in accordance with the Purchase Agreement, our board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately and entered into an employment agreement with

Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during the first three months of fiscal 2019, we recorded charges to income totaling $2.0 million for the three-months ended May 4, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with our 2019 executive and management transition.
Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	May 4, 2019	May 5, 2018
Net sales	100.0%	100.0%

Gross margin	28.4%	35.9%
Operating expenses:
Distribution and selling	35.6%	31.2%
General and administrative	5.2%	4.3%
Depreciation and amortization	1.3%	1.0%
Executive and management transition costs	1.6%	0.7%
	43.7%	37.2%
Operating loss	(15.3)%	(1.3)%

Key Performance Metrics

	For the Three-Month
	Periods Ended
	May 4, 2019	May 5, 2018	Change
Merchandise Metrics
Gross margin %	28.4%	35.9%	(750) bps
Net shipped units (in thousands)	1,899	2,472	(23)%
Average selling price	$63	$57	11%
Return rate	20.2%	18.9%	130 bps
Digital net sales % (a)	52.8%	53.0%	(20) bps
Total Customers - 12 Month Rolling (in thousands)	1,179	1,269	(7)%
(a) Digital net sales percentage is calculated based on net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2019 first quarter decreased 23% from the prior year comparable quarter to approximately 1.9 million. The decrease in net shipped units during the first quarter of fiscal 2019 was driven primarily by a decrease in consolidated net sales and by offering a higher average selling price assortment in our jewelry & watches and beauty & wellness product categories.

Average Selling Price
The average selling price ("ASP") per net unit was $63 in the first quarter of fiscal 2019, an 11% increase from the prior year quarter. The increase in the first quarter ASP was primarily driven by ASP increases in our jewelry & watches and beauty & wellness product categories, combined with a mix shift into jewelry & watches.
Return Rates
For the three months ended May 4, 2019, our return rate was 20.2% compared to 18.9% for the comparable prior year quarter, a 130 basis point increase. The increase in the return rates was driven primarily by a sales mix shift out of the home & consumer electronics category and into our jewelry & watches category, which has a higher return rate. The increase was additionally driven by return rate increases in our jewelry & watches and beauty & wellness product categories commensurate with the ASP increases in these categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 7% over the prior year to approximately 1.2 million. The decrease was driven primarily by a reduction in new customers as compared to the prior year.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2019 first quarter were $131.5 million, a 16% decrease from consolidated net sales of $156.5 million for the comparable prior year quarter. The decrease in quarterly consolidated net sales was driven by decreases in all product categories. During the first quarter of fiscal 2019, net sales from home & consumer electronics and fashion & accessories decreased as a result of reduced airtime and productivity. Net sales from beauty & wellness and jewelry & watches decreased as a result of reduced productivity. Our digital sales penetration, or, the percentage of net sales that are generated from our evine.com website and mobile platforms, which are primarily ordered directly online, was 52.8% for the first quarter of fiscal 2019 compared to 53.0% in the comparable prior year period. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration increased to 58.7% of total digital orders in the first quarter of fiscal 2019 versus 49.4% of total digital orders for the comparable prior year period.
Gross Profit
Gross profit for the first quarter of fiscal 2019 was $37.3 million, a decrease of $19.0 million, or 34%, compared to the first quarter of fiscal 2018. The decrease in gross profit during the first quarter of fiscal 2019 was primarily driven by the decrease in net sales, a non-cash inventory impairment write-down of $6.1 million, and lower gross profit percentages experienced in most product categories. The non-cash inventory impairment write-down was the result of the new planned shift in our airtime and merchandise mix into higher margin categories, such as jewelry & watches and beauty & wellness and out of home and fashion & accessories and to liquidate excess inventory in the fashion and home product categories. Gross margin percentages for the first quarters of fiscal 2019 and fiscal 2018 were 28.4% and 35.9%, which represent a 750 basis point decrease. The decrease in the gross margin percentage reflects the inventory write-down and decreased margin rates, primarily in our beauty & wellness and fashion & accessories categories. The decrease in beauty & wellness reflects a mix shift within the product category to brands with lower margins, while the decrease in fashion & accessories reflects margin rate pressure resulting from softer than expected sales.
Operating Expenses
Total operating expenses for the fiscal 2019 first quarter were approximately $57.4 million compared to $58.2 million for the comparable prior year period, a decrease of 1.3%. Total operating expenses as a percentage of net sales were 43.7% and 37.2% during the first quarters of fiscal 2019 and fiscal 2018. Total operating expenses for the fiscal 2019 first quarter included executive and management transition costs of $2.0 million, while total operating expenses for the fiscal 2018 first quarter included executive and management transition costs of $1.0 million. Excluding executive and management transition costs, total operating expenses as a percentage of net sales for the first quarters of fiscal 2019 and fiscal 2018 were 42.1% and 36.5%.
Distribution and selling expense decreased $2.0 million, or 4%, to $46.9 million, or 35.6% of net sales during the fiscal 2019 first quarter compared to $48.9 million, or 31.2% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due to decreased variable costs of $1.6 million, decreased program distribution expense of $314,000 and decreased software service fees of $132,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $1.1 million and decreased variable fulfillment and customer service salaries and wages of $440,000. Total variable expenses during the first quarter of fiscal 2019 were approximately 9.8% of total net sales versus 9.3% of total net sales for the prior year comparable period. Variable expense dollars for the quarter declined as a result of decreases in net sales and net shipped units, as well as we continue to find efficiencies through process and technology. Variable expense as a percentage of net sales was 9.8% or 50 basis points higher than last year, reflecting the deleveraging of our fulfillment, credit, and customer solution expense categories.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2019 first quarter increased $150,000, or 2%, to $6.9 million or 5.2% of net sales, compared to $6.7 million or 4.3% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the first quarter primarily as a result of increased professional fees of $172,000 and increased salaries of $124,000, partially offset by decreased software maintenance and services fees of $73,000 and decreased telecommunications expense of $59,000.
Depreciation and amortization expense for the fiscal 2019 first quarter increased $107,000, or 7%, to $1.7 million compared to $1.6 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended May 4, 2019 and May 5, 2018 was 1.3% and 1.0%. The increase in the quarterly depreciation and amortization expense was primarily due to an average net increase in our non-fulfillment depreciable asset base year over year.
Operating Loss
For the fiscal 2019 first quarter, we reported an operating loss of approximately $20.2 million compared to an operating loss of $1.9 million for the fiscal 2018 first quarter. For the first quarter of fiscal 2019, our operating loss increased primarily as a result of a decrease in gross profit driven by a decrease in consolidated net sales, a decrease in margin rates, a non-cash inventory write-down of $6.1 million, and increases in executive and management transition costs, general and administrative expense, and depreciation and amortization expense. The increase in our operating loss was partially offset by a decrease in distribution and selling expense.
Net Loss
For the fiscal 2019 first quarter, we reported a net loss of $21.0 million or $0.31 per share on 67,318,462 weighted average basic common shares outstanding compared with a net loss of $3.0 million or $0.05 per share on 65,360,951 weighted average basic common shares outstanding in the fiscal 2018 first quarter. The net loss for the first quarter of fiscal 2019 includes a non-cash inventory write-down of $6.1 million, executive and management transition costs of $2.0 million and interest expense of $830,000. The net loss for the first quarter of fiscal 2018 included executive and management transition costs of $1.0 million, contract termination costs of $753,000 and interest expense of $1.0 million.
For the first quarters of fiscal 2019 and fiscal 2018, the net loss reflects an income tax provision of $15,000 and $20,000. The income tax provision for both quarters relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2019 first quarter was $(8.5) million compared with Adjusted EBITDA of $3.3 million for the fiscal 2018 first quarter.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month
	Periods Ended
	May 4, 2019	May 5, 2018
Net loss	$(20,990)	$(2,986)
Adjustments:
Depreciation and amortization	2,629	2,620
Interest income	(5)	(7)
Interest expense	830	1,026
Income taxes	15	20
EBITDA (a)	$(17,521)	$673

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$(17,521)	$673
Adjustments:
Executive and management transition costs	2,031	1,024
Inventory impairment write-down	6,050	—
Contract termination costs	—	753
Non-cash share-based compensation expense	966	820
Adjusted EBITDA (a)	$(8,474)	$3,270
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), executive and management transition costs, non-cash impairment charges and write downs, contract termination costs and non-cash share-based compensation expense.
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
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2018 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."

Recently Issued Accounting Pronouncements
See Note 2 - “Basis of Financial Statement Presentation” in the notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Financial Condition, Liquidity and Capital Resources
As of May 4, 2019, we had cash of $28.7 million and had restricted cash equivalents of $450,000. Our restricted cash equivalents are generally restricted for a period ranging from 30 to 60 days. In addition, under the PNC Credit Facility (as defined below), we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 2, 2019, we had cash of $20.5 million and had restricted cash equivalents of $450,000. For the first three months of fiscal 2019, working capital decreased $14.7 million to $66.2 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.7 at May 4, 2019 and 1.8 at February 2, 2019.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of May 4, 2019, we had cash of $28.7 million and additional borrowing capacity of $5.7 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through July 27, 2018, the "PNC Credit Facility") with PNC, as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met.
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
As of May 4, 2019, we had borrowings of $53.9 million under our revolving line of credit. As of May 4, 2019, the term loan under the PNC Credit Facility had $17.0 million outstanding, of which $2.7 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of May 4, 2019 was approximately $5.7 million, which provides liquidity for working capital and general corporate purposes. In addition, as of May 4, 2019, our unrestricted cash plus unused line availability was $34.4 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
Private Placement Securities Purchase Agreement
On May 2, 2019, we entered into a Purchase Agreement with certain accredited investors to which we: (a) sold, in the aggregate, 8,000,000 shares of our common stock at a price of $0.75 per share and (b) issued 5-year Warrants to purchase 3,500,000 shares of our common stock at an exercise price of $1.50 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The Company received gross proceeds of $6.0 million and incurred approximately $175,000 of issuance costs. We plan to use the proceeds for general working capital purposes.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of February 2, 2019, we had contractual cash obligations and commitments, primarily with respect to our cable and satellite agreements, credit facility, operating leases, and finance leases totaling approximately $240.7 million over the next five fiscal years. During fiscal 2018 and fiscal 2019, we experienced a decline in customers and lost a significant brand which contributed to a decrease in our consolidated net sales and corresponding decrease in profitability. Additionally, our stock price has declined and is currently trading below $1.00 and as a result, we have received a notification that we are out of compliance with Nasdaq listing requirements. We have taken, or are taking the following steps to enhance our operations and liquidity position: entered into a private placement securities purchase agreement in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019, implemented a cost reduction in overhead costs with $15 million in expected annualized savings, primarily driven by a 20% reduction in our non-variable work force; planned a reduction in capital expenditures compared to prior years; managed our inventory levels commensurable with our sales; launched a new marquee beauty brand in January 2019; and partnering with well-known personalities to develop and market exclusive lifestyle brands. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants, which requires, among other things, maintaining a minimum of $10 million of unrestricted cash plus facility availability at all times. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take further actions, such as reducing or delaying capital investments, strategic investments or other actions. We believe that our existing cash balances, together with our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For the three months ended May 4, 2019, net cash provided by operating activities totaled $4.7 million compared to net cash provided by operating activities of approximately $11.7 million for the comparable fiscal 2018 period. Net cash provided by operating activities for the fiscal 2019 and 2018 periods reflects the net loss, as adjusted for depreciation and amortization, share-based payment compensation, inventory impairment write-down, amortization of deferred revenue and amortization of deferred financing costs. In addition, net cash provided by operating activities for the three months ended May 4, 2019 reflects a decrease in accounts receivable, inventory, and prepaid expenses and other and an increase in accounts payable and accrued liabilities.

Accounts receivable primarily decreased during the first three months of fiscal 2019 as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter and a decrease in sales. Inventories decreased as a result of managing our inventory levels commensurable with our sales. Accounts payable and accrued liabilities increased during the first three months of fiscal 2019 primarily due to an increase in inventory payables as a result of the timing of payments made to vendors, an increase in accrued severance resulting from our 2019 executive and management transition, an increase in accrued cable distribution fees due to timing of payments and an increase in accrued salaries due to timing of payments. The increase in accounts payable and accrued liabilities was partially offset by a decrease in our merchandise return liability.
Net cash used for investing activities totaled $1.8 million for the first three months of fiscal 2019 compared to net cash used for investing activities of $2.1 million for the comparable fiscal 2018 period. For the three months ended May 4, 2019 and May 5, 2018, expenditures for property and equipment were approximately $1.8 million and $2.1 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the upgrades in our customer service call routing technology, development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled $5.3 million for the three months ended May 4, 2019 and related primarily to proceeds from the PNC revolving loan of $58.3 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on the PNC revolving loan of $58.3 million, principal payments on our PNC term loan of $678,000, tax payments for restricted stock unit issuances of $8,000 and finance lease payments of $3,000. Net cash used for financing activities totaled $3.5 million for the three months ended May 5, 2018 and related primarily to principal payments on the PNC revolving loan of $53.3 million, principal payments on our PNC term loan of $581,000 and tax payments for restricted stock unit issuances of $100,000, partially offset by proceeds from the PNC revolving loan of $50.5 million.

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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of EVINE Live Inc.'s Annual Report on Form 10-K for the year ended February 2, 2019, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Dividends
We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in Note 7 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

4.1	Form of Warrant, dated May 2, 2019	Incorporated by reference (4)

10.1	Common Stock and Warrant Purchase Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and the Purchasers listed therein	Incorporated by reference (5)

10.2	Vendor Exclusivity Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Sterling Time, LLC	Incorporated by reference (6)

10.3	Vendor Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Sterling Time, LLC	Incorporated by reference (7)

10.4	Letter Agreement, dated as of May 2, 2019, by Invicta Watch Company of America, Inc. in favor of EVINE Live Inc.	Incorporated by reference (8)

10.5	Merchandise Letter Agreement, dated as of May 2, 2019, by Sterling Time, LLC in favor of EVINE Live Inc.	Incorporated by reference (9)

10.6	Form of Clawback Agreement, dated as of May 2, 2019	Incorporated by reference (10)

10.7	Employment Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Timothy A. Peterman	Incorporated by reference (11)

10.8	Performance Share Unit Award Agreement, dated as of May 2, 2019, between EVINE Live, Inc. and Timothy A. Peterman	Incorporated by reference (12)

10.9	Cooperation Agreement, dated as of May 16, 2019, among Cruiser Capital Master Fund LP, certain of Cruiser Capital Master Fund’s affiliates, and EVINE Live Inc.	Incorporated by reference (13)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on November 18, 2014, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed on July 7, 2016, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(6)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(7)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(8)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(9)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(10)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(11)	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(12)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.

(13)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVINE Live Inc.
June 12, 2019	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer (Principal Executive Officer)

June 12, 2019	/s/ MICHAEL R. PORTER
Michael R. Porter
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)