Form 10-Q
period 2019-08-03
iMedia Brands, Inc.
filed 2019-09-10
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2019
Commission File Number 001-37495
iMedia Brands, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6740 Shady Oak Road, Eden Prairie, MN 55344-3433
(Address of Principal Executive Offices, including Zip Code)
952-943-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMBI	Nasdaq Capital Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 5, 2019, there were 76,770,354 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 3, 2019

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 3, 2019	February 2, 2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$21,619	$20,485
Restricted cash equivalents	450	450
Accounts receivable, net	70,269	81,763
Inventories	62,409	65,272
Prepaid expenses and other	9,154	9,053
Total current assets	163,901	177,023
Property and equipment, net	49,294	51,118
Other assets	2,087	1,846
TOTAL ASSETS	$215,282	$229,987
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,457	$56,157
Accrued liabilities	40,499	37,374
Current portion of long term credit facility	2,488	2,488
Current portion of operating lease liabilities	907	—
Deferred revenue	35	35
Total current liabilities	106,386	96,054
Other long term liabilities	264	50
Long term credit facility	67,594	68,932
Total liabilities	174,244	165,036
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 99,600,000 shares authorized; 76,769,354 and 67,919,349 shares issued and outstanding	768	679
Additional paid-in capital	449,362	442,197
Accumulated deficit	(409,092)	(377,925)
Total shareholders' equity	41,038	64,951
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$215,282	$229,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(In thousands, except share and per share data)
Net sales	$131,503	$150,799	$263,024	$307,304
Cost of sales	83,777	93,929	178,005	194,179
Gross profit	47,726	56,870	85,019	113,125
Operating expense:
Distribution and selling	43,521	47,958	90,385	96,845
General and administrative	5,532	6,521	12,401	13,240
Depreciation and amortization	2,502	1,522	4,181	3,094
Restructuring costs	5,165	—	5,165	—
Executive and management transition costs	310	—	2,341	1,024
Total operating expense	57,030	56,001	114,473	114,203
Operating (loss) income	(9,304)	869	(29,454)	(1,078)
Other income (expense):
Interest income	6	9	11	16
Interest expense	(864)	(898)	(1,694)	(1,924)
Total other expense, net	(858)	(889)	(1,683)	(1,908)
Loss before income taxes	(10,162)	(20)	(31,137)	(2,986)
Income tax provision	(15)	(20)	(30)	(40)
Net loss	$(10,177)	$(40)	$(31,167)	$(3,026)
Net loss per common share	$(0.13)	$(0.00)	$(0.44)	$(0.05)
Net loss per common share — assuming dilution	$(0.13)	$(0.00)	$(0.44)	$(0.05)
Weighted average number of common shares outstanding:
Basic	75,502,646	66,009,117	71,410,554	65,685,034
Diluted	75,502,646	66,009,117	71,410,554	65,685,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Six-Month Period Ended August 3, 2019	(In thousands, except share data)
BALANCE, February 2, 2019	67,919,349	$679	$442,197	$(377,925)	$64,951
Net loss	—	—	—	(20,990)	(20,990)
Common stock issuances pursuant to equity compensation awards	311,636	3	(11)	—	(8)
Share-based payment compensation	—	—	966	—	966
Common stock and warrant issuance	8,000,000	80	5,938	—	6,018
BALANCE, May 4, 2019	76,230,985	762	449,090	$(398,915)	50,937
Net loss	—	—	—	(10,177)	(10,177)
Common stock issuances pursuant to equity compensation awards	538,369	6	(19)	—	(13)
Share-based payment compensation	—	—	291	—	291
BALANCE, August 3, 2019	76,769,354	$768	$449,362	$(409,092)	$41,038

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Six-Month Period Ended August 4, 2018	(In thousands, except share data)
BALANCE, February 3, 2018	65,290,458	$653	$439,111	$(355,768)	$83,996
Net loss	—	—	—	(2,986)	(2,986)
Common stock issuances pursuant to equity compensation awards	297,879	3	(103)	—	(100)
Share-based payment compensation	—	—	820	—	820
BALANCE, May 5, 2018	65,588,337	656	439,828	$(358,754)	81,730
Net loss	—	—	—	(40)	(40)
Common stock issuances pursuant to equity compensation awards	699,449	7	77	—	84
Share-based payment compensation	—	—	564	—	564
BALANCE, August 4, 2018	66,287,786	$663	$440,469	$(358,794)	$82,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Month
	Periods Ended
	August 3, 2019	August 4, 2018
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(31,167)	$(3,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,140	5,135
Share-based payment compensation	1,257	1,358
Inventory impairment write-down	6,050	—
Amortization of deferred revenue	(17)	(17)
Amortization of deferred financing costs	104	104
Changes in operating assets and liabilities:
Accounts receivable, net	11,494	13,948
Inventories	(3,187)	3,419
Prepaid expenses and other	(163)	(5,676)
Accounts payable and accrued liabilities	9,581	(1,750)
Net cash provided by operating activities	92	13,495
INVESTING ACTIVITIES:
Property and equipment additions	(3,491)	(4,071)
Net cash used for investing activities	(3,491)	(4,071)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	109,700	111,400
Proceeds from issuance of common stock and warrants	6,000	—
Proceeds of term loans	—	5,821
Proceeds from exercise of stock options	—	111
Payments on revolving loan	(109,700)	(121,400)
Payments on term loan	(1,357)	(969)
Payments for common stock issuance costs	(66)	—
Payments on finance leases	(23)	—
Payments for restricted stock issuance	(21)	(127)
Payments for deferred financing costs	—	(58)
Net cash provided by (used for) financing activities	4,533	(5,222)
Net increase in cash and restricted cash equivalents	1,134	4,202
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	20,935	24,390
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$22,069	$28,592
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,451	$1,726
Income taxes paid	$28	$14
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$124	$216
Deferred financing costs included in accrued liabilities	$—	$29
Common stock issuance costs included in accrued liabilities	$110	$—
Equipment acquired through finance lease obligations	$188	$—
Issuance of warrants	$193	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 3, 2019
(Unaudited)

(1) General
iMedia Brands, Inc. (formerly EVINE Live Inc.) and its subsidiaries ("we," "our," "us," or the "Company") are collectively an interactive media company that manages ShopHQ, our nationally distributed shopping entertainment network, and iMedia Web Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. The Company's nascent, but growing iMedia Web Services offers creative & interactive advertising and third-party logistics.
On July 16, 2019, the Company changed its corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, the Company's Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, the Company changed the name of its primary network, Evine, back to ShopHQ, which was the name of the network in 2014.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 2, 2019 has been derived from the Company's audited financial statements for the fiscal year ended February 2, 2019. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2019. Operating results for the six-month period ended August 3, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2018, ended on February 2, 2019, and consisted of 52 weeks. Fiscal 2019 will end February 1, 2020 and will contain 52 weeks. The three and six-month periods ended August 3, 2019 and August 4, 2018 each consisted of 13 and 26 weeks.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Leases, Topic 842 (ASU 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this standard in the first quarter of fiscal 2019 using the "Comparatives Under 840 Option" transition approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. See Note 3 - "Leases" for information on the impact of adopting ASU 2016-02 on the Company's condensed consolidated financial statements.

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

(3) Leases
Adoption of Leases, Topic 842
On February 3, 2019, the Company adopted ASU No. 2016-02, "Leases", and all related amendments using the "Comparatives Under 840 Option" transition approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. The Company elected the transition package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification. The Company chose not to elect the hindsight practical expedient. The adoption of the standard did not have an impact on the Company's condensed consolidated statements of operations and there was no adjustment to its retained earnings opening balance sheet. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis.
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
The Company leases certain property and equipment, such as transmission and production equipment, satellite transponder and office equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of August 3, 2019, the lease liability and right-of-use assets did not include any lease extension options.
The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

	For the Three-Month Period Ended August 3, 2019	For the Six-Month Period Ended August 3, 2019
Operating lease cost	$258,000	$523,000
Short-term lease cost	48,000	110,000
Variable lease cost (a)	30,000	50,000
(a) Includes variable costs of finance leases.
For the three and six-month periods ended August 3, 2019, finance lease costs included amortization of right-of-use assets of $21,000 and $24,000 and interest on lease liabilities of $2,000 and $3,000.

The Company obtained $188,000 and $142,000 right-of-use assets in exchange for finance and operating leases during the six-month period ended August 3, 2019. Supplemental cash flow information related to leases were as follows:

For the Six-Month Period Ended August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$524,000
Operating cash flows used for finance leases	3,000
Financing cash flows used for finance leases	23,000
The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

August 3, 2019
Weighted average remaining lease term:
Operating leases	1.2 years
Finance leases	2.3 years
Weighted average discount rate:
Operating leases	5.4%
Finance leases	5.3%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	August 3, 2019
Assets
Operating lease right-of-use assets	Other assets	$1,120,000
Finance lease right-of-use assets	Property and equipment, net	192,000
Total lease right-of-use assets		$1,312,000
Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$907,000
Operating lease liabilities, excluding current portion	Other long term liabilities	151,000
Total operating lease liabilities		1,058,000
Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	95,000
Finance lease liabilities, excluding current portion	Other long term liabilities	99,000
Total finance lease liabilities		194,000
Total lease liabilities		$1,252,000
Future maturities of lease liabilities as of August 3, 2019 are as follows:

Fiscal year	Operating Leases	Finance Leases	Total
2019	$475,000	$53,000	$528,000
2020	618,000	85,000	703,000
2021	—	60,000	60,000
2022	—	8,000	8,000
2023	—	—	—
Thereafter	—	—	—
Total lease payments	1,093,000	206,000	1,299,000
Less imputed interest	(35,000)	(12,000)	(47,000)
Total lease liabilities	$1,058,000	$194,000	$1,252,000

As of August 3, 2019, the Company had no operating and finance leases that had not yet commenced.
Disclosures Related to Periods Prior to Adoption of Leases, Topic 842
Future minimum lease payments for assets under capital and operating leases at February 2, 2019 are as follows:

Future Minimum Lease Payments:	Capital Leases	Operating Leases

2019	$13,000	$1,005,000
2020	8,000	604,000
2021	8,000	—
2022	2,000	—
2023 and thereafter	—	—
Total minimum lease payments	31,000	$1,609,000
Less: Amounts representing interest	(2,000)
	29,000
Less: Current portion	(12,000)
Long-term capital lease obligation	$17,000

(4) Revenue
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of August 3, 2019 and February 2, 2019, the Company recorded a merchandise return liability of $6,860,000 and $8,097,000, included in accrued liabilities, and a right of return asset of $3,747,000 and $4,410,000, included in other current assets.
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
As of August 3, 2019, approximately $50,000 is expected to be recognized from remaining performance obligations within the next two years. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $9,000 for the three-month periods ended August 3, 2019 and August 4, 2018 and $17,000 for the six-month periods ended August 3, 2019 and August 4, 2018.
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of August 3, 2019 and February 2, 2019, the Company had approximately $63,373,000 and $74,787,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $7,752,000 and $8,533,000.

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
As of August 3, 2019 and February 2, 2019, the Company had $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the condensed consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of August 3, 2019 and February 2, 2019, the Company also had a long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, with carrying values of $70,082,000 and $71,420,000. As of August 3, 2019 and February 2, 2019, $2,488,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(6) Intangible Assets
Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

	August 3, 2019		February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	$1,979,000	$(1,487,000)	$1,786,000	$(502,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark, a vendor exclusivity agreement (as further described below), and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $945,000 and $42,000 for the three-month periods ended August 3, 2019 and August 4, 2018 and $986,000 and $83,000 and for the six-month periods ended August 3, 2019 and August 4, 2018. Estimated amortization expense is $1,313,000 for fiscal 2019, and $39,000 for fiscal 2020 and each fiscal year through fiscal 2023.
On May 29, 2019, the Company announced the decision to change the name of the Evine network back to ShopHQ, which was the name of the network in 2014. The remaining carrying amount of the Evine trademark is being amortized prospectively over the revised remaining useful life through August 21, 2019, the date of the network name change.
On May 2, 2019, we entered into a five-year vendor exclusivity agreement with Sterling Time, LLC ("Sterling Time") and Invicta Watch Company of America, Inc. ("IWCA") in connection with the closing under the private placement securities purchase agreement described in Note 8 below. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA. The Company issued five-year warrants to purchase 3,500,000 shares of our common stock in connection with and as consideration for primarily entering into a vendor exclusivity agreement with the Company, which represented an aggregate value of $193,000. The vendor exclusivity agreement is being amortized as cost of sales over the five-year agreement term. See Note 8 - "Shareholders' Equity" for additional information.

(7) Credit Agreements
The Company's long-term credit facility consists of:

	August 3, 2019	February 2, 2019
PNC revolving loan due July 27, 2023, principal amount	$53,900,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	16,286,000	17,643,000
Less unamortized debt issuance costs	(104,000)	(123,000)
PNC term loan due July 27, 2023, carrying amount	16,182,000	17,520,000
Total long-term credit facility	70,082,000	71,420,000
Less current portion of long-term credit facility	(2,488,000)	(2,488,000)
Long-term credit facility, excluding current portion	$67,594,000	$68,932,000
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
As of August 3, 2019, the Company had borrowings of $53.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of August 3, 2019 was approximately $5.7 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving credit facility borrowings. As of August 3, 2019, there was approximately $16.3 million outstanding under the PNC Credit Facility term loan of which $2.5 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of August 3, 2019, the imputed effective interest rate on the PNC term loan was 6.5%.
Interest expense recorded under the PNC Credit Facility was $860,000 and $1,689,000 for the three and six-month periods ended August 3, 2019 and $898,000 and $1,922,000 for the three and six-month periods ended August 4, 2018.

The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of August 3, 2019, the Company's unrestricted cash plus unused line availability was $27.3 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit were $476,000 and $561,000 as of August 3, 2019 and February 2, 2019 and are included within other assets within the accompanying balance sheet. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
The aggregate maturities of the Company's long-term credit facility as of August 3, 2019 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2019	$1,131,000	$—	$1,131,000
2020	2,714,000	—	2,714,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	53,900,000	60,913,000
	$16,286,000	$53,900,000	$70,186,000

(8) Shareholders' Equity
Private Placement Securities Purchase Agreement
On May 2, 2019, the Company entered into a private placement securities purchase agreement ("Purchase Agreement") with certain accredited investors pursuant to which the Company: (a) sold, in the aggregate, 8,000,000 shares of the Company's common stock at a price of $0.75 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 3,500,000 shares of the Company's common stock at an exercise price of $1.50 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Invicta Media Investments, LLC is owned by IWCA, which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company’s largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions”. Under the Purchase Agreement, the purchasers agreed to customary standstill provisions related to the Company for a period of two years, as well as to vote their shares in favor of matters recommended by the Company’s board of directors for approval by our shareholders. In addition, the Company agreed in the Purchase Agreement to appoint Eyal Lalo, an owner of IWCA, as vice chair of the Company’s board of directors, Michael Friedman to the Company’s board of directors and Timothy Peterman as the Company’s chief executive officer.
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
Warrants
As of August 3, 2019, the Company had outstanding warrants to purchase 7,349,365 shares of the Company’s common stock, of which 7,349,365 are fully exercisable. The warrants expire five years from the date of grant. The following table summarizes information regarding warrants outstanding at August 3, 2019:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	2,976,190	2,976,190	$2.90	September 19, 2021
November 10, 2016	333,873	333,873	$3.00	November 10, 2021
January 23, 2017	489,302	489,302	$1.76	January 23, 2022
March 16, 2017	50,000	50,000	$1.92	March 16, 2022
May 2, 2019	3,500,000	3,500,000	$1.50	May 2, 2024
On November 27, 2018, the Company issued warrants to Fonda, Inc. for 1,500,000 shares of our common stock in connection with and as consideration for entering into a services and trademark licensing agreement between the companies. The aggregate market value on the date of the award was $441,000 and was being amortized as cost of sales over the three-year services and trademark licensing agreement term. On July 29, 2019, the Company and Fonda, Inc. agreed to terminate the services and trademark licensing agreement and the warrant for 1,500,000 shares were forfeited.
Restricted Stock Award
On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 1,500,000 restricted shares of the Company's common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a skin-care brand that launched on the Company's television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company's television network. The restricted shares will vest in three tranches. Of the restricted shares granted, 500,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on the Company's television network. The remaining restricted shares will vest in equal amounts on January 4, 2020 and January 4, 2021. The aggregate market value on the date of the award was $1,408,000 and is being amortized as cost of sales over the three-year vendor exclusivity agreement term. The estimated fair value of the restricted stock is based on the grant date closing price of the Company's stock for time-based vesting awards.
Compensation expense relating to the restricted stock award was $117,000 and $235,000 for the second quarter and first six months of fiscal 2019. As of August 3, 2019, there was $1,085,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 2.3 years.
A summary of the status of the Company’s non-vested restricted stock award activity as of August 3, 2019 and changes during the six months then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	1,000,000	$0.94
Granted	—	$—
Vested	—	$—
Non-vested outstanding, August 3, 2019	1,000,000	$0.94
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $140,000 and $237,000 for the second quarters of fiscal 2019 and fiscal 2018 and $514,000 and $542,000 for the first six months of fiscal 2019 and fiscal 2018. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

As of August 3, 2019, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 13,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2019			Fiscal 2018
Expected volatility:	75%	-	82%	72%
Expected term (in years):	6 years			6 years
Risk-free interest rate:	1.9%	-	2.6%	2.8%	-	3.0%
A summary of the status of the Company’s stock option activity as of August 3, 2019 and changes during the six months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 2, 2019	4,759,000	$1.36	107,000	$4.87
Granted	259,000	$0.46	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(895,000)	$1.20	(40,000)	$4.47
Balance outstanding, August 3, 2019	4,123,000	$1.34	67,000	$5.11
Options exercisable at August 3, 2019	2,994,000	$1.47	67,000	$5.11
The following table summarizes information regarding stock options outstanding at August 3, 2019:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	4,123,000	$1.34	5.4	$—	4,003,000	$1.35	5.3	$—
2004 Incentive:	67,000	$5.11	4.8	$—	67,000	$5.11	4.8	$—
The weighted average grant-date fair value of options granted in the first six months of fiscal 2019 and fiscal 2018 was $0.32 and $0.74. The total intrinsic value of options exercised during the first six months of fiscal 2019 and fiscal 2018 was $0 and

$23,000. As of August 3, 2019, total unrecognized compensation cost related to stock options was $502,000 and is expected to be recognized over a weighted average period of approximately 1.5 years.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $48,000 and $302,000 for the second quarters of fiscal 2019 and fiscal 2018 and $486,000 and $817,000 for the first six months of fiscal 2019 and fiscal 2018. As of August 3, 2019, there was $1,422,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 1.9 years. The total fair value of restricted stock units vested during the first six months of fiscal 2019 and fiscal 2018 was $382,000 and $1,139,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
The Company has granted time-based restricted stock units to certain key employees as part of the Company's long-term incentive program. The restricted stock units generally vest in three equal annual installments beginning one year from the grant date and are being amortized as compensation expense over the three-year vesting period. The Company has also granted restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each restricted stock unit grant vests or vested on the day immediately preceding the next annual meeting of shareholders following the date of grant. The grants are amortized as director compensation expense over the twelve-month vesting period.
The Company granted 176,000 and 259,000 market-based restricted stock performance units to executives and key employees as part of the Company's long-term incentive program during the second quarters of fiscal 2019 and fiscal 2018 and 941,000 and 747,000 market-based restricted stock performance units during the first six months of fiscal 2019 and fiscal 2018. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2019			Fiscal 2018
Total grant date fair value	$482,000			$859,000
Total grant date fair value per share	$0.51			$1.07	-	$1.30
Expected volatility	74%	-	82%	73%	-	76%
Weighted average expected life (in years)	3 years			3 years
Risk-free interest rate	1.7%	-	2.3%	2.4%	-	2.7%
The percent of the target market-based performance restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
On May 2, 2019, Timothy A. Peterman was appointed as Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted 680,000 restricted stock units to Mr. Peterman. The restricted stock units vest in three tranches, each tranche consisting of one-third of the units subject to the award. Tranche 1 will vest upon the one-year anniversary of the grant date. Tranche 2 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $2.00 per share and the executive has been continuously employed at least one year. Tranche 3 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $4.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before May 1, 2029. The total grant date fair value was estimated to be $220,000 and is being amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock unit activity as of August 3, 2019 and changes during the six-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	1,629,000	$1.35	1,807,000	$1.04	3,436,000	$1.18
Granted	1,395,000	$0.44	2,313,000	$0.44	3,708,000	$0.44
Vested	—	$—	(899,000)	$1.07	(899,000)	$1.07
Forfeited	(1,233,000)	$1.09	(1,163,000)	$0.72	(2,396,000)	$0.91
Non-vested outstanding, August 3, 2019	1,791,000	$0.82	2,058,000	$0.53	3,849,000	$0.66

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator:
Net loss (a)	$(10,177,000)	$(40,000)	$(31,167,000)	$(3,026,000)
Earnings allocated to participating share awards (b)	—	—	—	—
Net loss attributable to common shares — Basic and diluted	$(10,177,000)	$(40,000)	$(31,167,000)	$(3,026,000)
Denominator:
Weighted average number of common shares outstanding — Basic	75,502,646	66,009,117	71,410,554	65,685,034
Dilutive effect of stock options, non-vested shares and warrants (c)	—	—	—	—
Weighted average number of common shares outstanding — Diluted	75,502,646	66,009,117	71,410,554	65,685,034
Net loss per common share	$(0.13)	$(0.00)	$(0.44)	$(0.05)
Net loss per common share — assuming dilution	$(0.13)	$(0.00)	$(0.44)	$(0.05)
(a) The net loss for the three and six-month periods ended August 3, 2019 includes costs related to executive and management transition of $310,000 and $2,341,000, respectively, restructuring costs of $5,165,000 and rebranding costs of $238,000. In addition, the six-month period ended August 3, 2019 includes an inventory impairment write-down of $6,050,000. The net loss for the three and six-month periods ended August 4, 2018 includes costs related to executive and management transition of $0 and $1,024,000 and contract termination costs of $0 and $753,000.
(b) During the fourth quarter of fiscal 2018, the Company issued a restricted stock award that is a participating security. For the three and six-month periods ended August 3, 2019, the entire undistributed loss is allocated to common shareholders.
(c) For the three and six-month periods ended August 3, 2019, there were 284,000 and 229,000 incremental in-the-money potentially dilutive common shares outstanding, and 543,000 and 272,000 for the three and six-month periods ended August 4, 2018. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(10) Business Segments and Sales by Product Group
The Company has one reporting segment, which encompasses its interactive video and digital commerce retailing. The Company markets, sells and distributes its products to consumers primarily through its video commerce television, online website and mobile platforms. The Company's television shopping, online and mobile platforms have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to both the website and mobile applications whereby many of the online sales originate from customers viewing the Company's television program and then placing their orders online or through mobile devices. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Jewelry & Watches	$57,927	$53,842	$110,070	$110,635
Home & Consumer Electronics	22,540	28,666	46,567	59,708
Beauty & Wellness	22,981	28,615	44,962	55,637
Fashion & Accessories	16,100	24,562	38,454	51,134
All other (primarily shipping & handling revenue)	11,955	15,114	22,971	30,190
Total	$131,503	$150,799	$263,024	$307,304

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
Shareholder Rights Plan
The Company has adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, the Company entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $9.00 per Unit. On July 12, 2019, the Company's shareholders re-approved the Rights Plan at the 2019 annual meeting of shareholders. The Rights Plan will expire on the close of business on the date of the 2022 annual meeting of shareholders, unless the Rights Plan is re-approved by shareholders prior to expiration.

(12) Cash and Restricted Cash Equivalents
The following table provides a reconciliation of cash and restricted cash equivalents reported with the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	August 3, 2019	February 2, 2019
Cash	$21,619,000	$20,485,000
Restricted cash equivalents	450,000	450,000
Total cash and restricted cash equivalents	$22,069,000	$20,935,000
The Company's restricted cash equivalents consist of certificates of deposit with original maturities of three months or less and are generally restricted for a period ranging from 30 to 60 days.

(13) Inventory Impairment Write-down
On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (See Note 17 - “Executive and Management Transition Costs”) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness, and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, the Company recorded a non-cash inventory write-down of $6,050,000 within cost of sales during the first quarter of fiscal 2019.

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

(15) Related Party Transactions
Director Relationships
On May 2, 2019, in accordance with the Purchase Agreement described in Note 8 - "Shareholders' Equity", the Company's Board of directors elected Michael Friedman and Eyal Lalo to the board for a term expiring at the Company's 2019 annual meeting of shareholders, and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company's largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. Under the Purchase Agreement, the Company agreed to recommend that the Company's shareholders vote to re-elect each of Eyal Lalo and Michael Friedman as a director of the Company at the 2019 annual meeting of shareholders for a term of office expiring at the 2020 annual meeting of shareholders, and to reflect such recommendation in the proxy statement for the 2019 annual meeting and solicit proxies in favor thereof. Messrs. Lalo and Friedman were re-elected by the Company's shareholders at the 2019 annual meeting. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy. Each director receives $65,000 in a cash retainer annually for service on our board. In addition, the Company's non-employee directors receive a restricted stock unit award that vests on the day immediately prior to the next annual meeting of shareholders. On May 2, 2019, Messrs. Friedman and Lalo each received a prorated grant for the partial year, which resulted in an award of 20,436 restricted stock units, valued at $7,500, that vested on July 11, 2019. On July 12, 2019, Messrs. Friedman and Lalo were each granted an award of 75,581 restricted stock units, valued at $32,500, that will vest on the day immediately prior to the Company's next annual meeting of shareholders.
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
The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $18.5 million and $33.9 million during the second quarter and first six months of fiscal 2019 and $13.2 million and $25.4 million during the second quarter and first six months of fiscal 2018. The Company purchased goods from Sterling Time on standard commercial terms. In the first quarter of fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of August 3, 2019 and February 2, 2019, the Company had a net trade payable balance owed to Sterling Time of $7.1 million and $3.2 million.

(16) Restructuring Costs
During the second quarter of 2019, the Company implemented and completed a cost optimization initiative, which reduced the Company's organizational structure, closed the New York and Los Angeles offices and cut overhead costs. The initiative included the elimination of 11 senior executive roles and a 20% reduction to the Company's non-variable workforce. As a result, the Company recorded restructuring charges of $5,165,000 for the three and six-month periods ended August 3, 2019, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company.
The following table summarizes the significant components and activity under the restructuring program for the six-month period ended August 3, 2019:

	Balance at February 2, 2019	Charges	Cash Payments	Balance at August 3, 2019
Severance	$—	$4,454,000	$(1,079,000)	$3,375,000
Other incremental costs	—	711,000	(380,000)	331,000
	$—	$5,165,000	$(1,459,000)	$3,706,000
The liability for restructuring accruals is included in current accrued liabilities within the accompanying condensed consolidated balance sheet.

(17) Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, the Company's Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remains a member of the Company's board of directors. On May 2, 2019, in accordance with the Purchase Agreement, the Company's board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman.
In conjunction with these executive changes as well as other executive and management terminations made during the first six months of fiscal 2019, the Company recorded charges to income totaling $310,000 and $2,341,000 for the three and six-months ended August 3, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2019 executive and management transition.
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
Overview
Our Company
We are an interactive media company that manages ShopHQ, our nationally distributed shopping entertainment network, and iMedia Web Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. Our nascent, but growing iMedia Web Services offers creative & interactive advertising and third-party logistics.
Our website address is www.imediabrands.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and amendments to these reports if applicable, are available, without charge, on our investor relations website at investors.imediabrands.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting the General Counsel, iMedia Brands, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.
New Corporate Name and Branding
On July 16, 2019, we changed our corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, our Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, we changed the name of our primary network, Evine, back to ShopHQ, which was the name of the network in 2014.
Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first six months of fiscal 2019. We are focused on diversifying our merchandise assortment within our existing product categories as well as offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the three and six-month periods indicated by product category group.

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net Merchandise Sales by Category
Jewelry & Watches	48%	40%	46%	40%
Home & Consumer Electronics	19%	21%	19%	22%
Beauty & Wellness	19%	21%	19%	20%
Fashion & Accessories	14%	18%	16%	18%
Total	100%	100%	100%	100%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. During the first quarter of fiscal 2019, we started implementing a new strategy to shift airtime and merchandise mix into higher contribution margin categories, such as jewelry & watches and beauty & wellness, to drive better customer engagement, and improve our merchandising margin and shipping margin. We also expect this changed mix will lower our variable costs as a percentage of revenue. Our core digital commerce customers — those who interact with our network and transact through television, online and mobile devices — are primarily women between the ages of 45 and 70. We also have a strong presence of male customers of similar age. We believe our customers make purchases based on our unique products, quality merchandise and value.
Company Strategy
As an interactive media company, our strategy includes developing and growing multiple monetization models, including TV retailing, eCommerce, advertising and service fees, to grow our business. We expect that these initiatives build upon our core strengths and provide us an advantage in the marketplace. On July 16, 2019 we changed our corporate name to iMedia Brands, Inc. to reflect our broader portfolio of media brands.
Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and over-the-top platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. On August 21, 2019 we changed the name of the Evine network back to ShopHQ, which was the name of the network in 2014. ShopHQ is easier to recognize for existing television retailing customers and we believe this more intuitive and recognizable name will allow us to better promote our network and build our customer file.
Our growth strategy also includes building profitable niche interactive media networks and services, such as Shop Bulldog and LaVenta. We plan to rebrand our former Evine Too channel into a new omni-channel, television shopping brand that will sell and advertise men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. In addition, in 2020, we expect to launch a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we recently launched iMedia Web Services, which includes creative & interactive services and third-party logistics services. We plan to expand our service offerings to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services.
Program Distribution
Our 24-hour television shopping programs, which are distributed primarily on cable and satellite systems, reached more than 87 million homes during the six months ended August 3, 2019 and August 4, 2018. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our website, shophq.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.
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
We anticipate continued competition for viewers and customers, for experienced television commerce and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the video and digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' needs and increasing the lifetime value of our customer base by a combination of growing the number of customers who purchase products from us and maximizing the dollar value of sales and profitability per customer.
Summary Results for the Second Quarter of Fiscal 2019
Consolidated net sales for our fiscal 2019 second quarter were $131.5 million compared to $150.8 million for our fiscal 2018 second quarter, which represents a 13% decrease. We reported an operating loss of $9.3 million and a net loss of $10.2 million for our fiscal 2019 second quarter. The operating and net loss for the fiscal 2019 second quarter included restructuring costs of $5.2 million, charges relating to executive and management transition costs totaling $310,000 and rebranding costs of $238,000. We reported operating income of $869,000 and a net loss of $40,000 for our fiscal 2018 second quarter.
Consolidated net sales for the first six months of fiscal 2019 were $263.0 million compared to $307.3 million for the first six months of fiscal 2018, which represents a 14% decrease. We reported an operating loss of $29.5 million and a net loss of $31.2 million for the first six months of fiscal 2019. The operating and net loss for the first six months of fiscal 2019 included an inventory impairment write-down of $6.1 million, restructuring costs of $5.2 million, charges relating to executive and management transition costs totaling $2.3 million and rebranding costs of $238,000. We reported an operating loss of $1.1 million and a net loss of $3.0 million for the first six months of fiscal 2018. The operating and net loss for the first six months of fiscal 2018 included charges relating to executive and management transition costs totaling $1.0 million and contract termination costs of $753,000.
Private Placement Securities Purchase Agreement
On May 2, 2019, we entered into a private placement securities purchase agreement ("Purchase Agreement") with certain accredited investors pursuant to which we: (a) sold, in the aggregate, 8,000,000 shares of our common stock at a price of $0.75 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 3,500,000 shares of our common stock at an exercise price of $1.50 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. A description of the relationship between our company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions” in the notes to our condensed consolidated financial statements. Under the Purchase Agreement, the purchasers agreed to customary standstill provisions related to our company for a period of two years, as well as to vote their shares in favor of matters recommended by our board of directors for approval by our shareholders. In addition, we agreed in the Purchase Agreement to appoint Eyal Lalo, an owner of IWCA, as vice chair of our board of directors, Michael Friedman to our board of directors and Timothy Peterman as our chief executive officer.
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
Restructuring Costs
During the second quarter of 2019, we implemented and completed a cost optimization initiative, which reduced our organizational structure, closed the New York and Los Angeles offices and cut overhead costs. The initiative included the elimination of 11 senior executive roles and a 20% reduction to our non-variable workforce. As a result, we recorded restructuring charges of $5.2 million for the three and six-month periods ended August 3, 2019, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company. The optimization initiative is expected to eliminate approximately $15 million in annual overhead costs.
Inventory Impairment Write-down
On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (see Note 17 - “Executive and Management Transition Costs” in the notes to our condensed consolidated financial statements) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, we recorded a non-cash inventory write-down of $6.1 million during the first quarter of fiscal 2019.
Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, our Chief Executive Officer, was terminated from his position as an officer and employee of our company and was entitled to receive the payments set forth in his employment agreement. Mr. Rosenblatt remains a member of our board of directors. On May 2, 2019, in accordance with the Purchase Agreement, our board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during the first six months of fiscal 2019, we recorded charges to income totaling $310,000 and $2.3 million for the three and six-months ended August 3, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with our 2019 executive and management transition.
Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	36.3%	37.7%	32.3%	36.8%
Operating expenses:
Distribution and selling	33.1%	31.8%	34.3%	31.5%
General and administrative	4.2%	4.3%	4.7%	4.3%
Depreciation and amortization	1.9%	1.0%	1.6%	1.0%
Restructuring costs	3.9%	—%	2.0%	—%
Executive and management transition costs	0.3%	—%	0.9%	0.3%
	43.4%	37.1%	43.5%	37.1%
Operating income (loss)	(7.1)%	0.6%	(11.2)%	(0.3)%

Key Performance Metrics

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Merchandise Metrics
Gross margin %	36.3%	37.7%	(140) bps	32.3%	36.8%	(450) bps
Net shipped units (in thousands)	1,750	2,462	(29)%	3,649	4,934	(26)%
Average selling price	$68	$55	24%	$65	$56	16%
Return rate	19.8%	18.7%	110 bps	20.0%	18.8%	120 bps
Digital net sales % (a)	52.8%	52.6%	20 bps	52.8%	52.8%	—
Total Customers - 12 Month Rolling (in thousands)	1,147	1,255	(9)%	N/A	N/A
(a) Digital net sales percentage is calculated based on net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2019 second quarter decreased 29% from the prior year comparable quarter to approximately 1.8 million. For the six months ended August 3, 2019, net shipped units decreased 26% from the prior year comparable period to 3.6 million. The decrease in net shipped units during the second quarter and first six months of fiscal 2019 was driven primarily by a decrease in consolidated net sales and by offering a higher average selling price assortment in our jewelry & watches and home & consumer electronics product categories.
Average Selling Price
The average selling price ("ASP") per net unit was $68 in the second quarter of fiscal 2019, a 24% increase from the prior year quarter. For the six months ended August 3, 2019, the ASP was $65, a 16% increase from the prior year comparable period. The increases in the ASP were primarily driven by ASP increases in our jewelry & watches and home & consumer electronics product categories, combined with a mix shift into jewelry & watches.
Return Rates
For the three months ended August 3, 2019, our return rate was 19.8% compared to 18.7% for the comparable prior year quarter, a 110 basis point increase. For the six months ended August 3, 2019, our return rate was 20.0% compared to 18.8% for the comparable prior year period, a 120 basis point increase. These increases in the return rates were driven primarily by a sales mix shift out of the home & consumer electronics category and into our jewelry & watches category, which has a higher return rate. These increases were additionally driven by return rate increases in our beauty & wellness and fashion & accessories product categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 9% over the prior year to approximately 1.1 million. The decrease was driven primarily by a reduction in new customers as compared to the prior year.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2019 second quarter were $131.5 million, a 12.8% decrease from consolidated net sales of $150.8 million for the comparable prior year quarter. The decrease in quarterly consolidated net sales was driven by decreases in our fashion & accessories, home & consumer electronics and beauty & wellness product categories, partially offset by an increase in jewelry & watches. During the second quarter of fiscal 2019, net sales from home & consumer electronics and fashion & accessories decreased as a result of reduced airtime and productivity. Net sales from beauty & wellness decreased compared to the prior year quarter, which included a promotional event for a marquee brand who has since left the network. Jewelry & watches increased as a result of increased airtime and continues to be our most productive category.

Consolidated net sales, inclusive of shipping and handling revenue, for the first six months of fiscal 2019 were $263.0 million, a 14% decrease from consolidated net sales of $307.3 million for the comparable prior year period. The decrease in year-to-date consolidated net sales was driven primarily by decreases in our home & consumer electronics, fashion & accessories and beauty & wellness product categories. During the first six months of fiscal 2019, net sales from home & consumer electronics and fashion & accessories decreased as a result of reduced airtime and productivity. Net sales from beauty & wellness decreased as a result of lost sales from the departure of a marquee brand. Our digital sales penetration, or, the percentage of net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 52.8% for the second quarter and first six months of fiscal 2019 compared to 52.6% and 52.8% in the comparable prior year periods of fiscal 2018. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration increased to 58.5% and 58.6% of total digital orders in the second quarter and first six months of fiscal 2019 versus 55.7% and 52.5% of total digital orders for the comparable prior year periods.
Gross Profit
Gross profit for the second quarter of fiscal 2019 was $47.7 million, a decrease of $9.1 million, or 16%, compared to the second quarter of fiscal 2018. Gross profit for the first six months of fiscal 2019 was approximately $85.0 million, a decrease of $28.1 million, or 25%, compared to the first six months of fiscal 2018. The decrease in gross profit during the second quarter and first six months of fiscal 2019 was primarily driven by the decrease in net sales, lower gross profit percentages experienced in the beauty & wellness category and a first quarter non-cash inventory impairment write-down of $6.1 million. The non-cash inventory impairment write-down was the result of the new planned shift in our airtime and merchandise mix into higher margin categories, such as jewelry & watches and beauty & wellness and out of home and fashion & accessories and to liquidate excess inventory in the fashion and home product categories. Gross margin percentages for the second quarters of fiscal 2019 and fiscal 2018 were 36.3% and 37.7%, which represent a 140 basis point decrease. The decrease in the gross margin percentage reflects decreased margin rates, primarily in our beauty & wellness category. The decrease in beauty & wellness reflects a mix shift within the product category to brands with lower margins. Gross margin percentages for the first six months of fiscal 2019 and fiscal 2018 were 32.3% and 36.8%, which represent a 450 basis point decrease. The decrease in the gross margin percentage reflects the inventory write-down and decreased margin rates, primarily in our beauty & wellness category. The decrease in beauty & wellness reflects a mix shift within the product category to brands with lower margins.
Operating Expenses
Total operating expenses for the fiscal 2019 second quarter were approximately $57.0 million compared to $56.0 million for the comparable prior year period, an increase of 1.8%. Total operating expenses for the first six months ended August 3, 2019 were $114.5 million compared to $114.2 million for the comparable prior year period, an increase of 0.2%. Total operating expenses as a percentage of net sales were 43.4% and 43.5% during the second quarter and first six months of fiscal 2019, compared to 37.1% and 37.1% during the comparable prior year periods of fiscal 2018. Total operating expenses for the fiscal 2019 second quarter included restructuring costs of $5.2 million, executive and management transition costs of $310,000, and rebranding costs of $238,000. Total operating expenses for the six months ended August 3, 2019 included restructuring costs of $5.2 million, executive and management transition costs of $2.3 million, and rebranding costs of $238,000, while total operating expenses for the six months ended August 4, 2018 included executive and management transition costs of $1.0 million. Excluding restructuring costs and executive and management transition costs, total operating expenses as a percentage of net sales for the second quarter and first six months of fiscal 2019 were 39.2% and 40.6%, compared to 37.1% and 36.8% for fiscal 2018.
Distribution and selling expense decreased $4.4 million, or 9%, to $43.5 million, or 33.1% of net sales during the fiscal 2019 second quarter compared to $48.0 million, or 31.8% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due to decreased salaries and benefits of $1.7 million, decreased variable costs of $901,000, decreased program distribution expense of $796,000, decreased accrued incentive compensation of $751,000 and decreased share-based compensation expense of $231,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $819,000 and decreased customer services telecommunications service expense of $184,000, partially offset by increased variable credit card processing fees and bad debt credit expense of $202,000. Total variable expenses during the second quarter of fiscal 2019 were approximately 9.5% of total net sales versus 8.9% of total net sales for the prior year comparable period. The 60 basis point increase reflects the deleveraging of our fulfillment, credit, and customer solution expense categories. Variable expense dollars for the quarter declined as a result of decreases in net sales and net shipped units, as well as we continue to find efficiencies through process and technology.
Distribution and selling expense decreased $6.5 million, or 7%, to $90.4 million, or 34.3% of net sales during the six months ended August 3, 2019 compared to $96.8 million, or 31.5% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first six months due to decreased variable costs of $2.5 million, decreased salaries and benefits of $1.7 million, decreased program distribution expense of $1.1 million, decreased accrued incentive compensation of $707,000, decreased share-based compensation expense of $248,000 and decreased software service fees of $211,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $1.3 million, decreased variable credit card processing fees and bad debt credit expense of $924,000 and decreased customer services telecommunications service expense of $112,000. Total variable expenses during the first six months of fiscal 2019 were approximately 9.7% of total net sales versus 9.1% for the prior year comparable period. The 60 basis point increase reflects the deleveraging of our fulfillment, credit, and customer solution expense categories. Variable expense dollars for the first six months declined as a result of decreases in net sales and net shipped units, as well as we continue to find efficiencies through process and technology.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2019 second quarter decreased $989,000, or 15%, to $5.5 million or 4.2% of net sales, compared to $6.5 million or 4.3% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the second quarter primarily as a result of decreased salaries of $687,000, decreased accrued incentive compensation of $319,000, decreased share-based compensation expense of $120,000 and decreased telecommunications expense of $82,000, partially offset by increased rebranding costs of $238,000. For the six months ended August 3, 2019, general and administrative expense decreased $839,000, or 6%, to $12.4 million or 4.7% of net sales, compared to $13.2 million or 4.3% of net sales for the comparable prior year period. For the six months ended August 3, 2019, general and administrative expense decreased primarily as a result of decreased salaries of $732,000, decreased accrued incentive compensation of $281,000, decreased telecommunications expense of $141,000 and decreased share-based compensation expense of $111,000, partially offset by increased rebranding costs of $238,000 and increased professional fees of $182,000.
Depreciation and amortization expense for the fiscal 2019 second quarter increased $980,000, or 64%, to $2.5 million compared to $1.5 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended August 3, 2019 and August 4, 2018 was 1.9% and 1.0%. Depreciation and amortization expense for the six months ended August 3, 2019 increased $1.1 million, or 35%, to $4.2 million compared to $3.1 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the six months ended August 3, 2019 and August 4, 2018 was 1.6% and 1.0%. The increase in depreciation and amortization expense for the three and six months ended August 3, 2019 was primarily due to accelerated amortization expense of the Evine trademark prospectively over its revised remaining useful life through August 21, 2019. The increase in depreciation and amortization expense for the three and six months ended August 3, 2019 was also due to increased depreciation expense of $87,000 and $194,000 resulting from an average net increase in our non-fulfillment depreciable asset base year over year.
Operating Income (Loss)
For the fiscal 2019 second quarter, we reported an operating loss of approximately $9.3 million compared to operating income of $869,000 for the fiscal 2018 second quarter. For the six months ended August 3, 2019, we reported an operating loss of approximately $29.5 million compared to an operating loss of $1.1 million for the comparable prior year period. For the second quarter of fiscal 2019, our operating loss increased primarily as a result of a decrease in gross profit driven by decreases in consolidated net sales and margin rates, restructuring costs of $5.2 million, and increases in depreciation and amortization expense and executive and management transition costs. The increase in our operating loss was partially offset by decreases in distribution and selling expense and general and administrative expense. For the first six months of fiscal 2019, our operating loss increased primarily as a result of a decrease in gross profit driven by decreases in consolidated net sales and margin rates, a non-cash inventory write-down of $6.1 million, restructuring costs of $5.2 million, and increases in executive and management transition costs and depreciation and amortization expense. The increase in our operating loss was partially offset by decreases in distribution and selling expense and general and administrative expense.
Net Loss
For the fiscal 2019 second quarter, we reported a net loss of $10.2 million or $0.13 per share on 75,502,646 weighted average basic common shares outstanding compared with a net loss of $40,000 or $0.00 per share on 66,009,117 weighted average basic common shares outstanding in the fiscal 2018 second quarter. For the first six months of fiscal 2019, we reported a net loss of $31.2 million or $0.44 per share on 71,410,554 weighted average basic common shares outstanding compared with a net loss of $3.0 million or $0.05 per share on 65,685,034 weighted average basic common shares outstanding in the first six months of fiscal 2018. The net loss for the second quarter of fiscal 2019 includes restructuring costs of $5.2 million, executive and management transition costs of $310,000, rebranding costs of $238,000 and interest expense of $864,000. The net loss for the second quarter of fiscal 2018 included interest expense of $898,000.
The net loss for the first six months of fiscal 2019 includes a non-cash inventory write-down of $6.1 million, restructuring costs of $5.2 million, executive and management transition costs of $2.3 million, rebranding costs of $238,000 and interest expense of $1.7 million. The net loss for the first six months of fiscal 2018 includes executive and management transition costs of $1.0 million, contract termination costs of $753,000 and interest expense of $1.9 million.
For the second quarters of fiscal 2019 and fiscal 2018, the net loss reflects an income tax provision of $15,000 and $20,000. For the first six months of fiscal 2019 and fiscal 2018, the net loss reflects an income tax provision of $30,000 and $40,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2019 second quarter was $211,000 compared with Adjusted EBITDA of $3.9 million for the fiscal 2018 second quarter. For the six months ended August 3, 2019, Adjusted EBITDA was $(8.3) million compared with Adjusted EBITDA of $7.2 million for the comparable prior year period.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net loss	$(10,177)	$(40)	$(31,167)	$(3,026)
Adjustments:
Depreciation and amortization	3,511	2,515	6,140	5,135
Interest income	(6)	(9)	(11)	(16)
Interest expense	864	898	1,694	1,924
Income taxes	15	20	30	40
EBITDA (a)	$(5,793)	$3,384	$(23,314)	$4,057

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$(5,793)	$3,384	$(23,314)	$4,057
Adjustments:
Restructuring costs	5,165	—	5,165	—
Executive and management transition costs	310	—	2,341	1,024
Rebranding costs	238	—	238	—
Inventory impairment write-down	—	—	6,050	—
Contract termination costs	—	—	—	753
Non-cash share-based compensation expense	291	538	1,257	1,358
Adjusted EBITDA (a)	$211	$3,922	$(8,263)	$7,192
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses), restructuring costs, executive and management transition costs, rebranding costs, non-cash impairment charges and write downs, contract termination costs and non-cash share-based compensation expense.
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
Financial Condition, Liquidity and Capital Resources
As of August 3, 2019, we had cash of $21.6 million and had restricted cash equivalents of $450,000. Our restricted cash equivalents are generally restricted for a period ranging from 30 to 60 days. In addition, under the PNC Credit Facility (as defined below), we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 2, 2019, we had cash of $20.5 million and had restricted cash equivalents of $450,000. For the first six months of fiscal 2019, working capital decreased $23.5 million to $57.5 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.5 at August 3, 2019 and 1.8 at February 2, 2019.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of August 3, 2019, we had cash of $21.6 million and additional borrowing capacity of $5.7 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
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
As of August 3, 2019, we had borrowings of $53.9 million under our revolving line of credit. As of August 3, 2019, the term loan under the PNC Credit Facility had $16.3 million outstanding, of which $2.5 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of August 3, 2019 was approximately $5.7 million, which provides liquidity for working capital and general corporate purposes. In addition, as of August 3, 2019, our unrestricted cash plus unused line availability was $27.3 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of February 2, 2019, we had contractual cash obligations and commitments, primarily with respect to our cable and satellite agreements, credit facility, operating leases, and finance leases totaling approximately $240.7 million over the next five fiscal years. During fiscal 2018 and fiscal 2019, we experienced a decline in customers and lost a significant brand which contributed to a decrease in our consolidated net sales and corresponding decrease in profitability. Additionally, our stock price has declined and is currently trading below $1.00 and as a result, we have received a notification that we are out of compliance with Nasdaq listing requirements. On July 16, 2019, we received approval from the Nasdaq Stock Market to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, which provides for an additional 180-day grace period, or until January 13, 2020, to regain compliance with the Nasdaq's minimum bid price requirement. We have taken or are taking the following steps to enhance our operations and liquidity position: entered into a private placement securities purchase agreement in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019, implemented a reduction in overhead costs with $15 million in expected annualized savings, primarily driven by a 20% reduction in our non-variable work force; planned a reduction in capital expenditures compared to prior years;

managed our inventory levels commensurable with our sales; launched a new marquee beauty brand in January 2019; and partnered with well-known personalities to develop and market exclusive lifestyle brands. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants, which requires, among other things, maintaining a minimum of $10 million of unrestricted cash plus facility availability at all times. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take further actions, such as reducing or delaying capital investments, strategic investments or other actions. We believe that our existing cash balances, together with our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For the six months ended August 3, 2019, net cash provided by operating activities totaled $92,000 compared to net cash provided by operating activities of approximately $13.5 million for the comparable fiscal 2018 period. Net cash provided by operating activities for the fiscal 2019 and 2018 periods reflects the net loss, as adjusted for depreciation and amortization, share-based payment compensation, inventory impairment write-down, amortization of deferred revenue and amortization of deferred financing costs. In addition, net cash provided by operating activities for the six months ended August 3, 2019 reflects a decrease in accounts receivable and an increase in accounts payable and accrued liabilities, inventory, and prepaid expenses and other.
Accounts receivable primarily decreased during the first six months of fiscal 2019 as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter and a decrease in sales. Inventories, excluding the first quarter inventory impairment write-down, increased as a result of planned purchases in our jewelry & watches and beauty & wellness categories due to a new strategy to shift airtime and merchandise mix into higher contribution margin categories. Accounts payable and accrued liabilities increased during the first six months of fiscal 2019 primarily due to an increase in inventory payables as a result of the timing of payments made to vendors and an increase in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition. The increase in accounts payable and accrued liabilities was partially offset by a decrease in our merchandise return liability.
Net cash used for investing activities totaled $3.5 million for the first six months of fiscal 2019 compared to net cash used for investing activities of $4.1 million for the comparable fiscal 2018 period. For the six months ended August 3, 2019 and August 4, 2018, expenditures for property and equipment were approximately $3.5 million and $4.1 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the upgrades in our customer service call routing technology; development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled $4.5 million for the six months ended August 3, 2019 and related primarily to proceeds from the PNC revolving loan of $109.7 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on the PNC revolving loan of $109.7 million, principal payments on our PNC term loan of $1.4 million, payments for common stock issuance costs of $66,000, finance lease payments of $23,000 and tax payments for restricted stock unit issuances of $21,000. Net cash used for financing activities totaled $5.2 million for the six months ended August 4, 2018 and related primarily to principal payments on the PNC revolving loan of $121.4 million, principal payments on our PNC term loan of $969,000, tax payments for restricted stock unit issuances of $127,000 and payments for deferred financing costs of $58,000, offset by proceeds from the PNC revolving loan of $111.4 million, proceeds from the PNC term loan of $5.8 million and proceeds from the exercise of stock options of $111,000.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, employment, intellectual property and consumer protection matters. In the opinion of management, none of the claims and suits, either individually or in the aggregate, will have a material adverse effect on our operations or consolidated financial statements.

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended February 2, 2019, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Dividends
We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in Note 7 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Articles of Incorporation of the Registrant (as amended through July 16, 2019)	Incorporated by reference (1)

3.2	By-Laws of the Registrant (as amended through July 16, 2019)	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 16, 2019, File No. 001-37495.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 16, 2019, File No. 001-37495.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc. (Registrant)
September 10, 2019	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer (Principal Executive Officer)

September 10, 2019	By:	/s/ MICHAEL R. PORTER
Michael R. Porter
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)