Form 10-Q
period 2019-11-02
iMedia Brands, Inc.
filed 2019-12-10
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2019
Commission File Number 001-37495
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 5, 2019, there were 82,080,548 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
November 2, 2019

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 2, 2019	February 2, 2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$16,602	$20,485
Restricted cash equivalents	—	450
Accounts receivable, net	63,729	81,763
Inventories	82,799	65,272
Prepaid expenses and other	7,491	9,053
Total current assets	170,621	177,023
Property and equipment, net	48,698	51,118
Other assets	2,397	1,846
TOTAL ASSETS	$221,716	$229,987
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,950	$56,157
Accrued liabilities	39,643	37,374
Current portion of long term credit facility	2,488	2,488
Current portion of operating lease liabilities	836	—
Deferred revenue	35	35
Total current liabilities	119,952	96,054
Other long term liabilities	117	50
Long term credit facility	66,924	68,932
Total liabilities	186,993	165,036
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 99,600,000 shares authorized; 76,770,354 and 67,919,349 shares issued and outstanding	768	679
Additional paid-in capital	449,788	442,197
Accumulated deficit	(415,833)	(377,925)
Total shareholders' equity	34,723	64,951
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$221,716	$229,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(In thousands, except share and per share data)
Net sales	$115,159	$131,714	$378,183	$439,018
Cost of sales	73,573	84,559	251,578	278,738
Gross profit	41,586	47,155	126,605	160,280
Operating expense:
Distribution and selling	38,332	47,328	128,717	144,173
General and administrative	5,415	6,214	17,816	19,454
Depreciation and amortization	2,053	1,587	6,234	4,681
Restructuring costs	1,516	—	6,681	—
Executive and management transition costs	87	408	2,428	1,432
Total operating expense	47,403	55,537	161,876	169,740
Operating loss	(5,817)	(8,382)	(35,271)	(9,460)
Other income (expense):
Interest income	4	12	15	28
Interest expense	(914)	(767)	(2,608)	(2,691)
Total other expense, net	(910)	(755)	(2,593)	(2,663)
Loss before income taxes	(6,727)	(9,137)	(37,864)	(12,123)
Income tax provision	(14)	(20)	(44)	(60)
Net loss	$(6,741)	$(9,157)	$(37,908)	$(12,183)
Net loss per common share	$(0.09)	$(0.14)	$(0.52)	$(0.18)
Net loss per common share — assuming dilution	$(0.09)	$(0.14)	$(0.52)	$(0.18)
Weighted average number of common shares outstanding:
Basic	75,770,277	66,351,835	72,863,795	65,907,301
Diluted	75,770,277	66,351,835	72,863,795	65,907,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Nine-Month Period Ended November 2, 2019	(In thousands, except share data)
BALANCE, February 2, 2019	67,919,349	$679	$442,197	$(377,925)	$64,951
Net loss	—	—	—	(20,990)	(20,990)
Common stock issuances pursuant to equity compensation awards	311,636	3	(11)	—	(8)
Share-based payment compensation	—	—	966	—	966
Common stock and warrant issuance	8,000,000	80	5,938	—	6,018
BALANCE, May 4, 2019	76,230,985	762	449,090	$(398,915)	50,937
Net loss	—	—	—	(10,177)	(10,177)
Common stock issuances pursuant to equity compensation awards	538,369	6	(19)	—	(13)
Share-based payment compensation	—	—	291	—	291
BALANCE, August 3, 2019	76,769,354	768	449,362	$(409,092)	41,038
Net loss	—	—	—	(6,741)	(6,741)
Common stock issuances pursuant to equity compensation awards	1,000	—	—	—	—
Share-based payment compensation	—	—	426	—	426
BALANCE, November 2, 2019	76,770,354	$768	$449,788	$(415,833)	$34,723

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Nine-Month Period Ended November 3, 2018	(In thousands, except share data)
BALANCE, February 3, 2018	65,290,458	$653	$439,111	$(355,768)	$83,996
Net loss	—	—	—	(2,986)	(2,986)
Common stock issuances pursuant to equity compensation awards	297,879	3	(103)	—	(100)
Share-based payment compensation	—	—	820	—	820
BALANCE, May 5, 2018	65,588,337	656	439,828	$(358,754)	81,730
Net loss	—	—	—	(40)	(40)
Common stock issuances pursuant to equity compensation awards	699,449	7	77	—	84
Share-based payment compensation	—	—	564	—	564
BALANCE, August 4, 2018	66,287,786	663	440,469	$(358,794)	82,338
Net loss	—	—	—	(9,157)	(9,157)
Common stock issuances pursuant to equity compensation awards	76,059	1	66	—	67
Share-based payment compensation	—	—	822	—	822
BALANCE, November 3, 2018	66,363,845	$664	$441,357	$(367,951)	$74,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month
	Periods Ended
	November 2, 2019	November 3, 2018
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(37,908)	$(12,183)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	9,192	7,667
Share-based payment compensation	1,683	2,180
Inventory impairment write-down	6,050	—
Amortization of deferred revenue	(27)	(27)
Amortization of deferred financing costs	152	159
Changes in operating assets and liabilities:
Accounts receivable, net	18,034	22,417
Inventories	(23,577)	(17,197)
Prepaid expenses and other	640	(2,841)
Accounts payable and accrued liabilities	23,006	10,969
Net cash (used for) provided by operating activities	(2,755)	11,144
INVESTING ACTIVITIES:
Property and equipment additions	(5,367)	(6,681)
Net cash used for investing activities	(5,367)	(6,681)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	160,400	177,100
Proceeds from issuance of common stock and warrants	6,000	—
Proceeds of term loan	—	5,821
Proceeds from exercise of stock options	—	181
Payments on revolving loan	(160,400)	(186,100)
Payments on term loan	(2,035)	(1,647)
Payments for common stock issuance costs	(109)	—
Payments on finance leases	(46)	(4)
Payments for restricted stock issuance	(21)	(130)
Payments for deferred financing costs	—	(96)
Net cash provided by (used for) financing activities	3,789	(4,875)
Net decrease in cash and restricted cash equivalents	(4,333)	(412)
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	20,935	24,390
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$16,602	$23,978
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,288	$2,386
Income taxes paid	$31	$14
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$387	$1,026
Equipment acquired through finance lease obligations	$188	$30
Issuance of warrants	$193	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2019
(Unaudited)

(1) General
iMedia Brands, Inc. (formerly EVINE Live Inc.) and its subsidiaries ("we," "our," "us," or the "Company") are collectively an interactive media company that manages ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network and iMedia Web Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. The Company's nascent, but growing iMedia Web Services offers creative and interactive advertising and third-party logistics. On November 22, 2019, the Company launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers.
On July 16, 2019, the Company changed its corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, the Company's Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, the Company changed the name of its primary network, Evine, back to ShopHQ, which was the name of the network in 2014.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 2, 2019 has been derived from the Company's audited financial statements for the fiscal year ended February 2, 2019. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2019. Operating results for the nine-month period ended November 2, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2018, ended on February 2, 2019, and consisted of 52 weeks. Fiscal 2019 will end February 1, 2020 and will contain 52 weeks. The three and nine-month periods ended November 2, 2019 and November 3, 2018 each consisted of 13 and 39 weeks.
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
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of November 2, 2019, the lease liability and right-of-use assets did not include any lease extension options.
The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

	For the Three-Month	For the Nine-Month
	Period Ended	Period Ended
	November 2, 2019	November 2, 2019
Operating lease cost	$240,000	$763,000
Short-term lease cost	16,000	126,000
Variable lease cost (a)	21,000	71,000
(a) Includes variable costs of finance leases.
For the three and nine-month periods ended November 2, 2019, finance lease costs included amortization of right-of-use assets of $24,000 and $48,000 and interest on lease liabilities of $2,000 and $5,000.

The Company obtained $188,000 and $180,000 right-of-use assets in exchange for finance and operating leases, respectively, during the nine-month period ended November 2, 2019. Supplemental cash flow information related to leases were as follows:

For the Nine-Month
Period Ended
November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$769,000
Operating cash flows used for finance leases	5,000
Financing cash flows used for finance leases	46,000
The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

November 2, 2019
Weighted average remaining lease term:
Operating leases	1.1 years
Finance leases	2.1 years
Weighted average discount rate:
Operating leases	5.5%
Finance leases	5.3%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	November 2, 2019
Assets
Operating lease right-of-use assets	Other assets	$927,000
Finance lease right-of-use assets	Property and equipment, net	167,000
Total lease right-of-use assets		$1,094,000
Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$836,000
Operating lease liabilities, excluding current portion	Other long term liabilities	28,000
Total operating lease liabilities		864,000
Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	87,000
Finance lease liabilities, excluding current portion	Other long term liabilities	83,000
Total finance lease liabilities		170,000
Total lease liabilities		$1,034,000

Future maturities of lease liabilities as of November 2, 2019 are as follows:

Fiscal year	Operating Leases	Finance Leases	Total
2019	$237,000	$27,000	$264,000
2020	628,000	85,000	713,000
2021	11,000	60,000	71,000
2022	11,000	8,000	19,000
2023	3,000	—	3,000
Thereafter	—	—	—
Total lease payments	890,000	180,000	1,070,000
Less imputed interest	(26,000)	(10,000)	(36,000)
Total lease liabilities	$864,000	$170,000	$1,034,000
As of November 2, 2019, the Company had no operating and finance leases that had not yet commenced.
Disclosures Related to Periods Prior to Adoption of Leases, Topic 842
Future minimum lease payments for assets under capital and operating leases at February 2, 2019 are as follows:

Future Minimum Lease Payments:	Capital Leases	Operating Leases

2019	$13,000	$1,005,000
2020	8,000	604,000
2021	8,000	—
2022	2,000	—
2023 and thereafter	—	—
Total minimum lease payments	31,000	$1,609,000
Less: Amounts representing interest	(2,000)
	29,000
Less: Current portion	(12,000)
Long-term capital lease obligation	$17,000

(4) Revenue
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of November 2, 2019 and February 2, 2019, the Company recorded a merchandise return liability of $5,791,000 and $8,097,000, included in accrued liabilities, and a right of return asset of $3,163,000 and $4,410,000, included in other current assets.
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
As of November 2, 2019, approximately $41,000 is expected to be recognized from remaining performance obligations over the next 1.2 years. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $9,000 for the three-month periods ended November 2, 2019 and November 3, 2018 and $27,000 for the nine-month periods ended November 2, 2019 and November 3, 2018.
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of November 2, 2019 and February 2, 2019, the Company had approximately $55,513,000 and $74,787,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $7,430,000 and $8,533,000.

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
As of November 2, 2019 and February 2, 2019, the Company had $0 and $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the condensed consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of November 2, 2019 and February 2, 2019, the Company also had a long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, with carrying values of $69,412,000 and $71,420,000. As of November 2, 2019 and February 2, 2019, $2,488,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(6) Intangible Assets
Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

	November 2, 2019		February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	$1,979,000	$(1,806,000)	$1,786,000	$(502,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in Other Assets in the accompanying balance sheets and consist of the Evine trademark, a vendor exclusivity agreement (as further described below), and the Princeton Watches trade name and customer list. Amortization expense related to the finite-lived intangible assets was $318,000 and $41,000 for the three-month periods ended November 2, 2019 and November 3, 2018 and $1,304,000 and $124,000 for the nine-month periods ended November 2, 2019 and November 3, 2018. Estimated amortization expense is $1,313,000 for fiscal 2019, and $39,000 for fiscal 2020 and each fiscal year through fiscal 2023.
On May 29, 2019, the Company announced the decision to change the name of the Evine network back to ShopHQ, which was the name of the network in 2014. The remaining carrying amount of the Evine trademark was amortized prospectively over the revised remaining useful life through August 21, 2019, the date of the network name change.
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

(7) Credit Agreements
The Company's long-term credit facility consists of:

	November 2, 2019	February 2, 2019
PNC revolving loan due July 27, 2023, principal amount	$53,900,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	15,607,000	17,643,000
Less unamortized debt issuance costs	(95,000)	(123,000)
PNC term loan due July 27, 2023, carrying amount	15,512,000	17,520,000
Total long-term credit facility	69,412,000	71,420,000
Less current portion of long-term credit facility	(2,488,000)	(2,488,000)
Long-term credit facility, excluding current portion	$66,924,000	$68,932,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through November 25, 2019, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company's previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. On November 25, 2019, the Company entered into the Eleventh Amendment to the PNC Credit Facility, as described in Note 18 - "Subsequent Events". The Eleventh Amendment, among other things, increased the interest rate margins on both the revolving line of credit and term loan.
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
The revolving line of credit under the PNC Credit Facility bears interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3% on Base Rate advances and 3% and 4.5% on LIBOR advances based on the Company's trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in its financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio measured annually as demonstrated in its audited financial statements.
As of November 2, 2019, the Company had borrowings of $53.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of November 2, 2019 was approximately $6.3 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving credit facility borrowings. As of November 2, 2019, there was approximately $15.6 million outstanding under the PNC Credit Facility term loan of which $2.5 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of November 2, 2019, the imputed effective interest rate on the PNC term loan was 6.0%.
Interest expense recorded under the PNC Credit Facility was $904,000 and $2,593,000 for the three and nine-month periods ended November 2, 2019 and $766,000 and $2,688,000 for the three and nine-month periods ended November 3, 2018.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of November 2, 2019, the Company's unrestricted cash plus unused line availability was $22.9 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit were $437,000 and $561,000 as of November 2, 2019 and February 2, 2019 and are included within other assets within the accompanying balance sheet. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
The aggregate maturities of the Company's long-term credit facility as of November 2, 2019 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2019	$452,000	$—	$452,000
2020	2,714,000	—	2,714,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	53,900,000	60,913,000
	$15,607,000	$53,900,000	$69,507,000
Cash Requirements
The Company has significant future commitments for its cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of the Company's credit facility. During fiscal 2018 and fiscal 2019, the Company experienced a decline in customers and lost a significant brand which contributed to a decrease in its consolidated net sales and corresponding decrease in profitability. The Company has taken or is taking the following steps to enhance its operations and liquidity position: entered into a private placement securities purchase agreement in which it received gross proceeds of $6.0 million during the first quarter of fiscal 2019, implemented a reduction in overhead costs with $17 million in expected annualized savings, primarily driven by a 20% reduction in the Company's non-variable work force; planned a reduction in capital expenditures compared to prior years; managed its inventory levels commensurate with sales; launched a new marquee beauty brand in January 2019; launched the Company's ShopHQ VIP customer program; entered into an agreement with Shaquille O'Neal, which includes the launch of a new live televised program in 2020, "In the Kitchen with Shaq" and the development of a Shaq branded collection of kitchenware, cookware and grill products; launched Bulldog Shopping Network, a niche television shopping network geared towards male consumers in November 2019; partnered with well-known personalities to develop and market exclusive lifestyle brands; and acquired Float Left Interactive, Inc. ("Float Left") and J.W. Hulme Company ("J.W. Hulme"). Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. The Company plans to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, the Company plans to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. The Company's ability to fund operations and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in its sales and to use available funds from the Company's PNC Credit Facility. The Company's ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility's covenants, which requires, among other things, maintaining a minimum of $10.0 million of unrestricted cash plus facility availability at all times. Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs and planned capital expenditures, and its cash reserves are depleted, the Company may need to take further actions, such as reducing or delaying capital investments, strategic investments or other actions. The Company believes that its existing cash balances, together with its availability under the PNC Credit Facility, will be sufficient to fund its normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that the Company will be able to achieve its strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on its operations.

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
Warrants
As of November 2, 2019, the Company had outstanding warrants to purchase 7,349,365 shares of the Company’s common stock, of which 7,349,365 are fully exercisable. The warrants expire five years from the date of grant. The following table summarizes information regarding warrants outstanding at November 2, 2019:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	2,976,190	2,976,190	$2.90	September 19, 2021
November 10, 2016	333,873	333,873	$3.00	November 10, 2021
January 23, 2017	489,302	489,302	$1.76	January 23, 2022
March 16, 2017	50,000	50,000	$1.92	March 16, 2022
May 2, 2019	3,500,000	3,500,000	$1.50	May 2, 2024
On November 27, 2018, the Company issued warrants to Fonda, Inc. for 1,500,000 shares of our common stock in connection with and as consideration for entering into a services and trademark licensing agreement between the companies. The aggregate market value on the date of the award was $441,000 and was being amortized as cost of sales over the three-year services and trademark licensing agreement term. On July 29, 2019, the Company and Fonda, Inc. agreed to terminate the services and trademark licensing agreement and the warrants for 1,500,000 shares were forfeited.
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
Compensation expense relating to the restricted stock award was $117,000 and $352,000 for the third quarter and first nine months of fiscal 2019. As of November 2, 2019, there was $967,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 2.1 years.
A summary of the status of the Company’s non-vested restricted stock award activity as of November 2, 2019 and changes during the nine months then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	1,000,000	$0.94
Granted	—	$—
Vested	—	$—
Non-vested outstanding, November 2, 2019	1,000,000	$0.94
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $79,000 and $315,000 for the third quarters of fiscal 2019 and fiscal 2018 and $593,000 and $857,000 for the first nine months of fiscal 2019 and fiscal 2018. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of November 2, 2019, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 13,000,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2019			Fiscal 2018
Expected volatility:	75%	-	82%	72%
Expected term (in years):	6 years			6 years
Risk-free interest rate:	1.4%	-	2.6%	2.8%	-	3.0%
A summary of the status of the Company’s stock option activity as of November 2, 2019 and changes during the nine months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 2, 2019	4,759,000	$1.36	107,000	$4.87
Granted	329,000	$0.46	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(2,316,000)	$1.24	(40,000)	$4.47
Balance outstanding, November 2, 2019	2,772,000	$1.35	67,000	$5.11
Options exercisable at November 2, 2019	1,692,000	$1.60	67,000	$5.11
The following table summarizes information regarding stock options outstanding at November 2, 2019:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,772,000	$1.35	7.0	$20,000	2,669,000	$1.37	6.9	$17,000
2004 Incentive:	67,000	$5.11	4.2	$—	67,000	$5.11	4.2	$—
The weighted average grant-date fair value of options granted in the first nine months of fiscal 2019 and fiscal 2018 was $0.31 and $0.74. The total intrinsic value of options exercised during the first nine months of fiscal 2019 and fiscal 2018 was $0 and $26,000. As of November 2, 2019, total unrecognized compensation cost related to stock options was $368,000 and is expected to be recognized over a weighted average period of approximately 1.4 years.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $229,000 and $507,000 for the third quarters of fiscal 2019 and fiscal 2018 and $715,000 and $1,323,000 for the first nine months of fiscal 2019 and fiscal 2018. As of November 2, 2019, there was $1,034,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 1.7 years. The total fair value of restricted stock units vested during the first nine months of fiscal 2019 and fiscal 2018 was $383,000 and $1,189,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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

The Company granted no market-based restricted stock performance units to executives and key employees as part of the Company's long-term incentive program during the third quarters of fiscal 2019 and fiscal 2018 and 941,000 and 747,000 market-based restricted stock performance units during the first nine months of fiscal 2019 and fiscal 2018. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of November 2, 2019 and changes during the nine-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	1,629,000	$1.35	1,807,000	$1.04	3,436,000	$1.18
Granted	1,395,000	$0.44	2,378,000	$0.44	3,773,000	$0.44
Vested	—	$—	(900,000)	$1.07	(900,000)	$1.07
Forfeited	(1,321,000)	$1.05	(1,424,000)	$0.70	(2,745,000)	$0.87
Non-vested outstanding, November 2, 2019	1,703,000	$0.84	1,861,000	$0.51	3,564,000	$0.67

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator:
Net loss	$(6,741,000)	$(9,157,000)	$(37,908,000)	$(12,183,000)
Earnings allocated to participating share awards (a)	—	—	—	—
Net loss attributable to common shares — Basic and diluted	$(6,741,000)	$(9,157,000)	$(37,908,000)	$(12,183,000)
Denominator:
Weighted average number of common shares outstanding — Basic	75,770,277	66,351,835	72,863,795	65,907,301
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of common shares outstanding — Diluted	75,770,277	66,351,835	72,863,795	65,907,301
Net loss per common share	$(0.09)	$(0.14)	$(0.52)	$(0.18)
Net loss per common share — assuming dilution	$(0.09)	$(0.14)	$(0.52)	$(0.18)
(a) During the fourth quarter of fiscal 2018, the Company issued a restricted stock award that is a participating security. For the three and nine-month periods ended November 2, 2019, the entire undistributed loss is allocated to common shareholders.
(b) For the three and nine-month periods ended November 2, 2019, there were 747,000 and 401,000 incremental in-the-money potentially dilutive common shares outstanding, and 817,000 and 454,000 for the three and nine-month periods ended November 3, 2018. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

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
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Jewelry & Watches	$46,663	$49,417	$156,733	$160,052
Home & Consumer Electronics	23,705	27,492	70,272	87,200
Beauty & Wellness	18,844	21,174	63,806	76,811
Fashion & Accessories	13,896	21,838	52,350	72,972
All other (primarily shipping & handling revenue)	12,051	11,793	35,022	41,983
Total	$115,159	$131,714	$378,183	$439,018

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

(12) Cash and Restricted Cash Equivalents
The following table provides a reconciliation of cash and restricted cash equivalents reported with the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	November 2, 2019	February 2, 2019
Cash	$16,602,000	$20,485,000
Restricted cash equivalents	—	450,000
Total cash and restricted cash equivalents	$16,602,000	$20,935,000
The Company's restricted cash equivalents consisted of certificates of deposit with original maturities of three months or less and were generally restricted for a period ranging from 30 to 60 days.

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

(15) Related Party Transactions
Relationship with Sterling Time, Invicta Watch Company of America, and Retailing Enterprises
On May 2, 2019, in accordance with the Purchase Agreement described in Note 8 - "Shareholders' Equity", the Company's Board of directors elected Michael Friedman and Eyal Lalo to the board for a term expiring at the Company's 2019 annual meeting of shareholders, and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company's largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. Under the Purchase Agreement, the Company agreed to recommend that the Company's shareholders vote to re-elect each of Eyal Lalo and Michael Friedman as a director of the Company at the 2019 annual meeting of shareholders for a term of office expiring at the 2020 annual meeting of shareholders, and to reflect such recommendation in the proxy statement for the 2019 annual meeting and solicit proxies in favor thereof. Messrs. Lalo and Friedman were re-elected by the Company's shareholders at the 2019 annual meeting. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy. Each director receives $65,000 in a cash retainer annually for service on our board. In addition, the Company's non-employee directors receive a restricted stock unit award that vests on the day immediately prior to the next annual meeting of shareholders. On May 2, 2019, Messrs. Friedman and Lalo each received a prorated grant for the partial year, which resulted in an award of 20,436 restricted stock units, valued at $7,500, that vested on July 11, 2019. On July 12, 2019, Messrs. Friedman and Lalo were each granted an award of 75,581 restricted stock units, valued at $32,500, that will vest on the day immediately prior to the Company's next annual meeting of shareholders.
Mr. Lalo is the owner of IWCA, which is the sole owner of Invicta Media Investments, LLC. Mr. Friedman is an owner of Sterling Time. Pursuant to the Purchase Agreement the following companies invested as a group, including: Invicta Media Investments, LLC purchased 4,000,000 shares of the Company's common stock and a warrant to purchase 2,526,562 shares of the Company's common stock for an aggregate purchase price of $3,000,000, Michael and Leah Friedman purchased 1,800,000 shares of the Company's common stock and a warrant to purchase 842,188 shares of the Company's common stock for an aggregate purchase price of $1,350,000, and Retailing Enterprises, LLC purchased 1,600,000 shares of the Company's common stock for an aggregate purchase price of $1,200,000, among others.
Transactions with Sterling Time
The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $15.8 million and $49.7 million during the third quarter and first nine months of fiscal 2019 and $15.6 million and $41.0 million during the third quarter and first nine months of fiscal 2018. The goods were purchased on standard commercial terms and are net of customary markdowns and promotional funding of $1.5 million and $400,000 for the first nine months of fiscal 2019 and fiscal 2018. In addition, during the first quarter of fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of November 2, 2019 and February 2, 2019, the Company had a net trade payable balance owed to Sterling Time of $4.6 million and $3.2 million.
Transactions with Retailing Enterprises
During the third quarter of fiscal 2019, the Company entered into an agreement to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1.9 million. The terms of the agreement provide for 24 monthly payments. As of November 2, 2019, no payments have been received and the Company has not recognized revenue from the bill and hold arrangement.
Transactions with Famjams Trading
The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $337,000 during the third quarter and first nine months of fiscal 2019. As of November 2, 2019 and February 2, 2019, the Company had a net trade payable balance owed to Famjams Trading of $153,000 and $0.

(16) Restructuring Costs
During the second quarter of 2019, the Company implemented and completed a cost optimization initiative, which reduced the Company's organizational structure, closed the New York and Los Angeles offices and cut overhead costs. The initiative included the elimination of 11 senior executive roles and a 20% reduction to the Company's non-variable workforce. During the third quarter of 2019, the Company completed an additional reduction in the Company's organizational structure and cost-saving measures. As a result, the Company recorded restructuring charges of $1,516,000 and $6,681,000 for the three and nine-month periods ended November 2, 2019, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company.
The following table summarizes the significant components and activity under the restructuring program for the nine-month period ended November 2, 2019:

	Balance at February 2, 2019	Charges	Cash Payments	Balance at November 2, 2019
Severance	$—	$5,858,000	$(1,760,000)	$4,098,000
Other incremental costs	—	823,000	(739,000)	84,000
	$—	$6,681,000	$(2,499,000)	$4,182,000
The liability for restructuring accruals is included in current accrued liabilities within the accompanying condensed consolidated balance sheet.

(17) Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, the Company's Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remained a member of the Company's board of directors until October 1, 2019. On May 2, 2019, in accordance with the Purchase Agreement, the Company's board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman.
In conjunction with these executive changes as well as other executive and management terminations made during the first nine months of fiscal 2019, the Company recorded charges to income totaling $87,000 and $2,428,000 for the three and nine-

months ended November 2, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2019 executive and management transition.
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

(18) Subsequent Events
Commercial Agreement with Shaquille O'Neal
On November 18, 2019, the Company entered into a commercial agreement (“Agreement”) and restricted stock unit award agreement (“RSU Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products would be sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Agreement. In exchange for such services and pursuant to the RSU Agreement, the Company issued 4,000,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of 1,333,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 1,333,333 restricted stock units will vest February 1, 2021 and the final tranche of 1,333,334 restricted stock units will vest February 1, 2022. Additionally, in connection with the Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company's common stock.
Business Acquisitions
On November 25, 2019, the Company entered into an asset purchase agreement and acquired substantially all the assets of Float Left Interactive, Inc. ("Float Left"), a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. Pursuant to the purchase agreement, the Company issued 1,000,000 shares of our common stock to the seller as purchase consideration. The purchase includes contingent consideration of up to 500,000 additional shares of our common stock in the event certain performance metrics are satisfied relating to the Float Left business following closing.
On November 26, 2019, the Company entered into an asset purchase agreement and acquired substantially all the assets of J.W. Hulme Company ("J.W. Hulme"), a business specializing in artisan-crafted leather products, including handbags and luggage. The Company plans to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, the Company plans to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. Pursuant to the purchase agreement, the Company issued 2,910,000 shares of our common stock to the seller as purchase consideration.
Eleventh Amendment to PNC Credit Facility
On November 25, 2019, the Company entered into the Eleventh Amendment to the PNC Credit Facility. The Eleventh Amendment, among other things, increased the interest rate margin by 2% on the term loan and between 1% and 1.5% on the revolving line of credit.
Amendment to Articles of Incorporation
On December 3, 2019, the Company held a special meeting of shareholders. At the special meeting, the Company’s shareholders approved an amendment to Section A of Article 3 of the Company’s Articles of Incorporation to provide that the Company is authorized to issue one hundred million (100,000,000) shares of capital stock and an additional fifty million (50,000,000) shares of common stock.  In addition, the Company’s shareholders approved amendments to the Company’s Articles of Incorporation to delete the following sections:

•
Section D of Article 3, which provided restrictions on the voting power of the Company's shares of common stock in excess of 20% by or for the account of aliens, a foreign government or any corporation organized under the laws of foreign country;

•
Section E of Article 3, which provided restrictions on the ownership and transfer of the Company's shares of common stock in excess of 20% by aliens, a foreign government or any corporation organized under the laws of foreign country, and a related redemption right on behalf of the Company; and

•	Article 7, which provided that no officer or director of the Company may be an alien or a representative of a foreign government.
Reverse Stock Split
On November 25, 2019, the Company announced it will implement a ten-for-one reverse stock split of its outstanding common stock, effective at 5:00 p.m., Central Time, on December 11, 2019. Upon the effectiveness of the reverse stock split, every ten shares of issued and outstanding common stock before the close of business on December 11, 2019 will be combined into one issued and outstanding share of common stock, with no change in par value per share. The company’s common stock will open for trading on Nasdaq on December 12, 2019 on a post-split basis. No fractional shares will be issued as a result of the reverse stock split. Any fractional shares that would result from the reverse stock split will be cancelled in exchange for the payment of cash consideration. The reverse stock split will affect all issued and outstanding shares of the company’s common stock, as well as the number of shares of common stock available for issuance under the company’s outstanding stock options and warrants. The reverse stock split will reduce the number of shares of common stock issuable upon the exercise of stock options or warrants outstanding immediately prior to the reverse split and correspondingly increase the respective exercise prices. The reverse stock split will affect all shareholders uniformly and will not alter any shareholder’s percentage interest in the company’s equity, except to the extent that the reverse stock split results in some shareholders experiencing an adjustment of a fractional share as described above. The reverse stock split is primarily intended to bring the company into compliance with the minimum bid price requirement for maintaining its listing on the Nasdaq Capital Market. The Company's common stock will continue to trade under the symbol “IMBI.”

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
Overview
Our Company
We are an interactive media company that manages ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network and iMedia Web Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed in more than 87 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. Our nascent, but growing iMedia Web Services offers creative and interactive advertising and third-party logistics. On November 22, 2019, we launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers.
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
Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first nine months of fiscal 2019. We are focused on diversifying our merchandise assortment within our existing product categories as well as offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our merchandise mix as a percentage of total digital commerce net merchandise sales for the three and nine-month periods indicated by product category group.

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net Merchandise Sales by Category
Jewelry & Watches	45%	41%	46%	40%
Home & Consumer Electronics	23%	23%	20%	22%
Beauty & Wellness	18%	18%	19%	19%
Fashion & Accessories	14%	18%	15%	19%
Total	100%	100%	100%	100%
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
Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 87 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and over-the-top platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and over-the-top platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. On August 21, 2019, we changed the name of the Evine network back to ShopHQ, which was the name of the network in 2014. ShopHQ is easier to recognize for existing television retailing customers and we believe this more intuitive and recognizable name will allow us to better promote our network and build our customer file.
Our growth strategy also includes building profitable niche interactive media networks and services, such as the Bulldog Shopping Network, which launched on November 22, 2019, and LaVenta. The Bulldog Shopping Network is a new omni-channel, television shopping brand that will sell and advertise men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. In addition, in 2020, we expect to launch a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we recently launched iMedia Web Services, which includes creative and interactive services and third-party logistics services. We plan to expand our service offerings to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services.
Program Distribution
ShopHQ, our 24-hour television shopping program, which is distributed primarily on cable and satellite systems, reached more than 87 million homes during the nine months ended November 2, 2019 and November 3, 2018. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our website, shophq.com, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.

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
Summary Results for the Third Quarter of Fiscal 2019
Consolidated net sales for our fiscal 2019 third quarter were $115.2 million compared to $131.7 million for our fiscal 2018 third quarter, which represents a 13% decrease. We reported an operating loss of $5.8 million and a net loss of $6.7 million for our fiscal 2019 third quarter. The operating and net loss for the fiscal 2019 third quarter included restructuring costs of $1.5 million; transaction, settlement and integration costs, net, totaling $(804,000); rebranding costs of $554,000; and charges relating to executive and management transition costs totaling $87,000. We reported an operating loss of $8.4 million and a net loss of $9.2 million for our fiscal 2018 third quarter. The operating and net loss for the fiscal 2018 third quarter included charges relating to executive and management transition costs totaling $408,000 and transaction, settlement and integration costs totaling $395,000.
Consolidated net sales for the first nine months of fiscal 2019 were $378.2 million compared to $439.0 million for the first nine months of fiscal 2018, which represents a 14% decrease. We reported an operating loss of $35.3 million and a net loss of $37.9 million for the first nine months of fiscal 2019. The operating and net loss for the first nine months of fiscal 2019 included restructuring costs of $6.7 million; an inventory impairment write-down of $6.1 million; charges relating to executive and management transition costs totaling $2.4 million; transaction, settlement and integration costs, net, totaling $(804,000); and rebranding costs of $792,000. We reported an operating loss of $9.5 million and a net loss of $12.2 million for the first nine months of fiscal 2018. The operating and net loss for the first nine months of fiscal 2018 included charges relating to executive and management transition costs totaling $1.4 million and transaction, settlement and integration costs totaling $1.1 million.
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
Restructuring Costs
During the second quarter of 2019, we implemented and completed a cost optimization initiative, which reduced our organizational structure, closed the New York and Los Angeles offices and cut overhead costs. The initiative included the elimination of 11 senior executive roles and a 20% reduction to our non-variable workforce. During the third quarter of 2019, the Company implemented and completed additional organizational changes and cost-saving measures. As a result, we recorded restructuring charges of $1.5 million and $6.7 million for the three and nine-month periods ended November 2, 2019, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company. The optimization initiative is expected to eliminate approximately $17 million in annual overhead costs.
Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, our Chief Executive Officer, was terminated from his position as an officer and employee of our company and was entitled to receive the payments set forth in his employment agreement. Mr. Rosenblatt remained a member of our board of directors until October 1, 2019. On May 2, 2019, in accordance with the Purchase Agreement, our board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during the first nine months of fiscal 2019, we recorded charges to income totaling $87,000 and $2.4 million for the three and nine-months ended November 2, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with our 2019 executive and management transition.
Transaction, Settlement and Integration Costs
During the third quarter of 2019, the Company received $1.5 million for the sale of its claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit. This was partially offset by costs incurred related to the implementation of our ShopHQ VIP customer program and our third-party logistics service offerings of $721,000.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	36.1%	35.8%	33.5%	36.5%
Operating expenses:
Distribution and selling	33.3%	36.0%	34.0%	32.9%
General and administrative	4.7%	4.7%	4.7%	4.4%
Depreciation and amortization	1.8%	1.2%	1.7%	1.1%
Restructuring costs	1.3%	—%	1.8%	—%
Executive and management transition costs	0.1%	0.3%	0.6%	0.3%
	41.2%	42.2%	42.8%	38.7%
Operating loss	(5.1)%	(6.4)%	(9.3)%	(2.2)%

Key Performance Metrics

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Merchandise Metrics
Gross margin %	36.1%	35.8%	30 bps	33.5%	36.5%	(300) bps
Net shipped units (in thousands)	1,578	1,893	(17)%	5,227	6,827	(23)%
Average selling price	$66	$63	5%	$65	$58	12%
Return rate	19.0%	19.9%	(90) bps	19.7%	19.1%	60 bps
Digital net sales % (a)	51.6%	51.9%	(30) bps	52.5%	52.5%	—
Total Customers - 12 Month Rolling (in thousands)	1,115	1,233	(10)%	N/A	N/A
(a) Digital net sales percentage is calculated based on net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2019 third quarter decreased 17% from the prior year comparable quarter to approximately 1.6 million. For the nine months ended November 2, 2019, net shipped units decreased 23% from the prior year comparable period to 5.2 million. The decrease in net shipped units during the third quarter and first nine months of fiscal 2019 was driven primarily by a decrease in consolidated net sales and by offering a higher average selling price assortment in our home & consumer electronics product category. The decrease in year-to-date net shipped units was additionally driven by offering a higher average selling price assortment in our jewelry & watches product category.
Average Selling Price
The average selling price ("ASP") per net unit was $66 in the third quarter of fiscal 2019, a 5% increase from the prior year quarter. The increase in the third quarter ASP was primarily driven by a mix shift into jewelry & watches from our fashion & accessories category and an ASP increase in our home & consumer electronics category. For the nine months ended November 2, 2019, the ASP was $65, a 12% increase from the prior year comparable period. The increase in the year-to-date ASP was primarily driven by a mix shift into jewelry & watches from our fashion & accessories category, combined with ASP increases in our jewelry & watches and home & consumer electronics product categories.
Return Rates
For the three months ended November 2, 2019, our return rate was 19.0% compared to 19.9% for the comparable prior year quarter, a 90 basis point decrease. The decrease in the third quarter return rate was driven by return rate decreases in all product categories, primarily in our home & consumer electronics category. For the nine months ended November 2, 2019, our return rate was 19.7% compared to 19.1% for the comparable prior year period, a 60 basis point increase. The increase in the year-to-date return rate was driven primarily by a return rate increase in our beauty & wellness product category and by a sales mix shift out of the home & consumer electronics category and into our jewelry & watches category, which has a higher return rate. The increase was partially offset by a return rate decrease in our home & consumer electronics category. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 10% over the prior year to approximately 1.1 million. The decrease was driven primarily by a reduction in new customers as compared to the prior year.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2019 third quarter were $115.2 million, a 12.6% decrease from consolidated net sales of $131.7 million for the comparable prior year quarter. Consolidated net sales, inclusive of shipping and handling revenue, for the first nine months of fiscal 2019 were $378.2 million, a 13.9% decrease from consolidated net sales of $439.0 million for the comparable prior year period.
The decreases in quarterly and year-to-date consolidated net sales were driven by decreases in all product categories, primarily in our fashion & accessories and home & consumer electronics product categories. Consolidated net sales from fashion & accessories and home & consumer electronics decreased as a result of reduced productivity, airtime and an overall softness in these product categories. Net sales from beauty & wellness and jewelry & watches decreased compared to the prior year quarter as a result of reduced productivity. However, jewelry & watches continues to be our most productive category. Our digital sales penetration, or, the percentage of net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 51.6% and 52.5% for the third quarter and first nine months of fiscal 2019 compared to 51.9% and 52.5% in the comparable prior year periods of fiscal 2018. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration increased to 57.7% and 58.3% of total digital orders in the third quarter and first nine months of fiscal 2019 versus 55.4% and 53.4% of total digital orders for the comparable prior year periods.
Gross Profit
Gross profit for the third quarter of fiscal 2019 was $41.6 million, a decrease of $5.6 million, or 12%, compared to the third quarter of fiscal 2018. Gross profit for the first nine months of fiscal 2019 was approximately $126.6 million, a decrease of $33.7 million, or 21%, compared to the first nine months of fiscal 2018. The decrease in gross profit during the third quarter and first nine months of fiscal 2019 was primarily driven by the decrease in net sales, lower gross profit percentages experienced in the beauty & wellness category during the first half of fiscal 2019 and a first quarter non-cash inventory impairment write-down of $6.1 million. The non-cash inventory impairment write-down was the result of the new planned shift in our airtime and merchandise mix into higher margin categories, such as jewelry & watches and beauty & wellness and out of home and fashion & accessories and to liquidate excess inventory in the fashion and home product categories. Gross margin percentages for the third quarters of fiscal 2019 and fiscal 2018 were 36.1% and 35.8%, which represent a 30 basis point increase. The increase in the gross margin percentage reflects increased margin rates, partially offset by merchandise mix pressure into product categories with lower margins. Gross margin percentages for the first nine months of fiscal 2019 and fiscal 2018 were 33.5% and 36.5%, which represent a 300 basis point decrease. The decrease in the gross margin percentage reflects the inventory write-down and decreased margin rates, primarily in our beauty & wellness category. The decrease in beauty & wellness reflects a mix shift within the product category to brands with lower margins.
Operating Expenses
Total operating expenses for the fiscal 2019 third quarter were approximately $47.4 million compared to $55.5 million for the comparable prior year period, a decrease of 15%. Total operating expenses for the first nine months ended November 2, 2019 were $161.9 million compared to $169.7 million for the comparable prior year period, a decrease of 4.6%. Total operating expenses as a percentage of net sales were 41.2% and 42.8% during the third quarter and first nine months of fiscal 2019, compared to 42.2% and 38.7% during the comparable prior year periods of fiscal 2018. Total operating expenses for the fiscal 2019 third quarter included restructuring costs of $1.5 million, rebranding costs of $554,000 and executive and management transition costs of $87,000, while total operating expenses for the fiscal 2018 third quarter included executive and management transition costs of $408,000. Total operating expenses for the nine months ended November 2, 2019 included restructuring costs of $6.7 million, executive and management transition costs of $2.4 million and rebranding costs of $792,000, while total operating expenses for the nine months ended November 3, 2018 included executive and management transition costs of $1.4 million. Excluding restructuring costs and executive and management transition costs, total operating expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2019 were 39.8% and 40.4%, compared to 41.9% and 38.4% for fiscal 2018.
Distribution and selling expense decreased $9.0 million, or 19%, to $38.3 million, or 33.3% of net sales during the fiscal 2019 third quarter compared to $47.3 million, or 36.0% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due to decreased program distribution expense of $2.9 million, decreased variable costs of $2.3 million, a $1.5 million gain related to proceeds on the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit, decreased salaries and benefits of $1.5 million, decreased online selling and search fees of $389,000, decreased accrued incentive compensation of $250,000, decreased production expense of $212,000 and decreased share-based compensation expense of $136,000, partially offset by integration costs of $383,000 relating to the start-up of our third-party logistics business and the launch of our customer program, called ShopHQ VIP. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $1.1 million, decreased variable credit card processing fees and bad debt credit expense of $978,000 and decreased customer services telecommunications service expense of $137,000. Total variable expenses during the third quarter of fiscal 2019 were approximately 9.8% of total net sales versus 10.3% of total net sales for the prior year comparable period. The 50 basis point decrease was primarily driven by the sales mix shift into higher ASP categories of jewelry & watches, which reduces our expense rate. Variable expense dollars for the quarter declined as a result of decreases in net sales and net shipped units, as well as we continue to find efficiencies through process and technology.
Distribution and selling expense decreased $15.5 million, or 11%, to $128.7 million, or 34.0% of net sales during the nine months ended November 2, 2019 compared to $144.2 million, or 32.9% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first nine months due to decreased variable costs of $4.7 million, decreased program distribution expense of $4.0 million, decreased salaries and benefits of $3.2 million, a $1.5 million gain related to proceeds on the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit, decreased accrued incentive compensation of $957,000, decreased share-based compensation expense of $384,000, decreased production expense of $370,000, decreased online selling and search fees of $327,000, and decreased software service fees of $204,000, partially offset by integration costs of $383,000 relating to the start-up of our third-party logistics business and launch of our customer program, called ShopHQ VIP. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $2.4 million, decreased variable credit card processing fees and bad debt credit expense of $1.9 million and decreased customer services telecommunications service expense of $249,000. Total variable expenses during the first nine months of fiscal 2019 were approximately 9.7% of total net sales versus 9.5% for the prior year comparable period. The 20 basis point increase reflects the deleveraging of our fulfillment, credit, and customer solution expense categories. Variable expense dollars for the first nine months declined as a result of decreases in net sales and net shipped units, as well as we continue to find efficiencies through process and technology.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2019 third quarter decreased $799,000, or 13%, to $5.4 million or 4.7% of net sales, compared to $6.2 million or 4.7% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the third quarter primarily as a result of decreased salaries of $998,000, decreased share-based compensation expense of $378,000, decreased accrued incentive compensation of $158,000, and decreased telecommunications expense of $136,000, partially offset by increased rebranding costs of $554,000 and transaction fees of $337,000. For the nine months ended November 2, 2019, general and administrative expense decreased $1.6 million, or 8%, to $17.8 million or 4.7% of net sales, compared to $19.5 million or 4.4% of net sales for the comparable prior year period. For the nine months ended November 2, 2019, general and administrative expense decreased primarily as a result of decreased salaries of $1.6 million, decreased share-based compensation expense of $489,000, decreased accrued incentive compensation of $439,000, decreased telecommunications expense of $276,000 and decreased travel expense of $113,000, partially offset by increased rebranding costs of $792,000, increased professional fees of $369,000 and transaction fees of $337,000.
Depreciation and amortization expense for the fiscal 2019 third quarter increased $466,000, or 29%, to $2.1 million compared to $1.6 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended November 2, 2019 and November 3, 2018 was 1.8% and 1.2%. Depreciation and amortization expense for the nine months ended November 2, 2019 increased $1.6 million, or 33%, to $6.2 million compared to $4.7 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the nine months ended November 2, 2019 and November 3, 2018 was 1.7% and 1.1%. The increase in depreciation and amortization expense for the three and nine months ended November 2, 2019 was primarily due to accelerated amortization expense of the Evine trademark prospectively over its revised remaining useful life through August 21, 2019. The increase in depreciation and amortization expense for the three and nine months ended November 2, 2019 was also due to increased depreciation expense of $198,000 and $392,000 resulting from an average net increase in our non-fulfillment depreciable asset base year over year.
Operating Loss
For the fiscal 2019 third quarter, we reported an operating loss of approximately $5.8 million compared to an operating loss of $8.4 million for the fiscal 2018 third quarter. For the nine months ended November 2, 2019, we reported an operating loss of approximately $35.3 million compared to an operating loss of $9.5 million for the comparable prior year period. For the third quarter of fiscal 2019, our operating loss improved primarily as a result of decreases in distribution and selling expense, general and administrative expense, and executive and management transition costs. The improvement in our operating loss was partially offset by a decrease in gross profit driven by decreases in consolidated net sales, restructuring costs of $1.5 million, and an increase in depreciation and amortization expense. For the first nine months of fiscal 2019, our operating loss increased primarily as a result of a decrease in gross profit driven by decreases in consolidated net sales and margin rates, a non-cash inventory write-down of $6.1 million, restructuring costs of $6.7 million, and increases in depreciation and amortization expense and executive and management transition costs. The increase in our operating loss was partially offset by decreases in distribution and selling expense and general and administrative expense.
Net Loss
For the fiscal 2019 third quarter, we reported a net loss of $6.7 million, or $0.09 per share, on 75,770,277 weighted average basic common shares outstanding compared with a net loss of $9.2 million, or $0.14 per share, on 66,351,835 weighted average basic common shares outstanding in the fiscal 2018 third quarter. For the first nine months of fiscal 2019, we reported a net loss of $37.9 million or $0.52 per share on 72,863,795 weighted average basic common shares outstanding compared with a net loss of $12.2 million or $0.18 per share on 65,907,301 weighted average basic common shares outstanding in the first nine months of fiscal 2018. The net loss for the third quarter of fiscal 2019 includes restructuring costs of $1.5 million; rebranding costs of $554,000; executive and management transition costs of $87,000; interest expense of $914,000; and transaction, settlement and integrations costs, net, totaling $(804,000). The net loss for the third quarter of fiscal 2018 included executive and management transition costs of $408,000; transaction, settlement and integrations costs of $395,000; and interest expense of $767,000.
The net loss for the first nine months of fiscal 2019 includes restructuring costs of $6.7 million; a non-cash inventory write-down of $6.1 million; executive and management transition costs of $2.4 million; rebranding costs of $792,000; interest expense of $2.6 million; and transaction, settlement and integrations costs, net, totaling $(804,000). The net loss for the first nine months of fiscal 2018 includes executive and management transition costs of $1.4 million; transaction, settlement and integrations costs of $1.1 million; and interest expense of $2.7 million.
For the third quarters of fiscal 2019 and fiscal 2018, the net loss reflects an income tax provision of $14,000 and $20,000. For the first nine months of fiscal 2019 and fiscal 2018, the net loss reflects an income tax provision of $44,000 and $60,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2019 third quarter was $(986,000) compared with Adjusted EBITDA of $(4.2) million for the fiscal 2018 third quarter. For the nine months ended November 2, 2019, Adjusted EBITDA was $(9.2) million compared with Adjusted EBITDA of $3.0 million for the comparable prior year period.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net loss	$(6,741)	$(9,157)	$(37,908)	$(12,183)
Adjustments:
Depreciation and amortization	3,052	2,532	9,192	7,667
Interest income	(4)	(12)	(15)	(28)
Interest expense	914	767	2,608	2,691
Income taxes	14	20	44	60
EBITDA (a)	$(2,765)	$(5,850)	$(26,079)	$(1,793)

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$(2,765)	$(5,850)	$(26,079)	$(1,793)
Adjustments:
Restructuring costs	1,516	—	6,681	—
Executive and management transition costs	87	408	2,428	1,432
Rebranding costs	554	—	792	—
Inventory impairment write-down	—	—	6,050	—
Transaction, settlement and integration costs, net (b)	(804)	395	(804)	1,148
Non-cash share-based compensation expense	426	822	1,683	2,180
Adjusted EBITDA (a)	$(986)	$(4,225)	$(9,249)	$2,967
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); restructuring costs; executive and management transition costs; rebranding costs; non-cash impairment charges and write downs; transaction, settlement and integration costs, net; and non-cash share-based compensation expense.
(b) Transaction, settlement and integration costs, net, for the three and nine-month periods ended November 2, 2019 includes a $1.5 million gain for the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit, partially offset by costs incurred related to the implementation of our ShopHQ VIP customer program and our third-party logistics service offerings of $721,000. Transaction, settlement and integration costs, net, for the three and nine-month periods ended November 3, 2018 includes contract termination costs of $0 and $753,000. In addition, the three and nine-month periods ended November 3, 2018 includes business development and expansion costs of $395,000.
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
Financial Condition, Liquidity and Capital Resources
As of November 2, 2019, we had cash of $16.6 million. In addition, under the PNC Credit Facility (as defined below), we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 2, 2019, we had cash of $20.5 million and had restricted cash equivalents of $450,000. For the first nine months of fiscal 2019, working capital decreased $30.3 million to $50.7 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.4 at November 2, 2019 and 1.8 at February 2, 2019.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of November 2, 2019, we had cash of $16.6 million and additional borrowing capacity of $6.3 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through November 25, 2019, the "PNC Credit Facility") with PNC, as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. On November 25, 2019, we entered into the Eleventh Amendment to the PNC Credit Facility, as described in Note 18 - "Subsequent Events". The Eleventh Amendment, among other things, increased the interest rate margins on both the revolving line of credit and term loan.
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
The revolving line of credit under the PNC Credit Facility bears interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3% on Base Rate advances and 3% and 4.5% on LIBOR advances based on our trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in our financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on our leverage ratio measured annually as demonstrated in our audited financial statements.
As of November 2, 2019, we had borrowings of $53.9 million under our revolving line of credit. As of November 2, 2019, the term loan under the PNC Credit Facility had $15.6 million outstanding, of which $2.5 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of November 2, 2019 was approximately $6.3 million, which provides liquidity for working capital and general corporate purposes. In addition, as of

November 2, 2019, our unrestricted cash plus unused line availability was $22.9 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding ValuePay installment receivables, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. ValuePay remains a cost-effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. During fiscal 2018 and fiscal 2019, we experienced a decline in customers and lost a significant brand which contributed to a decrease in our consolidated net sales and corresponding decrease in profitability. Additionally, our stock price has declined and is currently trading below $1.00 and as a result, we have received a notification that we are out of compliance with Nasdaq listing requirements. On July 16, 2019, we received approval from the Nasdaq Stock Market to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, which provides for an additional 180-day grace period, or until January 13, 2020, to regain compliance with the Nasdaq's minimum bid price requirement. On November 25, 2019, we announced we will implement a ten-for-one reverse stock split of our outstanding common stock, effective at 5:00 p.m., Central Time, on December 11, 2019, which we expect will bring us into compliance with the Nasdaq minimum bid price requirement. We have taken or are taking the following steps to enhance our operations and liquidity position: entered into a private placement securities purchase agreement in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019, implemented a reduction in overhead costs with $17 million in expected annualized savings, primarily driven by a 20% reduction in our non-variable work force; planned a reduction in capital expenditures compared to prior years; managed our inventory levels commensurate with our sales; launched a new marquee beauty brand in January 2019; launched our ShopHQ VIP customer program; entered into an agreement with Shaquille O'Neal, which includes the launch of a new live televised program in 2020, "In the Kitchen with Shaq" and the development of a Shaq branded collection of kitchenware, cookware and grill products; launched Bulldog Shopping Network, a niche television shopping network geared towards male consumers in November 2019; partnered with well-known personalities to develop and market exclusive lifestyle brands; and acquired Float Left Interactive, Inc. ("Float Left") and J.W. Hulme Company ("J.W. Hulme"). Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, we plan to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants, which requires, among other things, maintaining a minimum of $10 million of unrestricted cash plus facility availability at all times. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take further actions, such as reducing or delaying capital investments, strategic investments or other actions. We believe that our existing cash balances, together with our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For the nine months ended November 2, 2019, net cash used for operating activities totaled $2.8 million compared to net cash provided by operating activities of approximately $11.1 million for the comparable fiscal 2018 period. Net cash (used for) provided by operating activities for the fiscal 2019 and 2018 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, inventory impairment write-down, amortization of deferred revenue and amortization of deferred financing costs. In addition, net cash provided by operating activities for the nine months ended November 2, 2019 reflects decreases in accounts receivable and prepaid expenses, and increases in inventory, accounts payable and accrued liabilities.
Accounts receivable primarily decreased during the first nine months of fiscal 2019 as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter and a decrease in sales. Inventories increased as a result of planned purchases in support of our fourth quarter anticipated sales levels. Accounts payable and accrued liabilities increased during the first nine months of fiscal 2019 primarily due to an increase in inventory payables as a result of higher inventory levels and the timing of payments made to vendors, an increase in accrued cable distribution fees and an increase in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition. The increase in accounts payable and accrued liabilities was partially offset by a decrease in freight payables and a decrease in our merchandise return liability.
Net cash used for investing activities totaled $5.4 million for the first nine months of fiscal 2019 compared to net cash used for investing activities of $6.7 million for the comparable fiscal 2018 period. For the nine months ended November 2, 2019 and November 3, 2018, expenditures for property and equipment were approximately $5.4 million and $6.7 million. Capital expenditures made during the periods presented relate primarily to expenditures made for the upgrades in our customer service call routing technology; development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled $3.8 million for the nine months ended November 2, 2019 and related primarily to proceeds from the PNC revolving loan of $160.4 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on the PNC revolving loan of $160.4 million, principal payments on our PNC term loan of $2.0 million, payments for common stock issuance costs of $109,000, finance lease payments of $46,000 and tax payments for restricted stock unit issuances of $21,000. Net cash used for financing activities totaled $4.9 million for the nine months ended November 3, 2018 and related primarily to principal payments on the PNC revolving loan of $186.1 million, principal payments on our PNC term loan of $1.6 million, tax payments for restricted stock unit issuances of $130,000, payments for deferred financing costs of $96,000 and finance lease payments of $4,000, offset by proceeds from the PNC revolving loan of $177.1 million, proceeds from the PNC term loan of $5.8 million and proceeds from the exercise of stock options of $181,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. Our credit facility has exposure to interest rate risk. Changes in market interest rates could impact the level of interest expense and income earned on our cash portfolio.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Articles of Incorporation of the Registrant (as amended through July 16, 2019)	Incorporated by reference (1)

3.2	Articles of Amendment of Articles of Incorporation of the Registrant (effective as of December 3, 2019)	Incorporated by reference (2)

3.3	By-Laws of the Registrant (as amended through July 16, 2019)	Incorporated by reference (3)

3.4	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (4)

10.1	Board Resignation and Consulting Agreement by and between Robert Rosenblatt and iMedia Brands, Inc., dated October 1, 2019	Incorporated by reference (5)

10.2	Restricted Stock Unit Award Agreement, dated as of November 18, 2019, by and between iMedia Brands, Inc. and ABG-Shaq, LLC	Incorporated by reference (6)

10.3	Registration Rights Agreement, dated as of November 18, 2019, by and between iMedia Brands, Inc. and ABG-Shaq, LLC	Incorporated by reference (7)

10.4
Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 25, 2019, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders
Filed herewith

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 16, 2019, File No. 001-37495.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 3, 2019, File No. 001-37495.

(3)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 16, 2019, File No. 001-37495.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2019, File No. 001-37495.

(6)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 20, 2019, File No. 001-37495.

(7)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 20, 2019, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc. (Registrant)
December 10, 2019	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer (Principal Executive Officer)

December 10, 2019	By:	/s/ MICHAEL R. PORTER
Michael R. Porter
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)