Form 10-K
period 2020-02-01
iMedia Brands, Inc.
filed 2020-04-30
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of April 27, 2020, 8,949,744 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 2, 2019, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Capital Market on August 2, 2019 was approximately $26,916,000. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders deemed to be affiliates under Rule 12b-2 of the Securities Exchange Act of 1934 either by holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant or by having certain contractual relationships with the registrant related to control. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended February 1, 2020 are incorporated by reference in Part III of this annual report on Form 10-K.

iMEDIA BRANDS, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

February 1, 2020

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K and other materials we file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position are forward-looking. We often use words such as "anticipates," "believes," "estimates," "expects," "intends," "predicts," "hopes," "should," "plans," "will" and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, many of which are, and will be, amplified by the COVID-19 pandemic, including (but not limited to): the impact of the COVID-19 pandemic on our sales, operations and supply chain, variability in consumer preferences, shopping behaviors, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales and sales promotions; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor and shipping relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facility covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; our ability to respond to changes in consumer shopping patterns and preferences, and changes in technology and consumer viewing patterns; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission ("FCC") and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant events (including disasters, weather events or events attracting significant television coverage) that either cause an interruption of television coverage or that divert viewership from our programming; disruptions in our distribution of our network broadcast to our customers; our ability to protect our intellectual property rights; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; expenses relating to the actions of activist or hostile shareholders; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business
When we refer to "we," "our," "us" or the "Company," we mean iMedia Brands, Inc. and its subsidiaries unless the context indicates otherwise. iMedia Brands, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. iMedia Brands, Inc. was incorporated on June 25, 1990.
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. Our most recently completed fiscal year, fiscal 2019, ended on February 1, 2020, and consisted of 52 weeks. Fiscal 2018 ended on February 2, 2019 and consisted of 52 weeks. Fiscal 2017 ended on February 3, 2018 and consisted of 53 weeks. Fiscal 2020 will end on January 30, 2021 and will consist of 52 weeks.
On December 11, 2019, the Company effected a one-for-ten reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, every ten shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, with no change in par value per share. Accordingly, all share numbers and per share prices have been adjusted throughout this report. The reverse stock split was primarily intended to bring the company into compliance with the minimum bid price requirement for maintaining its listing on the Nasdaq Capital Market. The Company's common stock continues to trade under the symbol “IMBI” and began trading on a split-adjusted basis on December 12, 2019.

A. General
We are an interactive media company that manages ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network and Media Services. ShopHQ programming is distributed in more than 84 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise and is available on mobile channels and over-the-top ("OTT") platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. Our nascent, but growing Media Services offers creative and interactive advertising, OTT app services and third-party logistics. During the fourth quarter of fiscal 2019, we launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers and acquired Float Left Interactive, Inc. ("Float Left") and J.W. Hulme Company ("J.W. Hulme").
Interactive Video and Digital Commerce Retailing
The primary distribution platform of our interactive video and digital commerce retail business is our 24-hour television shopping network, ShopHQ, which is the third largest television shopping network in the United States. Our comprehensive online ShopHQ website complements our network with a combination of products featured on TV as well as a strong collection of online-only products. Consolidated net sales, including shipping and handling revenues, totaled $501.8 million, $596.6 million and $648.2 million for fiscal 2019, fiscal 2018 and fiscal 2017. We offer several convenient methods for a customer to purchase items, including our toll-free telephone number, directly online, or using mobile devices. Our television programming is primarily produced at our Eden Prairie, Minnesota headquarters facility. We also produce programming remotely on-location during special events. The programming is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators and OTT platforms.
ShopHQ Products and Product Mix
Products sold on our digital commerce platforms include jewelry & watches; home & consumer electronics; beauty & wellness; and fashion & accessories. Historically, jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2019. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our ShopHQ segment merchandise mix as a percentage of total digital commerce net merchandise sales for the years indicated by product category group. We have recast certain fiscal 2018 and fiscal 2017 product category percentages in the accompanying table to conform to our new segment structure.

Net Merchandise Sales by Category	Fiscal 2019	Fiscal 2018	Fiscal 2017
Jewelry & Watches	44%	38%	38%
Home & Consumer Electronics	23%	25%	26%
Beauty & Wellness	18%	19%	17%
Fashion & Accessories	15%	18%	19%
Jewelry & Watches.  We feature a broad assortment of jewelry from fine to fashion, silver to gold, genuine gemstones to simulated diamonds. In addition, we offer an extensive collection of men’s and women’s watches from classic to modern designs.
Home & Consumer Electronics.  We feature home décor, cookware, kitchen electrics, tabletop accessories and home furnishings. Our consumer electronics category offers current technology trends and solutions from some of the world's most recognized brands.
Beauty & Wellness.  Our assortment features a variety of skincare, cosmetics, hair care and bath & body products in addition to supplements and light fitness equipment.
Fashion & Accessories.  We offer fashionable looks that strike a balance between current trends and essentials with an assortment of apparel, outerwear, intimates, handbags, accessories and footwear.
Emerging Businesses
During fiscal 2019 we acquired J.W. Hulme and Float Left. J.W. Hulme is a an iconic, 114-year-old American brand offering artisan-crafted accessories and apparel via e-commerce, catalogs and one flagship retail store in St. Paul, Minnesota. Float Left is a leading technology provider delivering Over-The-Top (OTT) content and TV-everywhere solutions to media companies seeking to reach audiences through the OTT and smart TV distribution models. Media Services provides creative, interactive services and third-party logistics services to consumer product companies. Bulldog Shopping Network is a niche television shopping network geared towards male consumers.

B. Company Strategy
iMedia is a leading interactive media company managing a growing portfolio of niche television networks, niche national advertisers and media services. Our strategy includes developing and growing multiple monetization models, including TV retailing, e-commerce, advertising and service fees, to grow our business. We expect that these initiatives build upon our core strengths and provide us an advantage in the marketplace. On July 16, 2019 we changed our corporate name to iMedia Brands, Inc. to reflect our broader portfolio of media brands.
Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 84 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and OTT platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and OTT platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. On August 21, 2019, we changed the name of the Evine network back to ShopHQ, which was the name of the network in 2014. ShopHQ is easier to recognize for existing television retailing customers and we believe this more intuitive and recognizable name will allow us to better promote our network and build our customer file.
Our growth strategy also includes building profitable niche interactive media networks and services, such as the Bulldog Shopping Network, which launched in November 2019, and LaVenta. The Bulldog Shopping Network is a new omni-channel, television shopping brand that sells and advertises men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. In addition, in 2021, we expect to launch LaVenta, a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we recently launched Media Services, which includes creative and interactive services and third-party logistics services. We plan to expand our service offerings to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services. During the fourth quarter of fiscal 2019 we acquired two businesses, J.W. Hulme and Float Left. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ and utilize J.W. Hulme to craft private-label accessories for the

Company's existing owned and operated fashion brands. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. We plan to utilize Float Left’s team and technology platform to further grow our content delivery capabilities in OTT platforms while providing new revenue opportunities.

C. Television Program Distribution and Online Operations
Our television programming continues to be the most significant medium through which we reach our customers, and we believe that our television shopping programs are a key driver of traffic to our ShopHQ website and mobile platforms. Our online business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our online-based capabilities and mobile presence. Our digital sales penetration, or, the percentage of net sales that are generated from our ShopHQ website and mobile platforms, which are primarily ordered directly online, was 52.8%, 53.1% and 51.9% in fiscal 2019, fiscal 2018 and fiscal 2017. Our mobile penetration increased to 57.3%, 54.0% and 49.9% of total online sales during fiscal 2019, fiscal 2018 and fiscal 2017.
Television Shopping Network
Satellite Delivery of Programming.  Our television programming is presently distributed via a communications satellite transponder to cable systems and direct-to-home satellite providers. We have a satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our television programming via a satellite that was launched in August 2005 and is currently set to expire in October 2020. The agreement provides us, under certain circumstances, with preemptible back-up services if satellite transmission is interrupted.
Television Distribution.  We generally operate under distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television programming over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may or have expired. We are currently negotiating a number of agreements to lower our costs, including a significant agreement which expired in fiscal 2019 and is currently month-to-month. Under certain circumstances, we or our distributors may cancel the agreements prior to their expiration. The distribution agreements generally provide that we will pay each operator a monthly access fee, based on the number of homes receiving our programming, and in some cases marketing support payments. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our programming.
During fiscal 2019, there were approximately 126 million homes in the United States with at least one television set. Of those homes, there were approximately 49 million cable television subscribers, approximately 26 million direct-to-home satellite subscribers and approximately 10 million homes which receive programming through telecommunications companies, such as AT&T and Verizon.
Our 24-hour television shopping network, ShopHQ, which is distributed primarily on cable and satellite systems, reached more than 84 million homes, or full time equivalent subscribers (“FTEs”), during fiscal 2019, fiscal 2018 and fiscal 2017.
Online Presence
Our ShopHQ website as well as our mobile platform, provide customers with a shop anytime, anywhere experience and offer a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise found only on our ShopHQ website. The ShopHQ website includes additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our show hosts and guest personalities. The FCC has required that all full-length television programming redistributed over the internet is captioned, and also requires captioning of programming segments distributed over the internet that were shown on television with closed captions. We currently provide closed captioning on full-length programming redistributed over the internet and other programming segments as required by FCC rules.
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

We have historically collected sales tax from customers in states where we have physical presence under the principles laid out under the 1992 United States Supreme Court decision in Quill Corp. v. North Dakota and subsequent related state statutes and regulations. We have continually monitored our physical presence activities, and have historically registered to collect sales tax in multiple states and localities as physical activities have expanded. On June 21, 2018, the United States Supreme Court issued its decision in the South Dakota v. Wayfair, Inc. et al, which overturned the Quill Corp. v. North Dakota physical presence standard and allows state and local taxing jurisdictions to impose sales tax collection responsibilities on remote sellers like the Company based solely on making a minimum level of sales into the state. We are monitoring state legislation activities in the wake of South Dakota v. Wayfair, Inc. et al that would require us to register to collect sales tax in additional state and local taxing jurisdictions and have complied with new state sales tax legislation as enacted to date.
There are a number of federal laws that limit our ability to pursue certain direct marketing activities, including the Telephone Consumer Protection Act ("TCPA"), and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act. The statutes govern when and how we may contact consumers through various communication methods, including email, phone calls, faxes and texts, in some cases requiring consent and in others allowing a consumer to opt out of certain communications. These types of regulation may limit our ability to pursue certain direct marketing activities, thus potentially limiting our sales and number of customers.
Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business through the internet.
In addition, since our ShopHQ website is available over the internet in all states, various states may claim that we are required to qualify to do business as a foreign corporation in such state, a requirement that could result in fees and taxes as well as penalties for the failure to comply. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and other online services could have a material adverse effect on the growth of our business in this area.

D. Marketing and Merchandising
Television and Online Retailing
Our revenues are generated from sales of merchandise offered through our interactive digital platforms, which includes cable and satellite television, our ShopHQ website, mobile devices, social media channels and OTT platforms. Our television shopping business utilizes live and selected taped television programming 24 hours a day, seven days a week, to create an interactive, entertaining, and engaging experience that brings our merchandise to life through demonstration. Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our core digital commerce customers – those who interact with our network and transact through television, online and mobile devices – are primarily women between the ages of 45 and 70. We also have a strong presence of male customers of a similar age range. We believe our customers make purchases based on our unique products, quality merchandise and value. We develop our programming schedule with product categories that appeal to specific viewer and customer profiles targeting days of week and times of day they are most likely to be viewing our network. We feature announced and unannounced promotions to drive interest and incremental sales, including "Today’s Top Value," a sales promotion that features a special offer every day. In addition, we also feature major and special promotional events and inventory-clearance sales during different times of the year.
We continually introduce new products that are easily accessible to customers via our television, online and mobile platforms. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to develop and promote proprietary brands and exclusive products, which generally have higher margins than widely sold merchandise, across multiple product categories.
ShopHQ Private Label Consumer Credit Card Program
We have a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers to finance ShopHQ purchases and provides benefits including instant purchase credits, free or reduced shipping promotions throughout the year and promotional low-interest financing on qualifying purchases. We believe use of the ShopHQ credit card furthers customer loyalty. We also believe that the card reduces total credit card expense and reduces the Company’s overall bad debt exposure since Synchrony Financial ("Synchrony"), the issuing bank for the program, bears the risk of non-payment on ShopHQ credit card transactions except those in our ValuePay installment payment program. In 2017, we extended the Program through December 2020 by entering into a Private Label Consumer Credit Card Program Agreement Amendment

with Synchrony. Approximately 21% of our customer purchases were paid for using our private label consumer credit card during fiscal 2019, 2018 and 2017.
Purchasing Terms
We obtain products for our interactive digital commerce businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on more favorable terms due to the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. In January 2020, we extended our standard payment terms with our merchandise vendors to improve our working capital and align with other large national retailers. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2019, 2018 and 2017, products purchased from one vendor accounted for approximately 19%, 14% and 15% of our consolidated net sales. We believe that we could find alternative products for this vendor’s merchandise assortment if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could negatively impact our sales and earnings.

E. Order Entry, Fulfillment and Customer Service
Our products are available for purchase via toll-free telephone numbers, on our ShopHQ website and through mobile platforms. We maintain agreements with third party service providers to support us with volume peaks in demand for telephone order-entry operators and automated order-processing services to take customer orders. We receive orders with our own home-based phone agents, agents at our Bowling Green, Kentucky distribution center, and at our Eden Prairie, Minnesota corporate headquarters.
We own an approximately 600,000 square foot distribution facility in Bowling Green, Kentucky, used primarily for the fulfillment of customer orders for merchandise purchased and sold by us and for certain call center operations.
The majority of customer purchases are paid for by credit or debit cards, including our private label credit card discussed above. Purchases and installment charges made with the iMedia private label credit card are non-recourse to us, however, we still maintain credit collection risk from the potential inability to collect future ValuePay installments. Our ValuePay program is an interest-free installment payment program which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales in which our customers utilized our ValuePay payment program over the past three fiscal years ranged from 63% to 70%. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or net realizable value. As of February 1, 2020 and February 2, 2019, we had inventory balances of $78.9 million and $65.3 million. We do not have any material amounts of backlog orders.
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
Our standard return policy allows a 30-day refund period from the date of customer receipt for all customer purchases. Our return rate averaged approximately 19% in fiscal 2019, fiscal 2018 and fiscal 2017. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

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
Our direct competitors within the television shopping industry include, among others, QVC, Inc. and HSN, Inc., which are owned by Qurate Retail Inc. Both QVC, Inc. and HSN, Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high definition bands and multi-

channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche retailers and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, we have the ability to leverage this fixed expense with sales growth to accelerate improvement in our profitability.
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

G. Federal Regulation
The cable television industry is subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended ("Communications Act"), the Cable Television Consumer Protection Act of 1992 ("Cable Act"), the Telecommunications Act of 1996 ("Telecommunications Act"), or other laws and FCC rules or policies that may affect our operations. Proposals for additional or revised regulations and requirements are pending before, are being considered by, and may in the future be considered by, Congress and federal regulatory agencies from time to time. We cannot predict the effect of any existing or proposed federal legislation, regulations or policies on our business.
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

H. Intellectual Property
We regard our intellectual property, including trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets and proprietary technologies, as critical to our success. We rely on intellectual property protections and on confidentiality and/or license agreements with our employees, vendors, partners and others to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. domain names, trademarks and service marks. Our registered trademarks and service marks are presumed valid in the United States, as long as they are in use, their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks and service marks can also generally be renewed indefinitely as long as the trademarks and service marks are in use.

I. Seasonality and Economic Sensitivity
Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, namely November through January. Our business is also sensitive to general economic conditions and business conditions affecting consumer spending including, for example, the COVID-19 pandemic. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic television-covering events which attract viewership and divert audience attention away from our programming.

J. Employees
At February 1, 2020, we had approximately 990 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 13% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees. During the first quarter of fiscal 2020, we eliminated approximately 300 positions as a result of and to prepare for the potential financial impacts of the COVID-19 pandemic.

K. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Timothy A. Peterman	53	Chief Executive Officer, Interim Chief Financial Officer and Director
Jean-Guillaume Sabatier	50	Executive Vice President, Chief Commerce Officer
Timothy A. Peterman rejoined our company as Chief Executive Officer in May 2019 and was appointed as Interim Chief Financial Officer in January 2020. He previously served as our Chief Financial Officer beginning in March 2015, and was promoted to Chief Operating Officer / Chief Financial Officer in June 2017. He served in these roles until April 2018 and served as a non-officer employee of our company through June 1, 2018. Most recently, Mr. Peterman served as Chief Operating Officer and Chief Financial Officer at Amerimark Interactive from April 2018 to May 2019. Prior to joining our company in March 2015, Mr. Peterman served as Chief Operating Officer for The J. Peterman Company, an ecommerce apparel brand, since 2011. From 2009 to 2011, he served various senior roles, including Chief Operating Officer, Chief Financial Officer and strategy consultant of Synacor, an interactive media technology company. Previously, Mr. Peterman served almost six years at The E.W. Scripps Company in various senior roles, including Senior Vice President of corporate development. From 1999 to 2002, he was Chief Operating Officer and Chief Financial Officer of IAC’s broadcasting and cable divisions, which included USA Network & Sci-Fi Channel. Mr. Peterman also spent almost six years in senior financial roles at Tribune Company. Mr. Peterman began his career at KPMG in Chicago in 1989 and is a CPA. Mr. Peterman joined our board of directors on April 14, 2020.
Jean-Guillaume Sabatier rejoined the Company as Executive Vice President, Chief Commerce Officer in May 2019. His role is focused on operating fundamentals in pricing, merchandising, programming and planning. Most recently from March 2017 until rejoining the Company, Mr. Sabatier served as a planning and programming consultant in both Germany and Italy to HSE24, an omni-channel retailer. From 2008 to 2017, he served as the Company’s Senior Vice President, Sales & Product Planning, and from 2007 to 2008 he served as Director, Sales and Product Planning for QVC, Inc. Prior to that time, Mr. Sabatier held various positions in QVC’s German business unit, including Director, Programming and Planning from 2003 to 2007. He began his QVC career as a sales and product planner in 1997. Mr. Sabatier holds a BS and MBA from West Chester University in Pennsylvania.

L. Segments and Geographic Information
During the fourth quarter of fiscal 2019, we changed our reportable segments into two reporting segments: “ShopHQ” and “Emerging.” In light of recent strategic shifts in our emerging businesses, our Chief Executive Officer, the chief operating decision maker, began reviewing operating results of the Emerging segment separately from our core business, ShopHQ. The chief operating decision maker is our Chief Executive Officer and Interim Chief Financial Officer. These segments reflect the way our chief operating decision maker evaluates the Company's business performance and manages its operations. All of our sales are to customers residing in the United States. Additional segment and geographic information required herein is contained in Note 10 - "Business Segments and Sales by Product Group" in the notes to our consolidated financial statements. We have recast our segment results for all periods presented to conform to our new segment structure.
ShopHQ
The ShopHQ segment encompasses our nationally distributed shopping entertainment network. ShopHQ sells and distributes its products to consumers through its video commerce television, online website and mobile platforms.
Emerging Businesses
The Emerging segment consists of our developing business models. This segment includes Media Services, which includes creative and interactive services and third-party logistics services. The Emerging segment also encompasses the Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. Bulldog Shopping Network is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retails stores, and programming on ShopHQ. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution.

M. Available Information
The Company's corporate website address is www.imediabrands.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and amendments to these reports if applicable, are available, without charge, on our investor relations website at investors.imediabrands.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting the General Counsel, iMedia Brands, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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
We experienced operating (losses) income of approximately $(52.5) million, $(18.6) million and $3.2 million in fiscal 2019, fiscal 2018 and fiscal 2017. We reported net (losses) income of $(56.3) million, $(22.2) million and $0.1 million in fiscal 2019, fiscal 2018 and fiscal 2017. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
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
As of February 1, 2020, we had approximately $10.3 million in unrestricted cash. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.
The Company has a credit and security agreement (as amended through November 25, 2019, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and subsequently, to pay down our GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. On November 25, 2019, the Company entered into the Eleventh Amendment to the PNC Credit Facility, which among other things, increased the interest rate margin by 2% on the term loan and between 1% and 1.5% on the revolving line of credit.
All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Maximum borrowings and available capacity under the amended revolving PNC Credit Facility are equal to the lesser of $90 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the PNC Credit Facility, was $5.6 million as of February 1, 2020. To remain in compliance with our PNC Credit Facility, we must meet customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million.
On April 14, 2020, we entered into a common stock and warrant purchase agreement to sell $4 million of common stock priced at market to investors that include, among others, Invicta Media Investments, an affiliate of Eyal Lalo, the vice chair of our board of directors, as well as current director Michael Friedman. Proceeds will be used for general working capital purposes. Please refer to Note 21 - “Subsequent Events” in the notes to our consolidated financial statements for additional information, including the timing of the closings.
We have significant future commitments for our cash, which primarily include payments for cable and satellite program distribution obligations and the eventual repayment of the PNC Credit Facility. Based on our current projections for fiscal 2020, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We further believe that our financial resources, along with managing expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future which may include reduced sales and net income levels for the Company. However, the PNC Credit Facility includes certain restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities, which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.
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
Our business, financial condition and results of operations are negatively influenced by economic conditions that impact consumer spending. If macroeconomic conditions do not improve or if conditions worsen, our business could be adversely affected.
Retailers generally are particularly sensitive to adverse economic and business conditions, in particular to the extent they result in a loss of consumer confidence and a decrease in consumer spending, particularly discretionary spending. If macroeconomic conditions do not improve or if conditions worsen, it could have a negative impact on our business, financial condition and results of operations (see our risk factor on the COVID-19 pandemic below).
Our results of operations may be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.
The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our employees, including employees at our fulfillment center; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. We have been experiencing disruptions to our business as we implement modifications to employee travel, employee work locations and cancellation of events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, commodity and energy prices, and interest rates. If any of these effects of the COVID-19 pandemic were to worsen, it could result in lost or delayed revenue to us. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in this Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.
Our stock price has experienced a significant decline, which could further adversely affect our ability to raise additional capital and/or cause us to be subject to securities class action litigation.
The market price of our common stock has experienced a significant decline from which it has not fully recovered. In 2015, the sales price of our common stock, as reported on the Nasdaq Global Market, declined from a high of $69.90 in the first quarter of 2015 to a low of $1.35 in the first quarter of 2020. Most recently, on April 27, 2020, the market price of our common stock, as reported on the Nasdaq Capital Market, closed at a price of $2.00 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including the first quarter of 2020, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
On January 14, 2019, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we do not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1) (the “Rule”). The notification had no immediate effect on the listing of our common stock. In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), we had a specified amount of time to regain compliance with the Rule. We were able to regain compliance with this listing requirements prior to Nasdaq delisting our common stock; however, there can be no assurance that we will maintain compliance with these or any other Nasdaq listing rules, in which case Nasdaq could determine to delist our common stock. In the event of a delisting, we could face significant material adverse consequences including: increased difficulty in our shareholders’ ability to dispose of our common stock; a limited availability of market quotations for our common stock; a limited amount of news and analyst coverage for our company; a decrease in the market price of our common stock; and a decreased ability to issue additional securities or obtain additional financing in the future.
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
We believe that costs associated with the production and distribution of our television programming and costs associated with digital marketing, including search engine marketing and social media marketing, may increase in the foreseeable future. Our digital business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. In obtaining a significant amount of website traffic through search engines, we utilize techniques such as search engine optimization and search engine marketing to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of a user's search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of our search engine optimization and search engine marketing in a negative manner, the business and financial performance of our digital commerce business could be adversely affected. Furthermore, the failure to successfully manage our search engine optimization and search engine marketing strategies could result in a substantial decrease in traffic to our website, as well as increased costs if we were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals will not exceed the revenue generated by our website visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our business and, as a result, adversely affect our financial results. In addition, customers continue to increase their expectations for faster delivery times with free or reduced shipping prices. Increased delivery costs, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand, and the extent to which we offer shipping promotions to our customers, could have an adverse effect on our business, financial condition and results of operations.
Our inability to recruit and retain key employees may adversely impact our ability to sustain growth.
Our growth is contingent, in part, on our ability to retain and recruit employees who have the distinct skills necessary for a business that demands knowledge of the general retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and fulfillment. In recent years, we have experienced significant senior management turnover and reductions in force as discussed in Note 20 - "Executive and Management Transition Costs", Note 19 - "Restructuring Costs" and Note 21 "Subsequent Events" in the notes to our consolidated financial statements. The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations, our vendor relationships and may make recruiting for future management positions more difficult. Further we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, in fiscal 2019, fiscal 2018 and fiscal 2017, the Company recorded charges to income of $2.7 million, $2.1 million and $2.1 million related to executive and management transition costs incurred, which included severance payments and other incremental expenses.
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
A material percentage of the products that we offer on our television programming and our e-commerce websites are imported by us or our vendors, from China and other countries. Uncertainty with respect to trade policies, tariffs, tax and government regulations affecting trade between the United States, China and other countries has increased. Many of our vendors source a large percentage of the products we sell from China and other countries. Major developments in trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our financial results and business.
We may not be able to maintain our satellite services in certain situations beyond our control, which may cause our programming to go off the air for a period of time and cause us to incur substantial additional costs.
Our programming is presently distributed to cable systems, television stations and satellite dish operators via a leased communications satellite transponder, which expires in October 2020. We may not be able to successfully negotiate favorable renewal terms for our communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. Our satellite transponder agreement provides us with preemptible back-up service if satellite transmission is interrupted under certain conditions. In the event of a serious transmission interruption where back-up service is not available, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.
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
We utilize an installment payment program called ValuePay that enables customers to purchase merchandise and pay for the merchandise in two or more monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of February 1, 2020, we had approximately $56.9 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
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
Additionally, existing privacy‑related laws, regulations, self‑regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy‑related laws and regulations in new or different manners. For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect January 1, 2020, and, among other things, requires companies that process information regarding California residents to provide new disclosures to California consumers, allow such consumers to opt out of data sharing with third parties and provide a new cause of action for data breaches.
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
Nearly all of our customers pay for purchases via a credit or debit card. Credit and debit card payment organizations continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for encrypted use and secure storage of customer data. By virtue of the volume of our overall credit card transactions, we are a Level 1 merchant which requires the annual completion of a formal Report of Compliance ("ROC") by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially adversely affect sales. Although we received an approved ROC on July 26, 2019, there is no guarantee that we will continue to receive such approvals.
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
If we do not manage our inventory effectively, our sales, gross profit and profitability could be adversely affected.
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
Our operations rely on our customers’ access to third party content distribution networks, communications providers and utilities like cable, satellite and OTT television services, as well as internet, telephone and power utilities. A natural disaster or significant weather event could make one or more of these third-party services unavailable to our customers and could lead to the deferral or loss of sales of our goods and services.
The Southwest Light Rail Transit construction project adjacent to our headquarters and primary television broadcasting studios could impact our ability to operate, by disrupting our ability to broadcast our live television programing and could result in a material adverse effect on our operations, net sales and financial performance.
The construction of the Southwest Light Rail Transit, a 14.5-mile light rail track from Minneapolis to Eden Prairie, began during fiscal 2019 and is planned to last through fiscal 2023. Our headquarters and primary television broadcast studios, located in Eden Prairie, Minnesota are adjacent to a section of the planned light rail line. Construction activities may cause excessive noise, vibrations, or similar impacts that could disrupt our television broadcast programming, broadcasting studio operations, customer service operations, as well as other key functions located in our headquarter location or could lead to property damage to these facilities. The potential impacts from this construction project and the ongoing future operations of the light rail could result in a material adverse effect on our operations, net sales and financial performance.
We will be required to collect and remit sales taxes in more states and we may be subject to claims for potential uncollected amounts.
On June 21, 2018, the United States Supreme Court issued a ruling in the South Dakota v. Wayfair, Inc. et al case which dramatically increased the ability of states to impose sales tax collection responsibilities on remote sellers, including the Company. As a result of this new ruling, the Company will now be required to collect sales tax in any state which passes legislation requiring out of state retailers to collect sales tax even where they have no physical nexus. Adding sales tax to our transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to retroactively collect taxes under an "economic nexus" threshold where we currently are not collecting could result in substantial tax liabilities for past sales, as well as penalties and interest.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own two commercial buildings occupying approximately 209,000 square feet and the related land they occupy in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities, call center operations and administrative offices. We own an approximately 600,000 square foot distribution facility in Bowling Green, Kentucky, which we use primarily for the fulfillment of merchandise purchased and sold by us and for certain call center operations. Our owned real property in Eden Prairie, Minnesota and Bowling Green, Kentucky is currently pledged as collateral under our PNC Credit Facility. We also lease retail space in Saint Paul, Minnesota, which consists of approximately 900 square feet and is used for our Emerging segment retailer, J.W. Hulme.
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
Our common stock is traded on the Nasdaq Capital Market under the symbol "IMBI."
Holders
As of April 27, 2020, we had approximately 616 common shareholders of record.
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
We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity."
Issuer Purchases of Equity Securities
There were no authorizations for repurchase programs or repurchases made by or on behalf of us or any affiliated purchaser for shares of any class of our equity securities in any fiscal month within the fourth quarter of fiscal 2019.
Sale of Unregistered Securities
During the past three years, we did not sell any equity securities that were not registered under the Securities Act, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.
Shareholder Rights Plan
During fiscal 2015, we adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, we declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of our common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, we entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from us one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $90.00 per Unit.
The Rights initially trade together with the common stock and are not exercisable. Subject to certain exceptions specified in the Rights Plan, the Rights will separate from the common stock and become exercisable following (i) the tenth calendar day after a public announcement or filing that a person or group has become an “Acquiring Person,” which is defined as a person who has acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the common stock then outstanding, subject to certain exceptions, or (ii) the tenth calendar day (or such later date as may be determined by the board of directors) after any person or group commences a tender or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle its holders (other than such Acquiring Person) to purchase one Unit at a price of $90.00 per Unit. A Unit is intended to give the shareholder approximately the same dividend, voting and liquidation rights as would one share of common stock, and should approximate the value of one share of common stock. At any time after a person becomes an Acquiring Person, the board of directors may exchange all or part of the outstanding Rights (other than those held by an Acquiring Person) for shares of common stock at an exchange rate of one share of common stock (and, in certain circumstances, a Unit) for each Right. We will promptly give public notice of any exchange (although failure to give notice will not affect the validity of the exchange).
On July 12, 2019, our shareholders re-approved the Rights Plan at the 2019 annual meeting of shareholders. The Rights will expire upon certain events described in the Rights Plan, including the close of business on the date of the third annual meeting of shareholders following the last annual meeting of shareholders of the Company at which the Rights Plan was most recently approved by shareholders, unless the Rights Plan is re-approved by shareholders at that third annual meeting of shareholders. However, in no event will the Rights Plan expire later than the close of business on July 13, 2025.
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
Not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. This annual report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview
Our Company
We are an interactive media company that manages ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network and Media Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed in more than 84 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top ("OTT") platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. Our nascent, but growing Media Services offers creative and interactive advertising and third-party logistics. During the fourth quarter of fiscal 2019, we launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers and acquired Float Left and J.W. Hulme.
New Corporate Name and Branding
On July 16, 2019, we changed our corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, our Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, we changed the name of our primary network, Evine, back to ShopHQ, which was the name of the network in 2014.
ShopHQ Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category in fiscal 2019. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our ShopHQ segment merchandise mix as a percentage of total digital commerce net merchandise sales for the years indicated by product category group. We have recast certain fiscal 2018 and fiscal 2017 product category percentages in the accompanying table to conform to our new segment structure.

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net Merchandise Sales by Category
Jewelry & Watches	44%	38%	38%
Home & Consumer Electronics	23%	25%	26%
Beauty & Wellness	18%	19%	17%
Fashion & Accessories	15%	18%	19%
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
Company Strategy
iMedia is a leading interactive media company managing a growing portfolio of niche television networks, niche national advertisers and media services. Our strategy includes developing and growing multiple monetization models, including TV retailing, e-commerce, advertising and service fees, to grow our business. We expect that these initiatives build upon our core strengths and provide us an advantage in the marketplace.
Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 84 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and OTT platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and OTT platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. On August 21, 2019, we changed the name of the Evine network back to ShopHQ, which was the name of the network in 2014. We believe ShopHQ is easier to recognize for existing television retailing customers.
Our growth strategy also includes building profitable niche interactive media networks and services, such as the Bulldog Shopping Network, which launched in November 2019, and LaVenta. The Bulldog Shopping Network is a new omni-channel, television shopping brand that sells and advertises men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. In addition, in 2021, we expect to launch a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we recently launched Media Services, which includes creative and interactive services and third-party logistics services. We plan to expand our service offerings to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services. During the fourth quarter of fiscal 2019 we acquired two businesses, J.W. Hulme and Float Left. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ and utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. We plan to utilize Float Left’s team and technology platform to further grow our content delivery capabilities in OTT platforms while providing new revenue opportunities.
Impact of COVID-19 on Our Business
The COVID-19 pandemic is impacting our business, including our operations and customer demand. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. The following events related to the COVID-19 pandemic may result in lost revenue to our company: limitations on the ability of manufacturers to manufacture the products we sell; limitations on the ability of our suppliers to obtain the products we sell or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring associates to remain at home; limitations on the ability of grounds and air transport to deliver our packages to customers; limitations on the ability of our customers to purchase our products and services; disruptions to our customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.
We are focused on taking necessary steps to keep our employees, vendors, customers, guests, and their families safe during these uncertain times. We may experience disruptions in our business as we implement modifications to employee and our on-air experts travel, employee work locations and cancellation of remote broadcasts, among other modifications. Certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential or life-sustaining. Based on the various standards published to date, the work our employees perform may not qualify as critical, essential or life-sustaining and could be adversely impacted by such orders. During the first quarter of fiscal 2020, we eliminated approximately 300 positions as a result of and to prepare for the potential financial impacts of the COVID-19 pandemic. In addition, we may need to further reduce our employee base as a result of COVID-19. In addition, we are reducing spending more broadly across the company, only proceeding with operating and capital spending that is critical. Looking ahead, we have developed contingency plans to reduce costs further if the situation continues to deteriorate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders. As a result, at the time of this filing, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources.
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
Summary Results for Fiscal 2019, 2018 and 2017
Consolidated net sales during the 52-week fiscal 2019 were $501.8 million compared to $596.6 million during the 52-week fiscal 2018, a 16% decrease. Consolidated net sales during the 52-week fiscal 2018 were $596.6 million compared to $648.2 million during the 53-week fiscal 2017, an 8% decrease. We reported an operating loss of $52.5 million and a net loss of $56.3 million for fiscal 2019. The operating loss and net loss for fiscal 2019 include restructuring costs of $9.2 million; a non-cash inventory write-down of $6.1 million; executive and management transition costs of $2.7 million; rebranding costs of $1.3 million; and transaction, settlement and integration costs, net, totaling $694,000. We reported an operating loss of $18.6 million and a net loss of $22.2 million for fiscal 2018. The operating loss and net loss for fiscal 2018 include executive and management transition costs of $2.1 million; transaction, settlement and integrations costs of $1.5 million; and a gain of $665,000 related to the sale of our Boston television station. We reported operating income of $3.2 million and net income of $143,000 for fiscal 2017. The operating and net income for fiscal 2017 include executive and management transition costs of $2.1 million and a gain of $551,000 related to the sale of our Boston television station. The net income for fiscal 2017 also included a loss on debt extinguishment of $1.5 million and an income tax benefit of $3.4 million, which primarily resulted from the reversal of our long-term deferred tax liability in connection with our television station sale.
Private Placement Securities Purchase Agreement
On May 2, 2019, we entered into a private placement securities purchase agreement ("Purchase Agreement") with certain accredited investors pursuant to which we: (a) sold, in the aggregate, 800,000 shares of our common stock at a price of $7.50 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 350,000 shares of our common stock at an exercise price of $15.00 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. A description of the relationship between our company, IWCA and Sterling Time is contained in Note 18 - “Related Party Transactions” in the notes to our consolidated financial statements. Under the Purchase Agreement, the purchasers agreed to customary standstill provisions related to our company for a period of two years, as well as to vote their shares in favor of matters recommended by our board of directors for approval by our shareholders. In addition, we agreed in the Purchase Agreement to appoint Eyal Lalo, an owner of IWCA, as vice chair of our board of directors, Michael Friedman to our board of directors and Timothy Peterman as our Chief Executive Officer.
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
Commercial Agreement with Shaquille O'Neal
On November 18, 2019, we entered into a commercial agreement (“Shaq Agreement”) and restricted stock unit award agreement (“RSU Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products would be sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to the RSU Agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The aggregate market value on the date of the award was $2,595,000 and is based on the grant date closing price of the Company's stock. Amortization of the award will commence on February 1, 2020, which is the beginning of the three-year commercial term.
Inventory Impairment Write-down
On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (see Note 20 - “Executive and Management Transition Costs” in the notes to our consolidated financial statements) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness, and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, we recorded a non-cash inventory write-down of $6.1 million during the first quarter of fiscal 2019.
Restructuring Costs
During the second quarter of 2019, we implemented and completed a cost optimization initiative, which reduced our organizational structure, closed the New York and Los Angeles offices and cut overhead costs. The initiative included the elimination of 11 senior executive roles and a 20% reduction to our non-variable workforce. During the third quarter of 2019, the Company implemented and completed additional organizational changes and cost-saving measures. During the fourth quarter of fiscal 2019, the Company committed to an additional organizational restructuring, which included a plan of termination under which the Company accrued charges. In total, our workforce was reduced to approximately 990 employees at February 1, 2020 compared to 1,130 employees at February 2, 2019. As a result, we recorded restructuring charges of $9.2 million for the year ended February 1, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company. The optimization initiatives are expected to eliminate approximately $22 million in annual overhead costs.
Executive & Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, our former Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. Mr. Rosenblatt remained a member of our board of directors until October 1, 2019. On May 2, 2019, in accordance with the Purchase Agreement, our board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2019, we recorded charges to income of $2.7 million, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with our 2019 executive and management transition.

Business Acquisitions
In November 2019, the Company acquired two businesses, J.W. Hulme and Float Left. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. The Company plans to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, the Company plans to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. The purchase consideration included the issuance of 291,000 and 100,000 shares of our common stock to the sellers of J.W. Hulme and Float Left. Additional details of the business acquisitions are contained in Note 12 - "Business Acquisitions" in the notes to our consolidated financial statements.
Transaction, Settlement and Integration Costs
During fiscal 2019, we incurred contract settlement costs of $1.2 million; business acquisition and integration-related costs of $246,000 to acquire Float Left and J.W. Hulme; costs incurred related to the implementation of our ShopHQ VIP customer program and our third-party logistics service offerings of $658,000, costs incurred to amend our Articles of Incorporation and to effect a one-for-ten reverse stock split of our common stock of $121,000, partially offset by a $1.5 million gain for the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit.

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended (a)
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	100.0%	100.0%	100.0%
Gross margin	32.6%	34.7%	36.3%
Operating expenses:
Distribution and selling	34.0%	32.2%	30.8%
General and administrative	5.1%	4.3%	3.8%
Depreciation and amortization	1.6%	1.0%	1.0%
Restructuring costs	1.8%	—%	—%
Executive and management transition costs	0.6%	0.4%	0.3%
Gain on sale of television station	—%	(0.1)%	(0.1)%
Total operating expenses	43.1%	37.8%	35.8%
Operating loss	(10.5)%	(3.1)%	0.5%
Interest expense, net	(0.7)%	(0.6)%	(0.8)%
Loss on debt extinguishment	—%	—%	(0.2)%
Loss before income taxes	(11.2)%	(3.7)%	(0.5)%
Income tax benefit (provision)	—%	—%	0.5%
Net income (loss)	(11.2)%	(3.7)%	0.0%

Key Operating Metrics

	Year Ended (a)
	February 1, 2020	Change	February 2, 2019	Change	February 3, 2018
Merchandise Metrics
Gross margin %	32.6%	(210) bps	34.7%	(160) bps	36.3%
Net shipped units (in thousands)	6,872	(26)%	9,235	(11)%	10,397
Average selling price	$65	12%	$58	4%	$56
Return rate	19.4%	40 bps	19.0%	—	19.0%
Digital net sales % (b)	52.8%	(30) bps	53.1%	120 bps	51.9%
Total Customers - 12 Month Rolling (000's)	1,041	(14)%	1,205	(7)%	1,295
(a) The Company’s most recently completed fiscal year, fiscal 2019, ended on February 1, 2020, and consisted of 52 weeks. Fiscal 2018 ended on February 2, 2019 and consisted of 52 weeks. Fiscal 2017 ended on February 3, 2018 and consisted of 53 weeks.
(b) Digital net sales percentage is calculated based on net sales that are generated from our transactional websites and mobile platforms, which are primarily ordered directly online.
Program Distribution
ShopHQ, our 24-hour television shopping program, which is distributed primarily on cable and satellite systems, reached more than 84 million homes during the twelve months ended February 1, 2020 and February 2, 2019. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our ShopHQ website, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.
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
Cable and Satellite Distribution Agreements
We have entered into distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television programming over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may or have expired. We are currently negotiating a number of agreements to lower our costs, including a significant agreement which expired in fiscal 2019 and is currently month-to-month. Under certain circumstances, the cable operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
Net Shipped Units
The number of net shipped units (shipped units less returned units) during fiscal 2019 decreased 26% from fiscal 2018 to 6.9 million from 9.2 million. The number of net shipped units during fiscal 2018 decreased 11% from fiscal 2017 to 9.2 million from 10.4 million. The decrease in net units shipped during fiscal 2019 was primarily driven by a decrease in consolidated net sales and by offering a higher average selling price in our jewelry & watches and home & consumer electronics product categories. The decrease in net shipped units during fiscal 2019 was also driven by shifting our merchandise mix out of fashion & accessories, which is a high unit volume sales category.

Average Selling Price
The average selling price ("ASP") per net unit was $65 in fiscal 2019, a 12% increase from fiscal 2018. The increase in the ASP during fiscal 2019 was primarily driven by a mix shift into jewelry & watches from our fashion & accessories category, combined with ASP increases in our jewelry & watches and home & consumer electronics product categories. For fiscal 2018, the ASP was $58, a 4% increase from fiscal 2017. The increase in the ASP during fiscal 2018 was primarily driven by ASP increases in our jewelry & watches, beauty & wellness, and home & consumer electronics product categories.
Return Rates
Our return rate was 19.4% in fiscal 2019 compared to 19.0% in fiscal 2018, a 40 bps increase. The increase in the fiscal 2019 return rate was driven primarily by a return rate increase in our beauty & wellness product category and by a sales mix shift out of the home & consumer electronics category and into our jewelry & watches category, which has a higher return rate. Our return rate was 19.0% in fiscal 2018 and fiscal 2017. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers is determined by counting the total customers who have made a purchase during the prior 12 months. Total customers during the last twelve months, as of February 1, 2020, decreased 14% from the prior year to 1,041,000. Total customers purchasing over the last twelve months, as of February 2, 2019, decreased 7% from the prior year to 1,205,000.
Total customers have declined for the last five years, primarily driven by continued decreases in attracting new customers compared to the prior year. We are working on reversing this trend by implementing the following initiatives, among others, to increase our active customer file:

•	introducing by appointment viewing "static programming," so viewers know when to tune in;

•	launching innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and

•	establishing category specific customer growth priorities around ASP, product assortment and product margins.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2019 were $501.8 million, a 16% decrease from consolidated net sales of $596.6 million for fiscal 2018. Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2018 were $596.6 million, an 8% decrease from consolidated net sales of $648.2 million for fiscal 2017. Fiscal 2018 had 52 weeks compared to 53 weeks for fiscal 2017, and consolidated net sales for fiscal 2018 decreased 6% over consolidated net sales for fiscal 2017 on a calculated 52-week basis.
Net Sales Trends
During fiscal 2019 and 2018, our consolidated net sales, inclusive of shipping and handling revenue, decreased 16% and 8%, which continues a multi-year trend of net sales decreases. Our continued decrease in net sales is primarily driven by a 14% and 7% decline in our 12-month active customer file (as discussed under “Total Customers” above), while our average spend per customer remained relatively static. This trend has been a significant driver of our sales decreases over the prior two years.

Fiscal 2019 Consolidated Net Sales Compared to Fiscal 2018

	For the Years Ended
	February 1, 2020	February 2, 2019	Change	% Change
ShopHQ	(in thousands)
Net merchandise sales by category:
Jewelry & Watches	$200,893	$206,021	$(5,128)	(2.5)%
Home & Consumer Electronics	106,025	135,184	(29,159)	(21.6)%
Beauty & Wellness	80,945	102,099	(21,154)	(20.7)%
Fashion & Accessories	65,616	94,295	(28,679)	(30.4)%
All other (primarily shipping & handling revenue)	42,628	52,630	(10,002)	(19.0)%
Total ShopHQ	496,107	590,229	(94,122)	(15.9)%
Emerging	5,715	6,408	(693)	(10.8)%
Consolidated net sales	$501,822	$596,637	$(94,815)	(15.9)%

Jewelry & Watches: The $5.1 million decrease in Jewelry & Watches was primarily due to reduced productivity (sales per on-air minute) from a declining customer file during fiscal 2019. In addition, during the fourth quarter of fiscal 2019 management implemented a strategy to reverse its multi-year customer file decline by reducing the average selling price to capture more new customers. The decrease was partially offset by increased airtime of 14% in fiscal 2019. Jewelry & Watches continues to be our most productive category. The shifts in airtime resulted from our new merchandise strategy to increase higher contribution margin categories, such as Jewelry & Watches and beauty & wellness, and decrease our home and fashion & accessories categories, starting in the first quarter of fiscal 2019.
Home & Consumer Electronics: The $29.2 million decrease was driven by a 16% reduction in Home airtime during the year and a decrease in productivity of Consumer Electronics in the fourth quarter due to a reduction in consumer electronic products available from our largest consumer electronics vendors, who required “cash in advance” payment terms.
Beauty & Wellness: The $21.2 million decrease in fiscal 2019 was driven by reduced productivity from a decrease in our active customer file and from the loss of key brands in fiscal 2018. These decreases were partially offset from increased airtime of 6% and growth in our subscription sales.
Fashion & Accessories: The $28.7 million decrease was driven by reduced productivity as a result of a decreased active customer base and an overall softness in this product category, and decreased airtime of 18%. The overall softness was a result of our under-developed merchandising effort in the first quarter of 2019 in the long-lead fashion business.
Other: The $10.0 million decrease was driven by a decrease in shipping & handling revenue resulting from the 26% decrease in net shipped units.
Emerging Businesses: The $0.7 million decrease was driven by reduced sales from our niche website, princetonwatches.com, offset by revenue from business initiatives commencing in fiscal 2019, such as our third-party logistics services, the Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left.

Fiscal 2018 Consolidated Net Sales Compared to Fiscal 2017

	For the Years Ended
	February 2, 2019	February 3, 2018	Change	% Change
ShopHQ	(in thousands)
Net merchandise sales by category:
Jewelry & Watches	$206,021	$222,999	$(16,978)	(7.6)%
Home & Consumer Electronics	135,184	147,769	(12,585)	(8.5)%
Beauty & Wellness	102,099	100,829	1,270	1.3%
Fashion & Accessories	94,295	108,409	(14,114)	(13.0)%
All other (primarily shipping & handling revenue)	52,630	60,830	(8,200)	(13.5)%
Total ShopHQ	590,229	640,836	(50,607)	(7.9)%
Emerging	6,408	7,384	(976)	(13.2)%
Consolidated net sales	$596,637	$648,220	$(51,583)	(8.0)%

Jewelry & Watches: The $17.0 million decrease was primarily a result of a 4.7% reduction in airtime and productivity.
Home & Consumer Electronics: The $12.6 million decrease was driven by a 5.8% in airtime.
Beauty & Wellness: The $1.3 million increase was driven by a 4.4% increase in airtime and growth in subscription sales, largely offset from the effects of a lost key brand in the beauty & wellness category that chose to leave us during the second quarter of fiscal 2018. Although we had identified a new marquee beauty brand that we believe will offset the lost sales from this departure, the launch of this new marquee beauty brand was delayed until January 3, 2019. This delayed launch put pressure on our remaining stable of brands, contributing to reduced productivity across all product categories during the second half of fiscal 2018.
Fashion & Accessories: The $14.1 million decrease was driven by a decreased active customer base, resulting in decreased productivity and an overall softness experienced in this product category.
Other: The $8.2 million decrease was driven by a decrease in shipping & handling revenue resulting from the 11% decrease in net shipped units.
Emerging Businesses: The $1.0 million decrease was driven by reduced sales on our niche website, princetonwatches.com.
Impact of 53rd Week in Fiscal 2017
Because we follow a 4-5-4 retail calendar, every five or six years we have an extra week of operations within our fiscal year, and this occurred in fiscal 2017. Therefore, operations for our fourth quarter and full year fiscal 2017 have 14 and 53 weeks, as compared to operations for fourth quarter and full year fiscal 2019 and 2018 which have 13 and 52 weeks. To facilitate a comparison with fiscal 2018 results, we calculated the fiscal 2017 fourth quarter results on a 13-week basis by excluding discrete items and then dividing actual Q4 2017 results by 14 and multiplying the quotients by 13. Fiscal 2017 results on a 52-week basis were calculated by adding our fourth quarter 13-week basis calculation to previously reported fiscal year-to-date third quarter results of operations. Using this calculation, fiscal 2018 net sales decreased 6.0% from fiscal 2017. Fiscal 2017 net income per common share, basic and diluted, were not impacted as a result of the calculation.
Digital and Mobile Net Sales
We believe that our television shopping program is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our television program and then placing their orders online or through mobile devices. Our digital sales penetration, or, the percentage of net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 52.8% in fiscal 2019 as compared to 53.1% in fiscal 2018 and 51.9% in fiscal 2017. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration increased to 57.3% of total digital orders during fiscal 2019 versus 54.0% and 49.9% of total digital orders during fiscal 2018 and fiscal 2017.

Gross Profit

	For the Years Ended
	February 1, 2020	February 2, 2019	Change	% Change
	(in thousands)
ShopHQ	$162,809	$205,036	$(42,227)	(20.6)%
Emerging	828	1,811	(983)	(54.3)%
Consolidated gross profit	$163,637	$206,847	$(43,210)	(20.9)%
Gross profit for fiscal 2019 was $163.6 million, a decrease of 21%, compared to $206.8 million for fiscal 2018. The decrease in gross profit during fiscal 2019 was primarily driven by the 16% decrease in net sales (as discussed above); lower gross profit percentages experienced in our beauty & wellness, jewelry & watches, and fashion & accessories product categories during the first half of fiscal 2019 and a first quarter non-cash inventory impairment write-down of $6.1 million. The non-cash inventory impairment write-down was the result of the new planned shift in our airtime and merchandise mix into higher margin categories, such as jewelry & watches and beauty & wellness and out of home and fashion & accessories and to liquidate excess inventory in the fashion and home product categories. Gross margin percentages for fiscal 2019 and fiscal 2018 were 32.6% and 34.7%, which represents a 210 basis point decrease. The decrease in the gross margin percentage experienced in fiscal 2019 reflects the following: a 100 basis point margin decrease attributable to decreased gross profit rates in Jewelry and Watches and Beauty & Wellness categories. The margin pressure in Jewelry and Watches was the result of aggressive and promotional pricing in Watches to attract new customers. The margin pressure in Beauty & Wellness was primarily the result of category mix driven by increases in two brands with lower product margins; an 80 basis point margin decrease attributable to our provision for excess and obsolete inventory, which was primarily driven by our first quarter non-cash inventory impairment write-down of $6.1 million in fiscal 2019; a 20 basis point margin decrease attributable to a shift out of our fashion & accessories category, which typically has a higher margin rates; and a 10 basis point decrease due to lower shipping and handling margins.

	For the Years Ended
	February 2, 2019	February 3, 2018	Change	% Change
	(in thousands)
ShopHQ	$205,036	$232,905	$(27,869)	(12.0)%
Emerging	1,811	2,207	(396)	(17.9)%
Consolidated gross profit	$206,847	$235,112	$(28,265)	(12.0)%
Gross profit for fiscal 2018 was $206.8 million, a decrease of 12%, compared to $235.1 million for fiscal 2017. The decrease in the gross profit experienced during fiscal 2018 was driven by an 8% decrease in consolidated net sales, lower gross profit percentages experienced in most product categories and contract termination costs incurred during the first quarter of $753,000. Gross margin percentages for fiscal 2018 and fiscal 2017 were 34.7% and 36.3%, representing a 160 basis point margin decrease. The decrease in the gross margin percentage experienced in fiscal 2018 reflects the following: a 160 basis point margin decrease attributable to decreased gross profit rates across most product categories and other inventory markdowns taken during fiscal 2018; a 10 basis point margin decrease attributable to the contract termination costs incurred during the first quarter of $753,000; partially offset by a 10 basis point margin increase attributable to a shift in product mix into beauty & wellness, which typically has a higher margin.
Operating Expenses
Total operating expenses were $216.2 million, $225.5 million and $231.9 million for fiscal 2019, fiscal 2018 and fiscal 2017, representing a decrease of $9.3 million or 4% from fiscal 2018 to fiscal 2019, and a decrease of $6.4 million, or 3% from fiscal 2017 to fiscal 2018. Total operating expenses as a percentage of net sales were 43.1%, 37.8% and 35.8% for fiscal 2019, fiscal 2018 and fiscal 2017. Total operating expense for fiscal 2019 includes restructuring costs of $9.2 million; executive and management transition costs of $2.7 million and rebranding costs of $1.3 million. Total operating expenses for fiscal 2018 includes executive and management transition costs of $2.1 million and a gain of $665,000 from the sale of our Boston television station. Total operating expenses for fiscal 2017 includes executive and management transition costs of $2.1 million and a gain of $551,000 from the sale of our Boston television station. Excluding restructuring costs, executive and management transition costs and the gain on sale of television station, total operating expenses as a percentage of net sales were 40.7%, 37.5% and 35.6% for fiscal 2019, fiscal 2018 and fiscal 2017.
Distribution and selling expense for fiscal 2019 decreased $21.3 million, or 11%, to $170.6 million or 34.0% of net sales compared to $191.9 million or 32.2% of net sales in fiscal 2018. Distribution and selling expense decreased during fiscal 2019 due to decreased variable expenses of $7.3 million, decreased program distribution expense of $6.7 million, decreased salaries and wages of $4.7 million, a $1.5 million gain related to proceeds on the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit, decreased accrued incentive compensation of $644,000, decreased share-based compensation expense of $569,000, decreased software service fees of $265,000, decreased production expense of $167,000 and decreased travel expense of $122,000. The decrease from the comparable period was partially offset by integration costs of $383,000 relating to the start-up of our third-party logistics business and launch of our customer program, called ShopHQ VIP. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $3.8 million, decreased variable fulfillment and customer service salaries and wages of $3.0 million and decreased customer services telecommunications expense of $222,000. Total variable expenses during fiscal 2019 were approximately 9.5% of total net sales versus 9.3% of total net sales for the prior year comparable period.
Distribution and selling expense for fiscal 2018 decreased $7.6 million, or 4%, to $191.9 million, or 32.2% of net sales compared to $199.5 million or 30.8% of net sales in fiscal 2017. Distribution and selling expense decreased during fiscal 2018 due to decreased variable expenses of $4.9 million, decreased program distribution expense of $2.2 million, decreased software service fees of $474,000, decreased salaries and wages of $528,000, decreased rent expense associated with our Boston television station of $144,000, and decreased share-based compensation expense of $71,000. The decrease from the comparable period was partially offset by increased incentive compensation of $741,000 and increased online selling and search fees of $186,000. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $2.7 million, decreased variable fulfillment and customer service salaries and wages of $2.0 million and decreased customer services telecommunications expense of $162,000. Total variable expenses during fiscal 2018 were approximately 9.3% of total net sales versus approximately 9.3% of total net sales during fiscal 2017.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for fiscal 2019 decreased $272,000, or 1%, to $25.6 million, or 5.1% of net sales compared to $25.9 million or 4.3% of net sales in fiscal 2018. For fiscal 2019, the decrease in general and administrative expense was primarily due to decreased salaries of $1.9 million, decreased share-based compensation expense of $667,000, decreased telecommunications expense of $407,000, decreased accrued incentive compensation of $286,000, decreased software service fees of $162,000 and decreased travel expense of $101,000. The decrease from the comparable period was offset by increased rebranding costs of $1.3 million, contract settlement costs of $1.2 million, business acquisition, integration and implementation costs of $247,000 to acquire Float Left and J.W. Hulme, and costs incurred to amend our Articles of Incorporation and to effect a one-for-ten reverse stock split of our common stock of $121,000. General and administrative expense for fiscal 2018 increased $1.4 million, or 6%, to $25.9 million or 4.3% of net sales compared to $24.4 million or 3.8% of net sales in fiscal 2017. For fiscal 2018, the increase was primarily due to legal settlements of $564,000 received during 2017. The increase was also due to increased contract labor expense of $333,000, increased telecommunications expense of $133,000, increased share-based compensation expense of $131,000 and decreased cash payment discounts received of $121,000.
Depreciation and amortization expense was $8.1 million, $6.2 million and $6.4 million for fiscal 2019, fiscal 2018 and fiscal 2017, representing an increase of $1.8 million, or 29% from fiscal 2018 to fiscal 2019 and a decrease of $127,000, or 2% from fiscal 2017 to fiscal 2018. Depreciation and amortization expense as a percentage of net sales was 1.6% for fiscal 2019 and 1.0% for fiscal 2018 and fiscal 2017. The increase in depreciation and amortization expense during fiscal 2019 was primarily due to accelerated amortization expense of the Evine trademark prospectively over its revised remaining useful life through August 21, 2019. The increase in depreciation and amortization expense for fiscal 2019 was also due to increased depreciation expense of $627,000 resulting from an average net increase in our non-fulfillment depreciable asset base year over year. The decrease in depreciation and amortization expense during fiscal 2018 compared to fiscal 2017 was primarily due to net decreases in our non-fulfillment depreciable asset base year over year.
Operating Income (Loss)
We reported an operating loss of $52.5 million in fiscal 2019 compared to operating loss of $18.6 million for fiscal 2018. Our operating loss increase of $33.9 million was primarily the result of decreased gross profit driven by decreases in consolidated net sales and margin rates, restructuring costs of $9.2 million, a non-cash inventory write-down of $6.1 million, an increase in depreciation and amortization expense, and an increase executive and management transition costs, partially offset by a decrease in distribution and selling and a decrease in general and administrative expense.
We reported an operating loss of $18.6 million in fiscal 2018 compared to operating income of $3.2 million for fiscal 2017, representing a decrease of $21.8 million. Our operating results decreased during fiscal 2018 primarily as a result of decreased gross profit driven by a decrease in consolidated net sales and an increase in general and administrative expense, partially offset by a decrease in depreciation and amortization expense, an increase in the gain on sale of television and a decrease in executive and management transition costs.
Income Taxes
For fiscal 2019 and fiscal 2018, our net loss reflects an income tax provision of $11,000 and $65,000, which relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2017, our net income reflects an income tax benefit of $3.4 million. The fiscal 2017 tax benefit includes a non-cash charge of approximately $643,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The fiscal 2017 tax benefit also includes a non-cash tax benefit of approximately $4.1 million generated by a reversal of our long-term deferred tax liability related to the sale of the FCC license (discussed further in Note 4 - “Intangible Assets” in the notes to our consolidated financial statements). We recognized a tax gain in conjunction with this transaction which will be largely offset by our available net operating loss carryforwards ("NOLs"), creating an income tax benefit attributable to the reversal of the related long-term deferred tax liability. The remaining fiscal 2017 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available.
The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The tax reform legislation (discussed further in Note 13 - “Income Taxes” in the notes to our consolidated financial statements), which included a reduction in the corporate tax rate to 21% from 35%, did not have an impact on our tax provision for fiscal 2017 due to the full valuation allowance against our deferred tax assets. We remeasured our net deferred tax assets and valuation allowance to reflect the lower corporate tax rate.
We have not recorded any income tax benefit on the losses recorded during fiscal 2019 and fiscal 2018 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Net Income (Loss)
For fiscal 2019, we reported a net loss of $56.3 million, or $7.54 per basic and dilutive share, on 7,462,380 weighted average common shares outstanding. For fiscal 2018 we reported a net loss of $22.2 million or $3.35 per basic and dilutive share, on 6,607,321 weighted average common shares outstanding. For fiscal 2017, we reported net income of $143,000, or $0.02 per basic and dilutive share, on 6,387,005 weighted average common shares outstanding (6,396,830 diluted shares). Net loss for fiscal 2019 includes restructuring costs of $9.2 million; a non-cash inventory write-down of $6.1 million; executive and management transition costs of $2.7 million; rebranding costs of $1.3 million; interest expense of $3.8 million; and transaction, settlement and integrations costs, net, totaling $694,000. Net loss for fiscal 2018 includes executive and management transition costs of $2.1 million, contract termination costs of $753,000, business development and expansion costs of $796,000, a gain on the sale of our Boston television station of $665,000, and interest expense of $3.5 million, relating primarily to interest on our credit facilities. Fiscal 2017 net income per common share, basic and diluted, were not impacted as a result of the 53rd week. Net income for fiscal 2017 includes executive and management transition costs of $2.1 million, loss on debt extinguishment of $1.5 million, a gain on the sale of our Boston television station of $551,000, and interest expense of $5.1 million, relating primarily to interest on our credit facilities.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for fiscal 2019 was $(18.4) million compared with Adjusted EBITDA of $(2.4) million for fiscal 2018 and $18.0 million for fiscal 2017.
A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands)
Net income (loss)	$(56,296)	$(22,157)	$143
Adjustments:
Depreciation and amortization	12,014	10,164	10,307
Interest income	(17)	(34)	(17)
Interest expense	3,777	3,502	5,084
Income taxes	11	65	(3,445)
EBITDA (a)	$(40,511)	$(8,460)	$12,072

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$(40,511)	$(8,460)	$12,072
Adjustments:
Restructuring costs	9,166	—	—
Executive and management transition costs	2,741	2,093	2,145
Inventory impairment write-down	6,050	—	—
Rebranding costs	1,265	—	—
Transaction, settlement and integration costs, net (b)	694	1,549	—
Gain on sale of television station	—	(665)	(551)
Loss on debt extinguishment	—	—	1,457
Non-cash share-based compensation expense	2,204	3,064	2,888
Adjusted EBITDA (a)	$(18,391)	$(2,419)	$18,011
(a) EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); restructuring costs; executive and management transition costs; non-cash impairment charges and write downs; rebranding costs; transaction, settlement and integration costs, net; gain on sale of television station; loss on debt extinguishment; and non-cash share-based compensation expense.
(b) Transaction, settlement and integration costs, net, for year ended February 1, 2020 includes contract settlement costs of $1.2 million; business acquisition and integration-related costs of $246,000 to acquire Float Left and J.W. Hulme; costs incurred related to the implementation of our ShopHQ VIP customer program and our third-party logistics service offerings of $658,000, costs incurred to amend our Articles of Incorporation and to effect a one-for-ten reverse stock split of our common stock of $121,000, partially offset by a $1.5 million gain for the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit. Transaction, settlement and integration costs, net, for year ended February 2, 2019 includes business development and expansion costs of $796,000 and contract termination costs of $753,000.
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

Financial Condition, Liquidity and Capital Resources
As of February 1, 2020, we had cash of $10.3 million. In addition, under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 2, 2019, we had cash of $20.5 million and had restricted cash and investments of $450,000. During fiscal 2019, working capital decreased $47.5 million to $33.5 million compared to working capital of $81.0 million for fiscal 2018 (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets divided by total current liabilities) was 1.3 at February 1, 2020 and 1.8 at February 2, 2019.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of February 1, 2020, we had cash of $10.3 million and additional borrowing capacity of $5.6 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
PNC Credit Facility
On February 9, 2012, we entered into a credit and security agreement (as amended through November 25, 2019, the "PNC Credit Facility") with PNC, as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our previously outstanding term loan with GACP Finance Co., LLC ("GACP"). All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $25.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. On November 25, 2019, we entered into the Eleventh Amendment to the PNC Credit Facility, which among other things, increased the interest rate margins on both the revolving line of credit and term loan.
The revolving line of credit under the PNC Credit Facility bears interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3.5% on Base Rate advances and 3% and 4.5% on LIBOR advances based on our trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in our financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on our leverage ratio measured annually as demonstrated in our audited financial statements.
As of February 1, 2020, we had borrowings of $53.9 million under our revolving line of credit. As of February 1, 2020, the term loan under the PNC Credit Facility had $15.2 million outstanding, of which $2.7 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of February 1, 2020 was approximately $5.6 million, which provides liquidity for working capital and general corporate purposes. In addition, as of February 1, 2020, our unrestricted cash plus unused line availability was $15.9 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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

Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, we fully retired our term loan with GACP, with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. We recorded a loss on debt extinguishment of $1.5 million during fiscal 2017. The fiscal 2017 loss on debt extinguishment includes early termination and lender fees of $334,000 and a write-off of unamortized debt issuance costs of $1.1 million, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt.
Sale of Boston Television Station, WWDP
During fiscal 2017, we sold the Boston television station, WWDP, including our FCC broadcast license, for an aggregate of $13.5 million. We received proceeds of $12.7 million during fiscal 2017 and an additional $665,000 during fiscal 2018 upon the resolution of a gain contingency. See Note 4 - "Intangible Assets" in the notes to our consolidated financial statements for additional information. We used the proceeds received from the transaction to pay in full the remaining amounts due under our term loan with GACP, with the remaining proceeds used for general working capital purposes.
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
On April 14, 2020, we entered into a financing agreement to sell $4 million of common stock priced at market to investors. Please refer to Note 21 - “Subsequent Events” in the notes to our consolidated financial statements for additional information.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $195.0 million over the next five fiscal years.
We have experienced a decline in net sales and a decline in our active customer file during fiscal 2019, 2018 and 2017 and a corresponding decrease in our profitability. We have taken or are taking the following steps to enhance our operations and liquidity position: entered into a private placement securities purchase agreement in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement with gross proceeds of $4.0 million to close in the first half of fiscal 2020; implemented a reduction in overhead costs during fiscal 2019 with $22 million in expected annualized savings, primarily driven by a reduction in our work force; implemented additional reductions in overhead costs during the first quarter of fiscal 2020 with $16 million in expected annualized savings; renegotiating with our major cable and satellite distributors to reduce our service costs and improve our payment terms; planned a reduction in capital expenditures compared to prior years; managing our inventory receipts in fiscal 2020 to reduce our inventory on hand; negotiated improved payment terms with our inventory vendors; implemented by appointment viewing "static programming" to increase viewership; launching or have launched new innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and establishing category specific customer growth priorities around ASP, product assortment and product margins; launched Bulldog Shopping Network, a niche television shopping network geared towards male consumers in November 2019; partnered with well-known personalities to develop and market exclusive lifestyle brands; and acquired Float Left and J.W. Hulme. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, we plan to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands.
Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants, which requires, among other things, maintaining a minimum of $10 million of unrestricted cash adjusted by facility availability at all times. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take further actions in the Company's control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues to grow both in the U.S. and globally and is adversely affecting the economy and financial markets and may affect demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on our business and financial results. We believe that it is probable our existing cash balances, together with the cost cutting measures described above and our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For fiscal 2019, net cash used for operating activities totaled $6.2 million compared to net cash provided by operating activities of $7.2 million and $3.3 million in fiscal 2018 and fiscal 2017. Net cash used for operating activities for fiscal 2019 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, inventory impairment write-down, and the amortization of deferred financing costs. In addition, net cash used for operating activities for fiscal 2019 reflects an increase in inventories; partially offset by increases in accounts payable and accrued liabilities, decreases in accounts receivable and prepaid expenses, and increases in deferred revenue.  Inventory increased as a result of lower than expected sales during the fourth quarter of fiscal 2019 and management's plan to increase our air-time in consumer electronics, which are primarily drop-shipped from our vendors, and decrease airtime for merchandise previously purchased in our long lead time businesses. Accounts receivable decreased primarily due to lower sales levels, as well as a slight decrease in the utilization of our ValuePay installment program. Accounts payable and accrued liabilities increased during the first twelve months of fiscal 2019 primarily due to an increase in accrued cable distribution fees as a result of negotiated extended payment agreements, an increase in inventory payables as a result of higher inventory purchases during the holiday season and the timing of these elevated inventory payments made to vendors, and an increase in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition. The increase in accounts payable and accrued liabilities was partially offset by a decrease in freight payables and a decrease in our merchandise return liability. We have negotiated improvements in our payment terms with a majority of our inventory vendors, which we expect will improve our working capital during the first quarter of fiscal 2020.
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
Net cash used for investing activities totaled $7.8 million for fiscal 2019 compared to net cash used for investing activities of $8.1 million for fiscal 2018 and net cash provided by investing activities of $2.2 million for fiscal 2017. Expenditures for property and equipment were $7.1 million in fiscal 2019 compared to $8.8 million in fiscal 2018 and $10.5 million in fiscal 2017. The decrease in capital expenditures in fiscal 2019 compared to fiscal 2018 and fiscal 2017 primarily relates to expenditures made for the upgrades in our customer service call routing technology during 2018, and the expenditures related to our high definition digital broadcasting equipment upgrades made during fiscal 2017. Additional capital expenditures made during the periods presented relate primarily to the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives. During fiscal 2019, we paid $638,000 for the acquisition of J.W. Hulme and Float Left. During fiscal 2018 and fiscal 2017, we received $665,000 and $12.7 million relating to the sale of the Boston television station, WWDP.
Net cash provided by financing activities totaled $3.3 million in fiscal 2019 and related primarily to proceeds from our PNC revolving loan of $188.1 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on the PNC revolving loan of $188.1 million, principal payments on our PNC term loan of $2.5 million, payments for common stock issuance costs of $109,000, finance lease payments of $71,000 and tax payments for restricted stock unit issuances of $39,000. Net cash used for financing activities totaled $2.6 million in fiscal 2018 and related primarily to principal payments on our PNC revolving loan of $245.3 million, principal payments on our PNC term loan of $2.3 million, tax payments for restricted stock unit issuances of $133,000, payments for deferred financing costs of $96,000 and capital lease payments of $12,000, offset by proceeds from the PNC revolving loan of $239.3 million, proceeds from the PNC term loan of $5.8 million and proceeds from the exercise of stock options of $181,000. Net cash used for financing activities totaled $14.2 million in fiscal 2017 and related primarily to principal payments on PNC revolving loan of $96.8 million, principal payments on the term loans of $18.8 million, payments for the repurchases of common stock of $5.1 million, payments for common stock issuance costs of $452,000, payments for debt extinguishment costs of $334,000, payments for deferred financing costs of $265,000 and tax payments for restricted stock unit issuances of $45,000, partially offset by proceeds from the PNC revolving loan of $96.8 million, proceeds from the PNC term loan of $6.0 million, proceeds from the issuance of common stock and warrants of $4.6 million and proceeds from the exercise of stock options of $79,000.

Financial Covenants
The PNC Credit Facility contain~~s~~ customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus facility availability falls below $10.8 million or upon an event of default. As of February 1, 2020, our unrestricted cash plus unused line availability was $15.9 million, and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended February 1, 2020. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

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
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.  We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 63% to 70%. As of February 1, 2020 and February 2, 2019, we had approximately $56.9 million and $74.8 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts, which is primarily related to our ValuePay program, for fiscal 2019, fiscal 2018 and fiscal 2017 was $7.3 million, $7.8 million and $9.9 million. Based on our fiscal 2019 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total net sales would have an impact of approximately $2.5 million on consolidated distribution and selling expense.

•
Inventory.  We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of February 1, 2020 and February 2, 2019, we had inventory balances of $78.9 million and $65.3 million. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the following factors: age of the inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost. In determining appropriate reserve percentages, we look at our historical write off experience, the specific merchandise categories affected, our historic recovery percentages on various methods of liquidations, return to vendor contract rights, forecasts of future planned receipts, forecasts of inventory levels, forecasts of future product airings and current markdown processes. Provision for excess and obsolete inventory for fiscal 2019, fiscal 2018 and fiscal 2017 was $8.8 million, $5.1 million and $3.8 million. The fiscal 2019 provision includes a non-cash inventory write-down of $6.1 million resulting from a change in our merchandise strategy (see Note 19 - "Restructuring Costs" in the notes to our consolidated financial statements). Based on our fiscal 2019 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $880,000 on consolidated gross profit.

•
Merchandise returns.  We record a merchandise return liability as a reduction of gross sales for anticipated merchandise returns at each reporting period and must make estimates of potential future merchandise returns related to current period product revenue. Our return rates on our total net sales were 19.4% in fiscal 2019, 19.0% in fiscal 2018, and 19.0% in fiscal 2017. We estimate and evaluate the adequacy of our merchandise returns liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period. As of February 1, 2020 and February 2, 2019, we recorded a merchandise return liability of $5.8 million and $8.1 million, included in accrued liabilities, and a right of return asset of $3.2 million and $4.4 million, included in other current assets. See Note 2 - "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements for a discussion of our recently adopted accounting pronouncements. Based on our fiscal 2019 sales returns, a one-point increase or decrease in our returns rate would have had an impact of approximately $2.3 million on gross profit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF iMEDIA BRANDS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
iMedia Brands, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iMedia Brands, Inc. and subsidiaries (formerly EVINE Live Inc. or the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 30, 2020

We have served as the Company's auditor since 2002.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 1, 2020	February 2, 2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$10,287	$20,485
Restricted cash equivalents	—	450
Accounts receivable, net	63,594	81,763
Inventories	78,863	65,272
Prepaid expenses and other	8,196	9,053
Total current assets	160,940	177,023
Property and equipment, net	47,616	51,118
Other assets	4,187	1,846
TOTAL ASSETS	$212,743	$229,987
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,659	$56,157
Accrued liabilities	40,250	37,374
Current portion of long term credit facility	2,714	2,488
Current portion of operating lease liabilities	704	—
Deferred revenue	141	35
Total current liabilities	127,468	96,054
Other long term liabilities	335	50
Long term credit facility	66,246	68,932
Total liabilities	194,049	165,036
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding as of February 1, 2020 and February 2, 2019	—	—
Common stock, $0.01 per share par value, 14,600,000 and 9,960,000 shares authorized as of February 1, 2020 and February 2, 2019; 8,208,227 and 6,791,934 shares issued and outstanding as of February 1, 2020 and February 2, 2019	82	68
Additional paid-in capital	452,833	442,808
Accumulated deficit	(434,221)	(377,925)
Total shareholders’ equity	18,694	64,951
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$212,743	$229,987
The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(In thousands, except share and per share data)
Net sales	$501,822	$596,637	$648,220
Cost of sales	338,185	389,790	413,108
Gross profit	163,637	206,847	235,112
Operating expense:
Distribution and selling	170,587	191,917	199,484
General and administrative	25,611	25,883	24,442
Depreciation and amortization	8,057	6,243	6,370
Restructuring costs	9,166	—	—
Executive and management transition costs	2,741	2,093	2,145
Gain on sale of television station	—	(665)	(551)
Total operating expense	216,162	225,471	231,890
Operating income (loss)	(52,525)	(18,624)	3,222
Other income (expense):
Interest income	17	34	17
Interest expense	(3,777)	(3,502)	(5,084)
Loss on debt extinguishment	—	—	(1,457)
Total other expense, net	(3,760)	(3,468)	(6,524)
Loss before income taxes	(56,285)	(22,092)	(3,302)
Income tax benefit (provision)	(11)	(65)	3,445
Net income (loss)	$(56,296)	$(22,157)	$143
Net income (loss) per common share	$(7.54)	$(3.35)	$0.02
Net income (loss) per common share — assuming dilution	$(7.54)	$(3.35)	$0.02
Weighted average number of common shares outstanding:
Basic	7,462,380	6,607,321	6,387,005
Diluted	7,462,380	6,607,321	6,396,830
The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
	(In thousands, except share data)
BALANCE, January 28, 2017	6,519,231	$65	$437,549	$(355,911)	$81,703
Net income	—	—	—	143	143
Repurchases of common stock	(440,000)	(4)	(5,051)	—	(5,055)
Common stock issuances pursuant to equity compensation awards	38,987	—	34	—	34
Share-based payment compensation	—	—	2,888	—	2,888
Common stock and warrant issuance	410,827	4	4,279	—	4,283
BALANCE, February 3, 2018	6,529,045	65	439,699	(355,768)	83,996
Net loss	—	—	—	(22,157)	(22,157)
Common stock issuances pursuant to equity compensation awards	262,889	3	45	—	48
Share-based payment compensation	—	—	3,064	—	3,064
BALANCE, February 2, 2019	6,791,934	68	442,808	(377,925)	64,951
Net loss	—	—	—	(56,296)	(56,296)
Common stock issuances pursuant to equity compensation awards	225,293	2	(41)	—	(39)
Share-based payment compensation	—	—	2,204	—	2,204
Common stock issuances pursuant to business acquisitions	391,000	4	1,852	—	1,856
Common stock and warrant issuance	800,000	8	6,010	—	6,018
BALANCE, February 1, 2020	8,208,227	$82	$452,833	$(434,221)	$18,694
The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(56,296)	$(22,157)	$143
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	12,014	10,164	10,307
Share-based payment compensation	2,204	3,064	2,888
Inventory impairment write-down	6,050	—	—
Amortization of deferred financing costs	201	215	366
Gain on sale of television station	—	(665)	(551)
Loss on debt extinguishment	—	—	1,457
Deferred income taxes	—	—	(3,522)
Changes in operating assets and liabilities:
Accounts receivable, net	18,285	14,796	2,503
Inventories	(18,816)	3,539	1,381
Deferred revenue	58	(35)	(60)
Prepaid expenses and other	776	905	166
Accounts payable and accrued liabilities	29,367	(2,614)	(11,800)
Net cash (used for) provided by operating activities	(6,157)	7,212	3,278
INVESTING ACTIVITIES:
Property and equipment additions	(7,146)	(8,768)	(10,499)
Cash paid for business acquisitions	(638)	—	—
Proceeds from the sale of assets	—	665	12,738
Net cash (used for) provided by investing activities	(7,784)	(8,103)	2,239
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	188,100	239,300	96,800
Proceeds from issuance of common stock and warrants	6,000	—	4,628
Proceeds of term loan	—	5,821	6,000
Proceeds from exercise of stock options	—	181	79
Payments on revolving loan	(188,100)	(245,300)	(96,800)
Payments on term loans	(2,488)	(2,325)	(18,780)
Payments for common stock issuance costs	(109)	—	(452)
Payments on finance leases	(71)	(12)	—
Payments for restricted stock issuance	(39)	(133)	(45)
Payments for deferred financing costs	—	(96)	(265)
Payments for repurchases of common stock	—	—	(5,055)
Payments for debt extinguishment costs	—	—	(334)
Net cash provided by (used for) financing activities	3,293	(2,564)	(14,224)
Net decrease in cash and restricted cash equivalents	(10,648)	(3,455)	(8,707)
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	20,935	24,390	33,097
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$10,287	$20,935	$24,390
The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

(1)  The Company
iMedia Brands, Inc. (formerly EVINE Live Inc.) and its subsidiaries ("we," "our," "us," or the "Company") are a leading interactive media company managing a growing portfolio of niche television networks, niche national advertisers and media services. Our portfolio includes ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network, J.W. Hulme and Media Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top ("OTT") platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. The Company's nascent, but growing Media Services offers creative and interactive advertising, OTT app services and third-party logistics. During the fourth quarter of fiscal 2019, the Company launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers and also acquired Float Left and J.W. Hulme.
On July 16, 2019, the Company changed its corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, the Company's Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, the Company changed the name of its primary network, Evine, back to ShopHQ, which was the name of the network in 2014.
Amendment to Articles of Incorporation
On December 3, 2019, the Company held a special meeting of shareholders. At the special meeting, the Company’s shareholders approved an amendment to Section A of Article 3 of the Company’s Articles of Incorporation to provide that the Company is authorized to issue ten million (10,000,000) shares of capital stock and an additional five million (5,000,000) shares of common stock (as adjusted for reverse stock split). In addition, the Company’s shareholders approved amendments to the Company’s Articles of Incorporation to delete the following sections:

•
Section D of Article 3, which provided restrictions on the voting power of the Company's shares of common stock in excess of 20% by or for the account of aliens, a foreign government or any corporation organized under the laws of a foreign country;

•
Section E of Article 3, which provided restrictions on the ownership and transfer of the Company's shares of common stock in excess of 20% by aliens, a foreign government or any corporation organized under the laws of a foreign country, and a related redemption right on behalf of the Company; and

•	Article 7, which provided that no officer or director of the Company may be an alien or a representative of a foreign government.
Reverse Stock Split
On December 11, 2019, the Company effected a one-for-ten reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, every ten shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, with no change in par value per share. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All common share and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retrospectively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options, warrants and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split was primarily intended to bring the company into compliance with the minimum bid price requirement for maintaining its listing on the Nasdaq Capital Market. The Company's common stock continues to trade under the symbol “IMBI” and began trading on a split-adjusted basis on December 12, 2019.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)  Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2019, ended on February 1, 2020, and consisted of 52 weeks. Fiscal 2018 ended on February 2, 2019 and consisted of 52 weeks. Fiscal 2017 ended on February 3, 2018 and consisted of 53 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue for services is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience.
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
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by segment and significant product group is provided in Note 10 - "Business Segments and Sales by Product Group."
As of February 1, 2020, approximately $32,000 is expected to be recognized from remaining performance obligations within the next 12 months. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $35,000, $35,000 and $60,000 for fiscal 2019, fiscal 2018 and fiscal 2017.
Merchandise Returns
The Company records a merchandise return liability as a reduction of gross sales for anticipated merchandise returns at each reporting period and must make estimates of potential future merchandise returns related to current period product revenue. The Company estimates and evaluates the adequacy of its merchandise return liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period. As of February 1, 2020 and February 2, 2019, the Company recorded a merchandise return liability of $5,820,000 and $8,097,000, included in accrued liabilities, and a right of return asset of $3,171,000 and $4,410,000, included in other current assets.
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
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of February 1, 2020 and February 2,

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019, the Company had approximately $56,928,000 and $74,787,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $6,579,000 and $8,533,000.
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
Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold and services provided, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges, distribution facility depreciation and vendor share based payment compensation. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $8,730,000, $10,299,000 and $10,660,000 for fiscal 2019, fiscal 2018 and fiscal 2017. Distribution and selling expense consists primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing, fulfillment and share based compensation. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations, share based compensation and director fees.
Cash
Cash consists of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash.
Restricted Cash Equivalents
The Company's restricted cash equivalents consisted of certificates of deposit with original maturities of three months or less and were generally restricted for a period ranging from 30 to 60 days. Interest income is recognized when earned. The following table provides a reconciliation of cash and restricted cash equivalents reported with the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	February 1, 2020	February 2, 2019
Cash	$10,287,000	$20,485,000
Restricted cash equivalents	—	450,000
Total cash and restricted cash equivalents	$10,287,000	$20,935,000
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated at the lower of average cost or net realizable value, giving consideration to obsolescence provision write downs of $8,798,000, $5,149,000 and $3,757,000 for fiscal 2019, fiscal 2018 and fiscal 2017. Additional disclosure of the fiscal 2019 obsolescence provision write down is provided in Note 16 - "Inventory Impairment Write-down." During fiscal 2019, 2018 and 2017, products purchased from one vendor accounted for approximately 19%, 14% and 15% of our consolidated net sales.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and online advertising, including amounts paid to online search engine operators and customer mailings. Total marketing and advertising costs and online search marketing fees totaled $4,673,000, $4,561,000

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and $4,530,000 for fiscal 2019, fiscal 2018 and fiscal 2017. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
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
Intangible Assets
Identifiable intangibles with finite lives are amortized over their estimated useful lives and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.
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

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Numerator:
Net income (loss)	$(56,296,000)	$(22,157,000)	$143,000
Earnings allocated to participating share awards (a)	—	—	—
Net income (loss) attributable to common shares — Basic and diluted	$(56,296,000)	$(22,157,000)	$143,000
Denominator:
Weighted average number of common shares outstanding — Basic	7,462,380	6,607,321	6,387,005
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	9,825
Weighted average number of common shares outstanding — Diluted	7,462,380	6,607,321	6,396,830
Net income (loss) per common share	$(7.54)	$(3.35)	$0.02
Net income (loss) per common share — assuming dilution	$(7.54)	$(3.35)	$0.02
(a) During fiscal 2018, the Company issued a restricted stock award that is a participating security. For fiscal 2019 and fiscal 2018, the entire undistributed loss is allocated to common shareholders.
(b) For fiscal 2019 and fiscal 2018, there were 46,000 and 34,000 incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments. The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s variable rate PNC Credit Facility, approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The additional disclosures regarding the Company’s fair value measurements are included in Note 7 - "Fair Value Measurements."
Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets and finite-lived intangible assets. These assets and liabilities are recorded at fair value only if an impairment is recognized in the current period. If the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2019, fiscal 2018 or fiscal 2017.
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Leases, Topic 842 (ASU 2016-02). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

affecting the pattern of expense recognition in the income statement. The Company adopted this standard in the first quarter of fiscal 2019 using the "Comparatives Under 840 Option" transition approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. See Note 11 - "Leases" for information on the impact of adopting ASU 2016-02 on the Company's consolidated financial statements.
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

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	February 1, 2020	February 2, 2019
Land and improvements	—	$3,236,000	$3,236,000
Buildings and leasehold improvements	3-40	42,239,000	42,079,000
Transmission and production equipment	5-10	7,919,000	7,312,000
Office and warehouse equipment	3-15	19,353,000	19,227,000
Computer hardware, software and telephone equipment	3-10	87,348,000	89,421,000
		160,095,000	161,275,000
Less — Accumulated depreciation		(112,479,000)	(110,157,000)
		$47,616,000	$51,118,000
Depreciation expense in fiscal 2019, fiscal 2018 and fiscal 2017 was $10,661,000, $9,999,000 and $10,141,000.

(4)  Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	February 1, 2020		February 2, 2019
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade Names	3-15	$1,568,000	$(19,000)	$1,439,000	$(354,000)
Customer Lists	3-5	$339,000	$(14,000)	$347,000	$(148,000)
Technology	4	$772,000	$(35,000)	$—	$—
Vendor Exclusivity	5	$192,000	$(29,000)	$—	$—
Total finite-lived intangible assets		$2,871,000	$(97,000)	$1,786,000	$(502,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in other assets in the accompanying balance sheets and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; and a vendor exclusivity agreement. Amortization expense related to the finite-lived intangible assets was $1,353,000, $165,000 and $165,000 for fiscal 2019, fiscal 2018 and fiscal 2017. Estimated amortization expense is $415,000 for fiscal 2020 and fiscal 2021, $410,000 for fiscal 2022, $352,000 for fiscal 2023 and $156,000 for fiscal 2024.
In November 2019, the Company completed the acquisition of J.W. Hulme Company ("J.W. Hulme"). The intangible assets acquired through the business combination include the J.W. Hulme trade name and J.W. Hulme customer list valued at $1,480,000

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and $86,000 and are being amortized over their estimated useful lives of 15 and three years. See Note 12 - "Business Acquisitions" for additional information.
In November 2019, the Company completed the acquisition of Float Left Interactive, Inc. ("Float Left"). The intangible assets acquired through the business combination include the Float Left developed technology, the Float Left customer relationships and the Float Left trade name valued at $772,000, $253,000 and $88,000, respectively, and are being amortized over their estimated useful lives of four, five and 15 years, respectively.
On May 29, 2019, the Company announced the decision to change the name of the Evine network back to ShopHQ, which was the name of the network in 2014. The remaining carrying amount of the Evine trademark was amortized prospectively over the revised remaining useful life through August 21, 2019, the date of the network name change.
On May 2, 2019, we entered into a five-year vendor exclusivity agreement with Sterling Time, LLC ("Sterling Time") and Invicta Watch Company of America, Inc. ("IWCA") in connection with the closing under the private placement securities purchase agreement described in Note 9 below. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA. The Company issued five-year warrants to purchase 350,000 shares of our common stock in connection with and as consideration for primarily entering into a vendor exclusivity agreement with the Company, which represented an aggregate value of $193,000. The vendor exclusivity agreement is being amortized as cost of sales over the five-year agreement term. See Note 9 - "Shareholders' Equity" for additional information.
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

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	February 1, 2020	February 2, 2019
Accrued cable access fees	$18,243,000	$18,241,000
Accrued salaries, severance and related	5,937,000	2,493,000
Allowance for sales returns	5,820,000	8,097,000
Other	10,250,000	8,543,000
	$40,250,000	$37,374,000

(6) ShopHQ Private Label Consumer Credit Card Program
The Company has a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers to finance ShopHQ purchases and provides benefits including instant purchase credits, free or reduced shipping promotions throughout the year and promotional low-interest financing on qualifying purchases. Use of the ShopHQ credit card enhances customer loyalty, reduces total credit card expense and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of loss on ShopHQ credit card transactions except those in the Company's ValuePay installment payment program. In July 2017, the Company extended the Program through December 2020 by entering into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial, the issuing bank for the Program.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
As of February 1, 2020 and February 2, 2019 the Company had $0 and $450,000 in Level 2 investments in the form of bank certificates of deposit, which are included in restricted cash equivalents in the consolidated balance sheets. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of February 1, 2020 and February 2, 2019 the Company also had a long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, with carrying values of $68,960,000 and $71,420,000. As of February 1, 2020 and February 2, 2019, $2,714,000 and $2,488,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(8) Credit Agreements
The Company's long-term credit facility consists of:

	February 1, 2020	February 2, 2019
PNC revolving loan due July 27, 2023, principal amount	$53,900,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	15,155,000	17,643,000
Less unamortized debt issuance costs	(95,000)	(123,000)
PNC term loan due July 27, 2023, carrying amount	15,060,000	17,520,000
Total long-term credit facility	68,960,000	71,420,000
Less current portion of long-term credit facility	(2,714,000)	(2,488,000)
Long-term credit facility, excluding current portion	$66,246,000	$68,932,000
PNC Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (as amended through November 25, 2019, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $90.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company's previously outstanding GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $25.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $90.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. On November 25, 2019, the Company entered into the Eleventh Amendment to the PNC Credit Facility, which among other things, increased the interest rate margin by 2% on the term loan and between 1% and 1.5% on the revolving line of credit.
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
The revolving line of credit under the PNC Credit Facility bears interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3.5% on Base Rate advances and 3% and 4.5% on LIBOR advances based on the Company's trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in its financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio measured annually as demonstrated in its audited financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of February 1, 2020, the Company had borrowings of $53.9 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of February 1, 2020 was approximately $5.6 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's GACP Term Loan and reduce its revolving credit facility borrowings. As of February 1, 2020, there was approximately $15.2 million outstanding under the PNC Credit Facility term loan of which $2.7 million was classified as current in the accompanying balance sheet.
Principal borrowings under the term loan are payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of February 1, 2020, the imputed effective interest rate on the PNC term loan was 8.0%.
Interest expense recorded under the PNC Credit Facility was $3,758,000, $3,499,000 and $4,128,000 for fiscal 2019, fiscal 2018 and fiscal 2017.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of February 1, 2020, the Company's unrestricted cash plus unused line availability was $15.9 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit was $406,000 and $561,000 as of February 1, 2020 and February 2, 2019 and are included within other assets within the accompanying balance sheet. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
Prepayment on Great American Capital Partners Term Loan
During fiscal 2017, the Company retired its term loan (the "GACP Term Loan") under a credit and security agreement with GACP Finance Co., LLC ("GACP"), with voluntary principal prepayments of $9.5 million, $2.5 million and $3.5 million on March 21, 2017, October 18, 2017 and December 6, 2017. The Company recorded a loss on debt extinguishment of $1.5 million during fiscal 2017. The fiscal 2017 loss on debt extinguishment includes early termination and lender fees of $334,000 and a write-off of unamortized debt issuance costs of $1.1 million, which represents the proportionate amount of unamortized debt issuance costs attributable to the settled debt. Interest expense recorded under the GACP Credit Agreement was $940,000 for fiscal 2017.
Maturities
The aggregate maturities of the Company's long-term credit facility as of February 1, 2020 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2020	$2,714,000	$—	$2,714,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	53,900,000	60,913,000
	$15,155,000	$53,900,000	$69,055,000
Cash Requirements
Currently, the Company's principal cash requirements are to fund business operations, which consist primarily of purchasing inventory for resale, funding ValuePay installment receivables, funding the Company's basic operating expenses, particularly the

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company's contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. The Company closely manages its cash resources and working capital. The Company attempts to manage its inventory receipts and reorders in order to ensure its inventory investment levels remain commensurate with the Company's current sales trends. The Company also monitors the collection of its credit card and ValuePay installment receivables and manages vendor payment terms in order to more effectively manage the Company's working capital which includes matching cash receipts from the Company's customers, to the extent possible, with related cash payments to our vendors. ValuePay remains a cost-effective promotional tool for the Company. The Company continues to make strategic use of its ValuePay program in an effort to increase sales and to respond to similar competitive programs.
The Company has experienced a decline in net sales and a decline in its active customer file during fiscal 2019, 2018 and 2017 and a corresponding decrease in the Company's profitability. The Company has taken or is taking the following steps to enhance its operations and liquidity position: entered into a private placement securities purchase agreement in which the Company received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement with gross proceeds of $4.0 million to close in the first half of fiscal 2020; implemented a reduction in overhead costs during fiscal 2019 with $22 million in expected annualized savings, primarily driven by a reduction in the Company's work force; implemented additional reductions in overhead costs during the first quarter of fiscal 2020 with $16 million in expected annualized savings; renegotiating with the Company's major cable and satellite distributors to reduce service costs and improve payment terms; planned a reduction in capital expenditures compared to prior years; managing the Company's inventory receipts in fiscal 2020 to reduce inventory on hand; and negotiated improved payment terms with the Company's inventory vendors.
The Company's ability to fund operations and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in its sales and to use available funds from its PNC Credit Facility. The Company's ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility's covenants, which requires, among other things, maintaining a minimum of $10 million of unrestricted cash adjusted by credit facility availability at all times. Accordingly, if the Company does not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and its cash reserves are depleted, the Company may need to take further actions in the Company's control, such as further reductions or delays in capital investments, additional reductions to the Company's workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues to grow both in the U.S. and globally and is adversely affecting the economy and financial markets and may affect demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on the Company's business and financial results. The Company believes that it is probable our existing cash balances, together with the cost cutting measures described above and our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report.

(9)  Shareholders' Equity
Reverse Stock Split
On December 11, 2019, the Company effected a one-for-ten reverse stock split of its common stock. Accordingly, all share and per-share amounts in the consolidated financial statements and notes to the consolidated financial statements for the current period and prior periods have been retrospectively revised. See Note 1 - "The Company" for additional information.
Common Stock
On December 3, 2019, the Company's shareholders approved an amendment to the Company's Articles of Incorporation authorizing the Company to issue 10,000,000 shares of capital stock and an additional 5,000,000 shares of common stock. The Company currently has authorized 9,600,000 shares of undesignated capital stock and an additional 5,000,000 shares of common stock, of which 8,208,227 common shares were issued and outstanding as common stock as of February 1, 2020. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under our PNC Credit Facility.
Preferred Stock
The Company authorized 400,000 Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, during fiscal 2015 as part of the Shareholder Rights Plan. As of February 1, 2020, there were zero shares issued and outstanding. See Note 13 - "Income Taxes" for additional information.
Dividends
The Company has never declared or paid any dividends with respect to its capital stock. The Company is restricted from paying dividends on its stock by its PNC Credit Facility.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Private Placement Securities Purchase Agreement
On May 2, 2019, the Company entered into a private placement securities purchase agreement ("Purchase Agreement") with certain accredited investors pursuant to which the Company: (a) sold, in the aggregate, 800,000 shares of the Company's common stock at a price of $7.50 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 350,000 shares of the Company's common stock at an exercise price of $15.00 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Invicta Media Investments, LLC is owned by IWCA, which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company’s largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 18 - “Related Party Transactions.” Under the Purchase Agreement, the purchasers agreed to customary standstill provisions related to the Company for a period of two years, as well as to vote their shares in favor of matters recommended by the Company’s board of directors for approval by our shareholders. In addition, the Company agreed in the Purchase Agreement to appoint Eyal Lalo, an owner of IWCA, as vice chair of the Company’s board of directors, Michael Friedman to the Company’s board of directors and Timothy Peterman as the Company’s chief executive officer.
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
Registered Direct Offering
On May 23, 2017, the Company entered into Common Stock Purchase Agreements with certain accredited investors to which the Company sold, in the aggregate, 400,827 shares of common stock in a registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-203209), filed with the SEC on May 13, 2015. The shares were sold at a price of $11.20 per share, except for shares purchased by investors who are directors or executive officers of the Company, which were sold at a price of $11.50 per share. The closing of this sale occurred on May 30, 2017 and the Company received gross proceeds of approximately $4.5 million and incurred approximately $323,000 of issuance costs. The Company has used the proceeds for general working capital purposes.
Warrants
As of February 1, 2020, the Company had outstanding warrants to purchase 734,930 shares of the Company’s common stock, of which 734,930 are fully exercisable. The warrants expire five years from the date of grant. The following table summarizes information regarding warrants outstanding at February 1, 2020:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	297,616	297,616	$29.00	September 19, 2021
November 10, 2016	33,386	33,386	$30.00	November 10, 2021
January 23, 2017	48,930	48,930	$17.60	January 23, 2022
March 16, 2017	5,000	5,000	$19.20	March 16, 2022
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
On November 27, 2018, the Company issued warrants to Fonda, Inc. for 150,000 shares of our common stock in connection with and as consideration for entering into a services and trademark licensing agreement between the companies. The aggregate market value on the date of the award was $441,000 and was being amortized as cost of sales over the three-year services and trademark licensing agreement term. On July 29, 2019, the Company and Fonda, Inc. agreed to terminate the services and trademark licensing agreement and the warrants for 150,000 shares were forfeited.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commercial Agreement with Shaquille O'Neal
On November 18, 2019, the Company entered into a commercial agreement (“Shaq Agreement”) and restricted stock unit award agreement (“RSU Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products would be sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to the RSU Agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of 133,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 133,333 restricted stock units will vest February 1, 2021 and the final tranche of 133,334 restricted stock units will vest February 1, 2022. Additionally, in connection with the Shaq Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company's common stock. The aggregate market value on the date of the award was $2,595,000 and is based on the grant date closing price of the Company's stock. Amortization of the award will commence on February 1, 2020, which is the beginning of the three-year commercial term.
Restricted Stock Award
On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 150,000 restricted shares of the Company's common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a skin-care brand that launched on the Company's television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company's television network. The restricted shares will vest in three tranches. Of the restricted shares granted, 50,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on the Company's television network, and 50,000 vested on January 4, 2020. The remaining 50,000 restricted shares will vest on January 4, 2021. The aggregate market value on the date of the award was $1,408,000 and is being amortized as cost of sales over the three-year vendor exclusivity agreement term. The estimated fair value of the restricted stock is based on the grant date closing price of the Company's stock for time-based vesting awards.
Compensation expense relating to the restricted stock award grant was $469,000 and $89,000 for fiscal 2019 and fiscal 2018. As of February 1, 2020, there was $850,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of restricted stock vested during fiscal 2019 was $188,000.
A summary of the status of the Company’s non-vested restricted stock award activity as of February 1, 2020 and changes during the twelve-month period then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	100,000	$9.39
Granted	—	$—
Vested	(50,000)	$9.39
Non-vested outstanding, February 1, 2020	50,000	$9.39
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2019, fiscal 2018 and fiscal 2017 related to stock option awards was $681,000, $1,157,000 and $915,000. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of February 1, 2020, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 1,300,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units,

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2019			Fiscal 2018			Fiscal 2017
Expected volatility	75%	-	82%	72%	-	78%	81%
Expected term (in years)	6 years			6 years			6 years
Risk-free interest rate	1.4%	-	2.6%	2.8%	-	3.0%	2.0%	-	2.2%
A summary of the status of the Company’s stock option activity as of February 1, 2020 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 2, 2019	476,000	$13.60	11,000	$48.71
Granted	34,000	$4.62	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(263,000)	$13.54	(5,000)	$44.87
Balance outstanding, February 1, 2020	247,000	$12.44	6,000	$51.52
Options exercisable at February 1, 2020	140,000	$14.64	6,000	$51.52
The following table summarizes information regarding stock options outstanding at February 1, 2020:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	247,000	$12.44	7.4	$—	230,000	$12.62	7.4	$—
2004 Incentive:	6,000	$51.52	4.2	$—	6,000	$51.52	4.2	$—
The weighted average grant-date fair value of options granted in fiscal 2019, fiscal 2018 and fiscal 2017 was $3.12, $7.35 and $9.14. The total intrinsic value of options exercised during fiscal 2019, fiscal 2018 and fiscal 2017 was $0, $26,000 and $15,000. As of February 1, 2020, total unrecognized compensation cost related to stock options was $270,000 and is expected to be recognized over a weighted average period of approximately 1.3 years.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is included in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded if and when realized, and totaled $0, $7,000 and $6,000 in fiscal 2019, fiscal 2018 and fiscal 2017. The Company has not recorded any income tax benefit from the exercise of stock options in these fiscal years, due to the uncertainty of realizing income tax benefits in the future.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $1,031,000, $1,792,000 and $1,973,000 for fiscal 2019, fiscal 2018 and fiscal 2017. As of February 1, 2020, there was $759,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock units vested during fiscal 2019, fiscal 2018 and fiscal 2017 was $434,000, $1,216,000 and $409,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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
The Company granted 94,000, 75,000 and 56,000 market-based restricted stock performance units to executives as part of the Company's long-term incentive program during fiscal 2019, fiscal 2018 and fiscal 2017. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2019			Fiscal 2018			Fiscal 2017
Total grant date fair value	$482,000			$859,000			$860,000
Total grant date fair value per share	$5.14			$10.70	-	$13.00	$15.30
Expected volatility	74%	-	82%	73%	-	76%	75%
Weighted average expected life (in years)	3 years			3 years			3 years
Risk-free interest rate	1.7%	-	2.3%	2.4%	-	2.7%	1.5%
The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
On May 2, 2019, Timothy A. Peterman was appointed as Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted 68,000 restricted stock units to Mr. Peterman. The restricted stock units vest in three tranches, each tranche consisting of one-third of the units subject to the award. Tranche 1 will vest upon the one-year anniversary of the grant date. Tranche 2 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $20.00 per share and the executive has been continuously employed at least one year. Tranche 3 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $40.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before May 1, 2029. The total grant date fair value was estimated to be $220,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 2.5%, a weighted average expected life of 2.9 years and an implied volatility of 80% and were as follows for each tranche:

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value (Per Share)	Derived Service Period
Tranche 1 (one year)	$3.66	1.00 Year
Tranche 2 ($20.00/share)	$3.19	3.27 Years
Tranche 3 ($40.00/share)	$2.85	4.53 Years

A summary of the status of the Company’s non-vested restricted stock unit activity as of February 1, 2020 and changes during the twelve-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2019	163,000	$13.47	181,000	$10.35	344,000	$11.83
Granted	139,000	$4.44	640,000	$5.71	779,000	$5.48
Vested	—	$—	(233,000)	$7.90	(233,000)	$7.90
Forfeited	(173,000)	$11.41	(153,000)	$7.12	(326,000)	$9.40
Non-vested outstanding, February 1, 2020	129,000	$6.49	435,000	$5.96	564,000	$6.08

(10)  Business Segments and Sales by Product Group
During the fourth quarter of fiscal 2019, the Company changed its reportable segments into two reporting segments: “ShopHQ” and “Emerging.” In light of recent strategic shifts in the Company's emerging businesses, the Company's Chief Executive Officer, the chief operating decision maker, began reviewing operating results of the Emerging segment separately from our core business, ShopHQ. The chief operating decision maker is our Chief Executive Officer and Interim Chief Financial Officer. These segments reflect the way the Company's chief operating decision maker evaluates the Company's business performance and manages its operations. All of Company's sales are made to customers residing in the United States.
The Company does not allocate assets between the segments for our internal management purposes, and as such, they are not presented here. There was no significant inter-segment sales or transfers during fiscal 2019, fiscal 2018 and fiscal 2017. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to our operating segments based on their estimated usage and based on how the Company manages the business. The Company has recast its segment results for all periods presented to conform to the new segment structure.
ShopHQ
The ShopHQ segment encompasses the Company's nationally distributed shopping entertainment network. ShopHQ sells and distributes its products to consumers through its video commerce television, online website and mobile platforms.
Emerging
The Emerging segment consists of the Company's developing business models. This segment includes the Company's Media Services, which includes creative and interactive services and third-party logistics services. The Emerging segment also encompasses the Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. Bulldog shopping network is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retails stores, and programming on ShopHQ. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net Sales by Segment and Significant Product Groups

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$200,893	$206,021	$222,999
Home & Consumer Electronics	106,025	135,184	147,769
Beauty & Wellness	80,945	102,099	100,829
Fashion & Accessories	65,616	94,295	108,409
All other (primarily shipping & handling revenue)	42,628	52,630	60,830
Total ShopHQ	496,107	590,229	640,836
Emerging	5,715	6,408	7,384
Consolidated net sales	$501,822	$596,637	$648,220
Performance Measures by Segment

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
Gross profit
ShopHQ	$162,809	$205,036	$232,905
Emerging	$828	$1,811	$2,207
Consolidated gross profit	$163,637	$206,847	$235,112

Operating income (loss)
ShopHQ	$(46,956)	$(17,173)	$3,960
Emerging	(5,569)	(1,451)	(738)
Consolidated operating income (loss)	$(52,525)	$(18,624)	$3,222

Depreciation and amortization
ShopHQ	$11,395	$10,065	$10,207
Emerging	619	99	100
Consolidated depreciation and amortization	$12,014	$10,164	$10,307

(11) Leases
Adoption of Leases, Topic 842
On February 3, 2019, the Company adopted ASU No. 2016-02, "Leases," and all related amendments using the "Comparatives Under 840 Option" transition approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. The Company elected the transition package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification. The Company chose not to elect the hindsight practical expedient. The adoption of the standard did not have an impact on the Company's consolidated statements of operations and there was no adjustment to its retained earnings opening balance sheet. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis.
The most significant impact of the new leases standard was the recognition of right-of-use assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. On February 3, 2019, the

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of future payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of February 1, 2020, the lease liability and right-of-use assets did not include any lease extension options.
The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

For the Year Ended
February 1, 2020
Operating lease cost	$1,007,000
Short-term lease cost	153,000
Variable lease cost (a)	96,000
(a) Includes variable costs of finance leases.
For the year ended February 1, 2020, finance lease costs included amortization of right-of-use assets of $73,000 and interest on lease liabilities of $8,000.
The Company obtained $188,000 and $318,000 right-of-use assets in exchange for finance and operating leases, respectively, during the year ended February 1, 2020. Supplemental cash flow information related to leases were as follows:

For the Fiscal Year Ended
February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$950,000
Operating cash flows used for finance leases	8,000
Financing cash flows used for finance leases	71,000

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

February 1, 2020
Weighted average remaining lease term:
Operating leases	1.4 years
Finance leases	1.9 years
Weighted average discount rate:
Operating leases	5.6%
Finance leases	5.3%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	February 1, 2020
Assets
Operating lease right-of-use assets	Other assets	$832,000
Finance lease right-of-use assets	Property and equipment, net	143,000
Total lease right-of-use assets		$975,000
Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$704,000
Operating lease liabilities, excluding current portion	Other long term liabilities	129,000
Total operating lease liabilities		833,000
Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	80,000
Finance lease liabilities, excluding current portion	Other long term liabilities	66,000
Total finance lease liabilities		146,000
Total lease liabilities		$979,000
Future maturities of lease liabilities as of February 1, 2020 are as follows:

Fiscal year	Operating Leases	Finance Leases	Total
2020	$725,000	$85,000	$810,000
2021	46,000	60,000	106,000
2022	47,000	8,000	55,000
2023	40,000	—	40,000
2024	10,000	—	10,000
Thereafter	—	—	—
Total lease payments	868,000	153,000	1,021,000
Less imputed interest	(35,000)	(7,000)	(42,000)
Total lease liabilities	$833,000	$146,000	$979,000
As of February 1, 2020, the Company had no operating and finance leases that had not yet commenced.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(12) Business Acquisitions
Float Left Interactive, Inc.
In November 2019, the Company entered into an asset purchase agreement and acquired substantially all the assets of Float Left, a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities.
The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities assumed pursuant to the asset purchase agreement based on fair values at the acquisition date. The operating results of Float Left, which were not material, have been included in the consolidated financial statements of the Company since the date of acquisition. The supplementary proforma information, assuming this acquisition occurred as of the beginning of the prior periods, and the operations of Float Left for the period from the November 26, 2019 acquisition date through the end of fiscal 2019 were immaterial. The Company incurred $78,000 of acquisition-related costs and are included in general and administrative expense in the accompanying fiscal 2019 consolidated statement of operations. The acquisition date fair value of consideration transferred for Float Left was approximately $1,102,000, which consisted of $353,000 of cash, net of cash acquired, $459,000 of common stock and $290,000 of contingent consideration.
The estimated fair value of the common stock issued as purchase consideration, 100,000 shares, is based on the issue date closing price of the Company's stock. The purchase includes contingent consideration of up to 50,000 additional shares of our common stock in the event certain performance metrics are satisfied relating to the Float Left business following closing. The estimated fair value of contingent consideration is primarily based on the Float Left's projected performance for each of the next two fiscal years following the closing date and the closing price of the Company's stock.
The following table summarizes our allocation of the Float Left purchase consideration:

Fair Value
Current assets	$139,000
Identifiable intangible assets acquired:
Developed technology	772,000
Customer relationships	253,000
Trade names	88,000
Other assets	18,000
Accounts payable and accrued liabilities	(168,000)
$1,102,000

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.
J.W. Hulme Company
In November 2019, the Company entered into an asset purchase agreement and acquired substantially all the assets of J.W. Hulme, a business specializing in artisan-crafted leather products, including handbags and luggage. The Company plans to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, the Company plans to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands.
The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities assumed pursuant to the asset purchase agreement based on fair values at the acquisition date. The operating results of J.W. Hulme, which were not material, have been included in the consolidated financial statements of the Company since the date of acquisition. The supplementary proforma information, assuming this acquisition occurred as of the beginning of the prior periods, and the operations of J.W. Hulme for the period from the November 26, 2019 acquisition date through the end of fiscal 2019 were immaterial. The Company incurred $80,000 of acquisition-related costs and are included in general and administrative expense in the accompanying fiscal 2019 consolidated statement of operations. The acquisition date fair value of consideration transferred for J.W. Hulme was approximately $1,906,000, which consisted of $285,000 of cash, net of cash acquired, a working capital holdback of $225,000 and $1,396,000 of common stock issued. The estimated fair value of the common stock issued as purchase consideration, 291,000 shares, is based on the issue date closing price of the Company's stock.
The following table summarizes our allocation of the J.W. Hulme purchase consideration:

Fair Value
Current assets	$904,000
Identifiable intangible assets acquired:
Trade names	1,480,000
Existing customer list	86,000
Other assets	184,000
Accounts payable and accrued liabilities	(580,000)
Other long term liabilities	(168,000)
$1,906,000
The fair value of identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.

(13)  Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of February 1, 2020 and February 2, 2019 were as follows (in thousands):

	February 1, 2020	February 2, 2019
Accruals and reserves not currently deductible for tax purposes	$4,039	$5,281
Inventory capitalization	1,181	1,339
Differences in depreciation lives and methods	(1,076)	(1,382)
Differences in basis of intangible assets	153	43
Differences in investments and other items	2,140	1,432
Net operating loss carryforwards	96,894	85,138
Valuation allowance	(103,331)	(91,851)
Net deferred tax liability	$—	$—

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The income tax benefit (provision) consisted of the following (in thousands):

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Current	$(11)	$(65)	$(60)
Deferred	—	—	3,505
	$(11)	$(65)	$3,445
A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Taxes at federal statutory rates	21.0%	21.0%	33.8%
State income taxes, net of federal tax benefit	4.1	5.9	40.4
Provision to return true-up	(4.0)	(2.5)	(41.6)
Non-cash stock option vesting expense	(0.6)	(1.2)	(12.2)
FCC license deferred tax liability impact on valuation allowance	—	—	100.4
Impact of Tax Act on deferred tax valuation	—	—	(1,382.3)
Valuation allowance and NOL carryforward benefits	(20.4)	(23.6)	1,365.3
Other	(0.1)	0.1	0.5
Effective tax rate	—%	(0.3)%	104.3%
Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of February 1, 2020 and February 2, 2019 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of February 1, 2020, the Company has federal net operating loss carryforwards ("NOLs") of approximately $393 million which are available to offset future taxable income. The Company's federal NOLs generated prior to 2018 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company's federal NOLs generated in 2018 and after can be carried forward indefinitely.
In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Equity. Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. Currently, the limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership are limited. In addition, if the Company were to experience another ownership change, as defined by Sections 382 and 383, its ability to utilize its NOLs could be further substantially limited and depending on the severity of the annual NOL limitation, the Company could permanently lose its ability to use a significant amount of its accumulated NOLs.
For the year ended February 3, 2018 the income tax benefit included a non-cash tax charge of approximately $643,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance. The income tax benefit also included a net, non-cash benefit of approximately $4,147,000 generated by the reversal of the Company’s long-term deferred tax liability relating to the Company's FCC license asset. This deferred tax reversal was the result of the payments received during fiscal 2017 in connection with the sale of the Company's television broadcast station, WWDP(TV), discussed further in Note 4 - "Intangible Assets." The Company recognized a tax gain in conjunction with this transaction which was largely offset with the Company’s available NOLs.
As of February 1, 2020 and February 2, 2019, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2018, 2017, 2016 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2016.
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
Shareholder Rights Plan
During fiscal 2015, the Company adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, the Company entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $90.00 per Unit.
The Rights initially trade together with the common stock and are not exercisable. Subject to certain exceptions specified in the Rights Plan, the Rights will separate from the common stock and become exercisable following (i) the tenth calendar day after a public announcement or filing that a person or group has become an “Acquiring Person,” which is defined as a person who has acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the common stock then outstanding, subject to certain exceptions, or (ii) the tenth calendar day (or such later date as may be determined by the board of directors) after any person or group commences a tender or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle its holders (other than such Acquiring Person) to purchase one Unit at a price of $90.00 per Unit. A Unit is intended to give the shareholder approximately the same dividend, voting and liquidation rights as would one share of Common Stock, and should approximate the value of one share of Common Stock. At any time after a person becomes an Acquiring Person, the board of directors may exchange all or part of the outstanding Rights (other than those held by an Acquiring Person) for shares of common stock at an exchange rate of one share of common stock (and, in certain circumstances, a Unit) for each Right. The Company will promptly give public notice of any exchange (although failure to give notice will not affect the validity of the exchange).
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

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Supplemental Cash Flow Information:
Interest paid	$3,151,000	$3,098,000	$4,818,000
Income taxes paid	$31,000	$16,000	$36,000
Supplemental non-cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisitions	$1,855,000	$—	$—
Property and equipment purchases included in accounts payable	$209,000	$473,000	$213,000
Issuance of warrants	$193,000	$—	$—
Equipment acquired through finance lease obligations	$188,000	$41,000	$—

(15) Commitments and Contingencies
Cable and Satellite Distribution Agreements
The Company has entered into distribution agreements with cable operators, direct-to-home satellite providers, telecommunications companies and broadcast television stations to distribute our television network over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may or have expired. The Company is currently negotiating a number of agreements to lower our costs, including a significant agreement which expired in fiscal 2019 and is currently month-to-month. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The distribution agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company's programming. For fiscal 2019, fiscal 2018 and fiscal 2017 the Company expensed approximately $82,330,000, $89,066,000 and $91,270,000 under these distribution agreements.
Over the past years, the Company has maintained its distribution footprint with the Company's material cable and satellite distribution carriers. Failure to maintain the cable agreements covering a material portion of the Company’s existing cable households on acceptable financial and other terms could adversely affect future growth, revenues and earnings unless the Company is able to arrange for alternative means of broadly distributing its television programming. Cable operators serving a large majority of cable households offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact the Company's ability to compete for television viewers to the extent it results in less desirable channel positioning for us, placement of the Company's programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.
The Company has entered into, and will continue to enter into, distribution agreements with other television operators providing for full- or part-time carriage of the Company’s television shopping programming.
Future cable and satellite distribution cash commitments at February 1, 2020 are as follows:

Fiscal Year	Amount

2020	$54,451,000
2021	1,907,000
2022	286,000
2023	—
2024 and thereafter	—

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employment Agreements
The Company has entered into employment agreements with some of its on-air hosts with original terms of 12 months with automatic annual one-year renewals and with the chief executive officer of the Company with an original term of 24 months followed by automatic one-year renewals. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation related to these agreements at February 1, 2020 was approximately $1,915,000.
On May 2, 2019, the Company entered into an executive employment agreement with Mr. Peterman, the Company's Chief Executive Officer. Among other things, the employment agreement provides for a two-year initial term, followed by automatic one-year renewals, an initial base salary of $650,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company's executive relocation program. In conjunction with the employment agreement, the Company granted Mr. Peterman an award of 68,000 restricted stock units with an aggregate fair value of $220,000. The chief executive officer’s employment agreement also provides for severance in the event of employment termination in accordance with the Company's established guidelines regarding severance as described below.
The Company has established guidelines regarding severance for its senior executive officers, whereby if a senior executive officer's employment terminates for reasons other than change of control, up to 15 months of the executive's highest annual rate of base salary for those serving as Chief Executive Officer or Executive Vice President and up to 12 months of the executive's highest annual rate of base salary for those serving as Senior Vice President may become payable. If a Chief Executive Officer or Executive Vice President's employment terminates within a one-year period commencing on the date of a change in control or within six months preceding the date of a change in control, up to 18 months of the executive's highest annual rate of base salary, plus 1.5 times the target annual incentive bonus determined from such base salary, may become payable. If a Senior Vice President's employment terminates within a one-year period commencing on the date of a change in control or within six months preceding the date of a change in control, up to 15 months of the executive's highest annual rate of base salary, plus 1.25 times the target annual incentive bonus determined from such base salary, may become payable.
Retirement Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. Matching contributions were contributed to the plan on a per pay period basis. The Company provided a contribution match of $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. Company plan contributions expense totaled $1,135,000, $1,476,000 and $1,268,000 for fiscal 2019, fiscal 2018 and fiscal 2017, of which $0 was accrued and outstanding at February 1, 2020, February 2, 2019 and February 3, 2018.

(16) Inventory Impairment Write-down
On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (See Note 20 - “Executive and Management Transition Costs”) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness, and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, the Company recorded a non-cash inventory write-down of $6,050,000 within cost of sales during the first quarter of fiscal 2019.

(17)  Litigation
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

(18) Related Party Transactions
Relationship with Sterling Time, Invicta Watch Company of America, and Retailing Enterprises
On May 2, 2019, in accordance with the Purchase Agreement described in Note 9 - "Shareholders' Equity," the Company's Board of directors elected Michael Friedman and Eyal Lalo to the board for a term expiring at the Company's 2019 annual meeting

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of shareholders, and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company's largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. Under the Purchase Agreement, the Company agreed to recommend that the Company's shareholders vote to re-elect each of Eyal Lalo and Michael Friedman as a director of the Company at the 2019 annual meeting of shareholders for a term of office expiring at the 2020 annual meeting of shareholders, and to reflect such recommendation in the proxy statement for the 2019 annual meeting and solicit proxies in favor thereof. Messrs. Lalo and Friedman were re-elected by the Company's shareholders at the 2019 annual meeting. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy. Each director receives $65,000 in a cash retainer annually for service on our board. In addition, the Company's non-employee directors receive a restricted stock unit award that vests on the day immediately prior to the next annual meeting of shareholders. On May 2, 2019, Messrs. Friedman and Lalo each received a prorated grant for the partial year, which resulted in an award of 2,044 restricted stock units, valued at $7,500, that vested on July 11, 2019. On July 12, 2019, Messrs. Friedman and Lalo were each granted an award of 7,558 restricted stock units, valued at $32,500, that will vest on the day immediately prior to the Company's next annual meeting of shareholders.
Mr. Lalo is the owner of IWCA, which is the sole owner of Invicta Media Investments, LLC. Mr. Friedman is an owner of Sterling Time. Pursuant to the Purchase Agreement the following companies invested as a group, including: Invicta Media Investments, LLC purchased 400,000 shares of the Company's common stock and a warrant to purchase 252,656 shares of the Company's common stock for an aggregate purchase price of $3,000,000, Michael and Leah Friedman purchased 180,000 shares of the Company's common stock and a warrant to purchase 84,218 shares of the Company's common stock for an aggregate purchase price of $1,350,000, and Retailing Enterprises, LLC purchased 160,000 shares of the Company's common stock for an aggregate purchase price of $1,200,000, among others.
Transactions with Sterling Time
The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $58.7 million, $54.8 million and $54.4 million during fiscal 2019, fiscal 2018 and fiscal 2017. The goods were purchased on standard commercial terms and are net of customary markdowns and promotional funding of $1.5 million, $400,000 and $1.5 million for fiscal 2019, fiscal 2018 and fiscal 2017. In addition, during fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of February 1, 2020 and February 2, 2019, the Company had a net trade payable balance owed to Sterling Time of $1.6 million and $3.2 million.
Transactions with Retailing Enterprises
During fiscal 2019, the Company entered into an agreement and subsequently amended agreement to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1.4 million. The inventory is currently stored at the Company's fulfillment center under a bill and hold arrangement. The terms of the agreement provide for 12 monthly payments and revenue will be recognized as cash is received over the life of the contract. The Company recognized revenue of $154,000 from the bill and hold arrangement during fiscal 2019. As of February 1, 2020 and February 2, 2019, the Company had a net trade receivable balance owed from Retailing Enterprises of $1.2 million and $0.
Transactions with Famjams Trading
The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $2.2 million during fiscal 2019. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $42,000 in fiscal 2019. As of February 1, 2020 and February 2, 2019, the Company had a net trade payable balance owed to Famjams Trading of $488,000 and $0.
Transactions with TWI Watches
The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $782,000, $918,000 and $961,000 during fiscal 2019, fiscal 2018 and fiscal 2017. As of February 1, 2020 and February 2, 2019, the Company had a net trade payable balance owed to TWI Watches of $277,000 and $182,000.
Transactions with a Financial Advisor
In November 2018, the Company entered into an engagement letter with Guggenheim Securities, LLC pursuant to which Guggenheim was engaged to provide certain advisory services to the Company.  A relative of Neal Grabell, who was a director of the Company at that time, was a managing director of Guggenheim Securities. During the fourth quarter of fiscal 2019, the

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company accrued $1.0 million in connection with an amendment to the engagement letter.  As of February 1, 2020, no amounts have been paid.
Transactions with Newgistics
The Company entered into a service agreement with Newgistics, Inc. ("Newgistics") in fiscal 2004. Newgistics provides offsite customer returns consolidation and delivery services to the Company. The Company's Chief Executive Officer, Robert Rosenblatt, was a member of Newgistics Board of Directors until October 2017, when Newgistics was acquired by a third party. The Company made payments to Newgistics totaling approximately $4.5 million during fiscal 2017.
Transactions with On-air Food Supplier
One of the Company's former directors, Thomas Beers, has a minority interest in one of the Company's on-air food suppliers. The Company made inventory payments to this supplier totaling approximately $0, $0 and $1.2 million during fiscal 2019, fiscal 2018 and fiscal 2017.

(19) Restructuring Costs
During fiscal 2019, the Company implemented cost optimization initiatives to streamline our organizational structure and realign our cost base with sales declines. During the second quarter of 2019, the Company implemented and completed a cost optimization initiative, which reduced and flattened the Company's organizational structure, closed the New York office, closed the Los Angeles office and related product development initiatives, and reduced corporate overhead costs. The second quarter 2019 initiative included the elimination of 11 senior executive roles and a 20% reduction to the Company's non-variable workforce. During the third and fourth quarter of fiscal 2019, the Company completed additional reductions in the Company's organizational structure to manage the Company's costs. As a result of the fiscal 2019 cost optimization initiatives, the Company recorded restructuring charges of $9,166,000 for the year ended February 1, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company. Both of the Company's operating segments were affected by these actions including $8,228,000 related to the ShopHQ segment and $938,000 related to the Emerging Businesses segment. These initiatives were substantially completed as of the end of fiscal 2019, with related cash payments expected to continue through the third quarter of fiscal 2020.
The following table summarizes the significant components and activity under the restructuring program for the year ended February 1, 2020:

	Balance at February 2, 2019	Charges	Cash Payments	Balance at February 1, 2020
Severance	$—	$8,006,000	$(4,873,000)	$3,133,000
Other incremental costs	—	1,160,000	(1,033,000)	127,000
	$—	$9,166,000	$(5,906,000)	$3,260,000
The liability for restructuring accruals is included in current accrued liabilities within the accompanying consolidated balance sheet.

(20) Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, the Company's Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remained a member of the Company's board of directors until October 1, 2019. On May 2, 2019, in accordance with the Purchase Agreement, the Company's board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2019, the Company recorded charges to income totaling $2,741,000, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2019 executive and management transition. As of February 1, 2020, $986,000 million was accrued, with the related cash payments expected to continue through the second quarter of fiscal 2021.
On January 1, 2019, the Company entered into a separation and release agreement with its President in connection with her resignation, effective January 1, 2019. On April 11, 2018, the Company entered into a transition and separation agreement with its Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16,

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(21) Subsequent Events
Impact of COVID-19 on the Company's Business
The COVID-19 pandemic may have a significant impact on the Company's business, including operations and customer demand. There is significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. The following events related to the COVID-19 pandemic may result in lost revenue to the Company: limitations on the ability of manufacturers to manufacture the products the Company sells; limitations on the ability of the Company's suppliers to obtain the products it sells or to meet delivery requirements and commitments; limitations on the ability of the Company's employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring associates to remain at home; limitations on the ability of grounds and air transport to deliver the Company's packages to customers; limitations on the ability of the Company's customers to purchase the Company's products and services; disruptions to the Company's customers’ supply chains or purchasing patterns; and limitations on the ability of our customers to pay us on a timely basis.
The Company is experiencing disruptions in its business as it implements modifications to employee and on-air experts travel, employee work locations and cancellation of remote broadcasts, among other modifications. Certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential or life-sustaining. Based on the various standards published to date, the work the Company's employees perform may not qualify as critical, essential or life-sustaining and could be adversely impacted by such orders. During the first quarter of fiscal 2020, the Company eliminated approximately 300 positions as a result of and to prepare for the potential financial impacts of the COVID-19 pandemic. In addition, the Company may need to further reduce its employee base as a result of COVID-19. Looking ahead, the Company has developed contingency plans to reduce costs further if the situation continues to deteriorate. The Company will continue to actively monitor the situation and may take further actions that alter the Company's business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its associates, customers, suppliers and shareholders. As a result, at the time of this filing, the Company is unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources.
Private Placement Securities Purchase Agreement
On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company will issue and sell an aggregate of 1,958,384 shares of the Company's common stock and warrants to purchase an aggregate of 979,190 shares of our common stock in a private placement, for an aggregate cash purchase price of $4,000,000.
The initial closing occurred on April 16, 2020 and the Company issued an aggregate of 734,394 shares and warrants to purchase an aggregate of 367,197 shares of the Company's common stock for an aggregate cash purchase price of $1,500,000. Pursuant to the purchase agreement, subsequent closings each with an aggregate cash purchase price of $500,000, are expected to occur on each of May 23, 2020, June 1, 2020, and June 13, 2020, in which an aggregate of 244,798 shares and warrants to purchase an aggregate of 122,399 shares of the Company's common stock will be issued and sold at each closing, and a closing with an aggregate cash purchase price of $1,000,000 is scheduled to occur on July 11, 2020, in which an aggregate of 489,596 shares and warrants to purchase an aggregate of 244,798 shares of the Company's common stock will be issued and sold at this closing. The warrants will have an exercise price per share of $2.66 and are exercisable at any time and from time to time from six months following their issuance date until April 14, 2025. The Company has included a blocker provision in the purchase agreement whereby no purchaser may be issued shares of our common stock if the purchaser would own over 19.999% of our outstanding common stock and, to the extent a purchaser in this offering would own over 19.999% of the Company's outstanding common stock, that purchaser will receive fully-paid warrants (in contrast to the coverage warrants that will be issued in this transaction, as described above) in lieu of the shares that would place such holder’s ownership over 19.999%. Further, the Company

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

included a similar blocker in the warrants (and amended the warrants purchased by the purchasers on May 2, 2019, if any) whereby no purchaser of the warrants may exercise a warrant if the holder would own over 19.999% of our outstanding common stock.
In addition, Sterling Time, an affiliate of Mr. Friedman, agreed that the Company is not required to pay any amounts otherwise payable to Sterling Time for providing vendor goods and services to the Company so long as the Company’s accounts payable balance to Sterling Time does not exceed (a) $3,000,000 through the last day of the Company’s third fiscal quarter of fiscal year 2020 and (b) $4,000,000 during the Company’s fourth fiscal quarter of fiscal year 2020.
The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc., which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC , which is the exclusive distributor of Invicta Watch Company of America’s watches and watch accessories for television home shopping and our long-time vendor. Invicta Watch Company of America is owned by our Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of our company. Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest stockholder.
Under the purchase agreement, the purchasers agreed to customary standstill provisions related to our company for a period of two years through May 2, 2022, as well as to vote their shares in favor of matters recommended by our board of directors for approval by our shareholders for the same time period. Additionally, on April 14, 2020, we entered into a registration rights agreement with the purchasers, pursuant to which we agreed to register the shares of common stock and the shares issuable upon exercise of warrants held by the purchasers in accordance with the terms and conditions therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of February 1, 2020, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of iMedia Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act 1934. Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of our company’s internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
Based on management’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of February 1, 2020.

/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer & Interim Chief Financial Officer
(Principal Executive & Financial Officer)

April 30, 2020

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2019. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the fourth fiscal quarter of 2019 that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading "Executive Officers of the Registrant" and with respect to other information relating to our executive officers and directors and our audit and other committees is incorporated herein by reference to the sections titled "Proposal 1 — Election of Directors," "Information about our Executive Officers" and "Delinquent Section 16(a) Reports" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at investors.imediabrands.com, under "Governance — Governance Documents — Business Ethics Policy." In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at investors.imediabrands.com, under "Governance — Governance Documents — Code of Ethics Policy for Chief Executive and Senior Financial Officers."
We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2019," "Executive Compensation" and "Board of Directors and Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information in response to this item is incorporated herein by reference to the section titled "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated herein by reference to the sections titled "Certain Relationships and Transactions" and "Board of Directors and Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated herein by reference to the section titled "Proposal 2 — Ratification of the Independent Registered Public Accounting Firm" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019

•	Consolidated Statements of Operations for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

•	Consolidated Statements of Shareholders’ Equity for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

•	Consolidated Statements of Cash Flows for the Years Ended February 1, 2020, February 2, 2019, and February 3, 2018

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
All schedules have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Third Amended and Restated Articles of Incorporation	Incorporated by reference(A)
3.2	By-Laws of the Registrant	Incorporated by reference(B)
3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Minnesota	Incorporated by reference(C)
4.1	Description of Capital Stock	Filed herewith
4.2	Shareholder Rights Plan, dated as of July 13, 2015, by and between the Registrant and Wells Fargo Bank, N.A., as rights agent	Incorporated by reference(D)
4.3	Restricted Stock Award Agreement, dated November 23, 2018, in favor of Flageoli Classic Limited, LLC	Incorporated by reference(E)
4.4	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (coverage)	Incorporated by reference(F)
4.5	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (fully paid)	Incorporated by reference(G)
4.6	Form of Restricted Stock Award Agreement with vendors	Incorporated by reference(H)
4.7	Form of Restricted Stock Unit Award Agreement with vendors	Incorporated by reference(I)
4.8	Form of Warrant, dated May 2, 2019	Incorporated by reference(J)
10.1	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.2	Form of Incentive Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.3	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.4	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(N)†
10.5	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(O)†
10.6	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(P)†
10.7	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(Q)†
10.8	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(R)†
10.9	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(S)†
10.10	Form of Restricted Stock Award Agreement under the 2011 Omnibus Stock Plan	Incorporated by reference(T)†
10.11	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(U)†
10.12	ValueVision Media, Inc. Executives’ Severance Benefit Plan	Incorporated by reference(V)†
10.13	Evine Live Inc. Executives’ Severance Benefit Plan	Incorporated by reference(W)†
10.14	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(X)†
10.15	iMedia Brands, Inc. Management Incentive Plan	Incorporated by reference(Y)†
10.16	Description of Director Compensation Program	Filed herewith†
10.17	Form of Non-Qualified Stock Option Agreement	Incorporated by reference(Z)†
10.18	Form of Performance Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(AA)†
10.19	Form of Performance Share Unit Award Agreement pursuant to the 2011 Omnibus Incentive Plan	Incorporated by reference(BB)†

Exhibit No.	Description	Method of Filing
10.20	Shareholder Agreement, dated as of April 29, 2016, between EVINE Live Inc., and NBCUniversal Media, LLC	Incorporated by reference(CC)†
10.21	Amended and Restated Registration Rights Agreement, dated February 25, 2009, among the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(DD)
10.22	Amendment to the Amended and Restated Registration Rights Agreement, dated as of April 29, 2016, among the Registrant, ASF Radio, L.P., and NBCUniversal Media, LLC	Incorporated by reference(EE)
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
Incorporated by reference(QQ)
10.35	Letter agreement, dated July 9, 2015, between the Company and GE Capital Equity Investments, Inc.	Incorporated by reference(RR)

Exhibit No.	Description	Method of Filing
10.36	Form of Securities Purchase Agreement, including Form of Warrant and Form of Option, dated September 14, 2016, between the Registrant and the purchasers referenced therein	Incorporated by reference(SS)
10.37	Form of Amendment to Option issued pursuant to the Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference(TT)
10.38	Form of Amendment to Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference(UU)
10.39	First Amended and Restated Option, dated March 16, 2017, among the Registrant and TH Media Partners, LLC	Incorporated by reference(VV)
10.40	Repurchase Letter Agreement, dated January 30, 2017 between the Company and NBCUniversal Media, LLC	Incorporated by reference(WW)
10.41	Cooperation Agreement, dated March 19, 2018, between the Company and the Clinton Group, Inc.	Incorporated by reference(XX)
10.42	Common Stock Purchase Agreement, dated May 23, 2017, between EVINE Live Inc., and the purchasers identified therein	Incorporated by reference(YY)
10.43	Form of Restricted Stock Unit Award Agreement under 2011 Omnibus Incentive Plan	Incorporated by reference(ZZ)†
10.44	Transition and Separation Agreement, dated April 11, 2018, by and between the Registrant and Timothy J. Peterman	Incorporated by reference(AAA)†
10.45	Employment Offer Letter, dated April 11, 2018, by and between the Registrant and Diana Purcel	Incorporated by reference(BBB)†
10.46	Employment Offer Letter, dated May 29, 2018, by and between the Registrant and Anne Martin-Vachon	Incorporated by reference(CCC)†
10.47	Separation and Release Agreement by and between Anne Martin-Vachon and EVINE Live Inc. dated January 1, 2019	Incorporated by reference(DDD)†
10.48	EVINE Live Inc. 2011 Omnibus Incentive Plan, as amended April 23, 2018	Incorporated by reference(EEE)†
10.49	Common Stock and Warrant Purchase Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and the Purchasers listed therein	Incorporated by reference(FFF)†
10.50	Vendor Exclusivity Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Sterling Time, LLC	Incorporated by reference(GGG)
10.51	Vendor Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Sterling Time, LLC	Incorporated by reference(HHH)
10.52	Letter Agreement, dated as of May 2, 2019, by Invicta Watch Company of America, Inc. in favor of EVINE Live Inc.	Incorporated by reference(III)
10.53	Merchandise Letter Agreement, dated as of May 2, 2019, by Sterling Time, LLC in favor of EVINE Live Inc.	Incorporated by reference(JJJ)
10.54	Form of Clawback Agreement, dated as of May 2, 2019	Incorporated by reference(KKK)
10.55	Employment Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Timothy A. Peterman	Incorporated by reference(LLL)†
10.56	Performance Share Unit Award Agreement, dated as of May 2, 2019, between EVINE Live, Inc. and Timothy A. Peterman	Incorporated by reference(MMM)†
10.57	Cooperation Agreement, dated as of May 16, 2019, among Cruiser Capital Master Fund LP, certain of Cruiser Capital Master Fund’s affiliates, and EVINE Live Inc.	Incorporated by reference(NNN)
10.58	Board Resignation and Consulting Agreement by and between Robert Rosenblatt and iMedia Brands, Inc., dated October 1, 2019	Incorporated by reference(OOO)†
10.59	Restricted Stock Unit Award Agreement, dated as of November 18, 2019, by and between iMedia Brands, Inc. and ABG-Shaq, LLC	Incorporated by reference(PPP)
10.60	Registration Rights Agreement, dated as of November 18, 2019, by and between iMedia Brands, Inc. and ABG-Shaq, LLC	Incorporated by reference(QQQ)
10.61	Common Stock and Warrant Purchase Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein	Incorporated by reference(RRR)

Exhibit No.	Description	Method of Filing
10.62	Registration Rights Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein	Incorporated by reference(SSS)
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 11, 2019 filed on December 11, 2019, File No. 001-37495.
B	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed on July 16, 2019, File No. 001-37495.
C	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
D	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.
F	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
G	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
H	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.
I	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-37495.
J	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
K	Incorporated herein by reference to Annex A to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
L	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
N	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
P	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.

Q	Incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 23, 2006, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
T	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 30, 2016, filed on August 26, 2016, File No. 001-37495.
U	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2012, filed on November 29, 2012, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 3, 2014 and filed on June 6, 2014, File No. 0-20243.
W	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2016, filed July 27, 2016, File No. 001-37495.
X	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
Y	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
Z	Incorporated herein by reference to Exhibit 4.9 to the Registration’s Registration Statement on Form S-8 filed on July 1, 2011, File No. 333-175320.
AA	Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 26, 2015, File No. 0-20243.
BB	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
CC	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, filed on May 2, 2016, File No. 001-37495.
DD	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
EE	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 29, filed on May 2, 2016; file no. 001-37495.
FF	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
GG	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2013, filed on May 7, 2013, File No. 0-20243.
HH	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated September 6, 2013, filed on September 6, 2013, File No. 0-20243.
II	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2014, filed on February 5, 2014, File No. 0-20243.
JJ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2015, filed on March 9, 2015, File No. 0-20243.
KK	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 8, 2015, filed on October 13, 2015, File No. 001-37495.
LL	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2016, filed on March 10, 2016, File No. 001-37495.
MM	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2016, filed on November 30, 2016, File No. 001-37495.
NN	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.
OO	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 27, 2017, filed on December 4, 2017, File No. 001-37495.
PP	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 4, 2018, filed on September 7, 2018, File No. 001-37495.
QQ	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 2, 2019, filed on December 10, 2019, File No. 001-37495.
RR	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2015, filed on July 13, 2015, File No. 0-20243.

SS	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2016, filed on September 15, 2016, File No. 001-37495.
TT	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2016, filed on November 4, 2016, File No. 001-37495.
UU	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2016, filed on December 16, 2016, File No. 001-37495.
VV	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 16, 2017, filed on March 21, 2017, File No. 001-37495.
WW	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2017, filed on January 31, 2017, File No. 001-37495.
XX	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 19, 2018, filed on March 20, 2018, File No. 001-37495.
YY	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2017, filed on May 25, 2017, File No. 001-37495.
ZZ	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2018, filed on March 15, 2018, File No. 001-37495.
AAA	Incorporated herein by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K filed on April 11, 2018, File No. 001-37495.
BBB	Incorporated herein by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed on April 11, 2018, File No. 001-37495.
CCC	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2018, File No. 001-37495.
DDD	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2019, File No. 001-37495.
EEE	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2018, File No. 001-37495.
FFF	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
GGG	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
HHH	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
III	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
JJJ	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
KKK	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
LLL	Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
MMM	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 3, 2019, File No. 001-37495.
NNN	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019, File No. 001-37495.
OOO	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2019, File No. 001-37495.
PPP	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 20, 2019, File No. 001-37495.
QQQ	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 20, 2019, File No. 001-37495.
RRR	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
SSS	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of Section B or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2020.

iMedia Brands, Inc. (Registrant)

By:	/s/ TIMOTHY A. PETERMAN

Timothy A. Peterman
Chief Executive Officer and Interim Chief Financial Officer

Each of the undersigned hereby appoints Timothy Peterman (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2020.

Name	Title

/s/ TIMOTHY A. PETERMAN	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and acting principal financial and accounting officer)
Timothy A. Peterman

/s/ LANDEL C. HOBBS	Chairman of the Board
Landel C. Hobbs

/s/ EYAL LALO	Vice Chairman of the Board
Eyal Lalo

/s/ MICHAEL FRIEDMAN	Director
Michael Friedman

/s/ BENOIT JAMAR	Director
Benoît Jamar

/s/ JILL KRUEGER	Director
Jill Krueger

/s/ LISA A. LETIZIO	Director
Lisa A. Letizio

/s/ AARON P. REITKOPF	Director
Aaron P. Reitkopf