Form 10-Q
period 2020-05-02
iMedia Brands, Inc.
filed 2020-06-16
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 9, 2020, there were 9,465,268 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 2, 2020

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2, 2020	February 1, 2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$16,205	$10,287
Accounts receivable, net	54,817	63,594
Inventories	63,954	78,863
Current portion of television distribution rights, net	16,178	—
Prepaid expenses and other	7,274	8,196
Total current assets	158,428	160,940
Property and equipment, net	46,186	47,616
Television distribution rights, net	5,803	—
Other assets	4,321	4,187
TOTAL ASSETS	$214,738	$212,743
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,607	$83,659
Accrued liabilities	39,685	40,250
Current portion of long term credit facility	2,488	2,714
Current portion of television distribution rights obligations	13,114	—
Current portion of operating lease liabilities	503	704
Deferred revenue	115	141
Total current liabilities	135,512	127,468
Other long term liabilities	9,646	335
Long term credit facility	55,676	66,246
Total liabilities	200,834	194,049
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 14,600,000 shares authorized; 8,972,816 and 8,208,227 shares issued and outstanding as of May 2, 2020 and February 1, 2020	90	82
Additional paid-in capital	454,863	452,833
Accumulated deficit	(441,049)	(434,221)
Total shareholders' equity	13,904	18,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$214,738	$212,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month
	Periods Ended
	May 2, 2020	May 4, 2019
	(In thousands, except share and per share data)
Net sales	$95,834	$131,521
Cost of sales	60,277	94,228
Gross profit	35,557	37,293
Operating expense:
Distribution and selling	33,735	46,864
General and administrative	5,367	6,869
Depreciation and amortization	1,881	1,679
Restructuring costs	209	—
Executive and management transition costs	—	2,031
Total operating expense	41,192	57,443
Operating loss	(5,635)	(20,150)
Other income (expense):
Interest income	1	5
Interest expense	(1,179)	(830)
Total other expense, net	(1,178)	(825)
Loss before income taxes	(6,813)	(20,975)
Income tax provision	(15)	(15)
Net loss	$(6,828)	$(20,990)
Net loss per common share	$(0.82)	$(3.12)
Net loss per common share — assuming dilution	$(0.82)	$(3.12)
Weighted average number of common shares outstanding:
Basic	8,290,790	6,731,846
Diluted	8,290,790	6,731,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Three-Month Period Ended May 2, 2020	(In thousands, except share data)
BALANCE, February 1, 2020	8,208,227	$82	$452,833	$(434,221)	$18,694
Net loss	—	—	—	(6,828)	(6,828)
Common stock issuances pursuant to equity compensation awards	32,652	1	(3)	—	(2)
Share-based payment compensation	—	—	615	—	615
Common stock and warrant issuance	731,937	7	1,418	—	1,425
BALANCE, May 2, 2020	8,972,816	$90	$454,863	$(441,049)	$13,904

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Three-Month Period Ended May 4, 2019	(In thousands, except share data)
BALANCE, February 2, 2019	6,791,934	$68	$442,808	$(377,925)	$64,951
Net loss	—	—	—	(20,990)	(20,990)
Common stock issuances pursuant to equity compensation awards	31,164	—	(8)	—	(8)
Share-based payment compensation	—	—	966	—	966
Common stock and warrant issuance	800,000	8	6,010	—	6,018
BALANCE, May 4, 2019	7,623,098	$76	$449,776	$(398,915)	$50,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three-Month
	Periods Ended
	May 2, 2020	May 4, 2019
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(6,828)	$(20,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,905	2,629
Share-based payment compensation	615	966
Amortization of deferred financing costs	50	55
Inventory impairment write-down	—	6,050
Changes in operating assets and liabilities:
Accounts receivable, net	8,777	9,582
Inventories	14,909	2,054
Deferred revenue	(26)	(8)
Prepaid expenses and other	1,175	874
Accounts payable and accrued liabilities	(5,161)	3,533
Net cash provided by operating activities	16,416	4,745
INVESTING ACTIVITIES:
Property and equipment additions	(1,166)	(1,802)
Net cash used for investing activities	(1,166)	(1,802)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	5,900	58,300
Proceeds from issuance of common stock and warrants	1,500	6,000
Payments on revolving loan	(15,800)	(58,300)
Payments on term loan	(905)	(678)
Payments on finance leases	(25)	(3)
Payments for restricted stock issuance	(2)	(8)
Net cash (used for) provided by financing activities	(9,332)	5,311
Net increase in cash and restricted cash equivalents	5,918	8,254
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	10,287	24,390
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$16,205	$32,644
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,316	$495
Income taxes paid	$—	$—
Television distribution rights obtained in exchange for liabilities	$22,028	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$368	$91
Common stock issuance costs included in accrued liabilities	$75	$175
Issuance of warrants	$—	$193
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 2, 2020
(Unaudited)

(1) General
iMedia Brands, Inc. (formerly EVINE Live Inc.) and its subsidiaries ("we," "our," "us," or the "Company") are a leading interactive media company managing a growing portfolio of niche television networks, niche national advertisers and media services. Our portfolio includes ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network, J.W. Hulme Company ("J.W. Hulme") and Media Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top ("OTT") platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. The Company's nascent, but growing Media Services offers creative and interactive advertising, OTT app services and third-party logistics. During the fourth quarter of fiscal 2019, the Company launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers and also acquired Float Left Interactive, Inc. ("Float Left") and J.W. Hulme.
On July 16, 2019, the Company changed its corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, the Company's Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, the Company changed the name of its primary network, Evine, back to ShopHQ, which was the name of the network in 2014.
Reverse Stock Split
On December 11, 2019, the Company effected a one-for-ten reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, every ten shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, with no change in par value per share. All common share and per share data in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retrospectively revised to reflect the reverse stock split.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 1, 2020 has been derived from the Company's audited financial statements for the fiscal year ended February 1, 2020. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 1, 2020. Operating results for the three-month period ended May 2, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2019, ended on February 1, 2020, and consisted of 52 weeks. Fiscal 2020 will end January 30, 2021 and will contain 52 weeks. The three-month periods ended May 2, 2020 and May 4, 2019 each consisted of 13 weeks.

Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Intangibles—Goodwill and Other—Internal-Use Software, Subtopic 350-40 (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard during the first quarter of fiscal 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.

(3) Revenue
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue for services is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of May 2, 2020 and February 1, 2020, the Company recorded a merchandise return liability of $5,274,000 and $5,820,000, included in accrued liabilities, and a right of return asset of $2,626,000 and $3,171,000, included in other current assets.
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
As of May 2, 2020, approximately $24,000 is expected to be recognized from remaining performance obligations over the next 12 months. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $8,000 for the three-month periods ended May 2, 2020 and May 4, 2019.
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of May 2, 2020 and February 1, 2020, the Company had approximately $46,088,000 and $56,928,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $4,165,000 and $6,579,000.

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
As of May 2, 2020 and February 1, 2020, the Company had a long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, with carrying values of $58,164,000 and $68,960,000. As of May 2, 2020 and February 1, 2020, $2,488,000 and $2,714,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(5) Television Distribution Rights
Television distribution rights in the accompanying condensed consolidated balance sheets consisted of the following:

	May 2, 2020	February 1, 2020
Television distribution rights	$22,028,000	$—
Less accumulated amortization	(47,000)	—
Television distribution rights, net	$21,981,000	$—
During the first quarter of fiscal 2020, the Company entered into certain affiliation agreements with television service providers for carriage of our television programming over their systems, including channel placement rights. The rights provide the Company with a channel position on the service provider's channel line-up. The Company recorded television distribution rights of $22.0 million during the first quarter of fiscal 2020, which represents the present value of payments for the television distribution channel placement. Television distribution rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was 1.3 years as of May 2, 2020. Amortization expense related to the television distribution rights was $47,000 for the three-month period ended May 2, 2020 and is included in depreciation and amortization within the condensed consolidated statement of operations. Estimated amortization expense is $14,049,000 for fiscal 2020 and $7,979,000 for fiscal 2021. The liability relating to the television distribution rights was $22,034,000 as of May 2, 2020, of which $13,114,000 was classified as current in the accompanying condensed consolidated balance sheets. The long-term portion of the obligations is included in other long term liabilities within the accompanying condensed consolidated balance sheets. Estimated interest expense is $1,058,000 for fiscal 2020 and $441,000 for fiscal 2021.
In addition to the channel placement fees, the Company's affiliation agreements generally provide that we will pay each operator a monthly access fee, most often based on the number of homes receiving our programming, and in some cases marketing support payments. Monthly access fees are expensed as distribution and selling expense within the condensed consolidated statement of operations.

(6) Intangible Assets
Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	May 2, 2020		February 1, 2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade Names	3-15	$1,568,000	$(45,000)	$1,568,000	$(19,000)
Customer Lists	3-5	$339,000	$(34,000)	$339,000	$(14,000)
Technology	4	$772,000	$(83,000)	$772,000	$(35,000)
Vendor Exclusivity	5	$192,000	$(39,000)	$192,000	$(29,000)
Total finite-lived intangible assets		$2,871,000	$(201,000)	$2,871,000	$(97,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in other assets in the accompanying condensed consolidated balance sheets and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; and a vendor exclusivity agreement. Amortization expense related to the finite-lived intangible assets was $104,000 and $41,000 for the three-month periods ended May 2, 2020 and May 4, 2019. Estimated amortization expense is $415,000 for fiscal 2020 and fiscal 2021, $410,000 for fiscal 2022, $352,000 for fiscal 2023 and $156,000 for fiscal 2024.

(7) Credit Agreements
The Company's long-term credit facility consists of:

	May 2, 2020	February 1, 2020
PNC revolving loan due July 27, 2023, principal amount	$44,000,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	14,250,000	15,155,000
Less unamortized debt issuance costs	(86,000)	(95,000)
PNC term loan due July 27, 2023, carrying amount	14,164,000	15,060,000
Total long-term credit facility	58,164,000	68,960,000
Less current portion of long-term credit facility	(2,488,000)	(2,714,000)
Long-term credit facility, excluding current portion	$55,676,000	$66,246,000
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
As of May 2, 2020, the Company had borrowings of $44.0 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of May 2, 2020 was approximately $5.2 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving credit facility borrowings. As of May 2, 2020, there was approximately $14.3 million outstanding under the PNC Credit Facility term loan of which $2.5 million was classified as current in the accompanying condensed consolidated balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before July 27, 2020, 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of May 2, 2020, the imputed effective interest rate on the PNC term loan was 6.6%.
Interest expense recorded under the PNC Credit Facility was $1,167,000 and $829,000 for the three-month periods ended May 2, 2020 and May 4, 2019.

The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of May 2, 2020, the Company's unrestricted cash plus unused line availability was $21.4 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit were $365,000 and $406,000 as of May 2, 2020 and February 1, 2020 and are included within other assets within the accompanying condensed consolidated balance sheets. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
The aggregate maturities of the Company's long-term credit facility as of May 2, 2020 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2020	$1,809,000	$—	$1,809,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	44,000,000	51,013,000
	$14,250,000	$44,000,000	$58,250,000
Cash Requirements
Currently, the Company's principal cash requirements are to fund business operations, which consist primarily of purchasing inventory for resale, funding ValuePay installment receivables, funding the Company's basic operating expenses, particularly the Company's contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. The Company closely manages its cash resources and working capital. The Company attempts to manage its inventory receipts and reorders in order to ensure its inventory investment levels remain commensurate with the Company's current sales trends. The Company also monitors the collection of its credit card and ValuePay installment receivables and manages vendor payment terms in order to more effectively manage the Company's working capital which includes matching cash receipts from the Company's customers, to the extent possible, with related cash payments to our vendors. ValuePay remains a cost-effective promotional tool for the Company. The Company continues to make strategic use of its ValuePay program in an effort to increase sales and to respond to similar competitive programs.
The Company experienced a decline in net sales and a decline in its active customer file during the first quarter of fiscal 2020, and fiscal years 2019, 2018 and 2017 and a corresponding decrease in the Company's profitability. The Company has taken or is taking the following steps to enhance its operations and liquidity position: entered into a private placement securities purchase agreement in which the Company received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement with gross proceeds of $4.0 million to close in the first half of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in the Company's work force; negotiated improved payment terms with the Company's inventory vendors; planned a reduction in capital expenditures compared to prior years; renegotiating with the Company's major cable and satellite distributors to reduce service costs and improve payment terms; and managing the Company's inventory receipts in fiscal 2020 to reduce inventory on hand.
The Company's ability to fund operations and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in its sales and to use available funds from its PNC Credit Facility. The Company's ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility's covenants (as described above). Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs, planned capital expenditures and meet credit facility covenants, and its cash reserves are depleted, the Company may need to take further actions that are within the Company's control, such as further reductions or delays in capital investments, additional reductions to the Company's workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and has negatively impacted, and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on the Company's business and financial results. The Company believes that it is probable our existing cash balances, together with the cost cutting measures described above and our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report.

(8) Shareholders' Equity
Reverse Stock Split
On December 11, 2019, the Company effected a one-for-ten reverse stock split of its common stock. Accordingly, all share and per-share amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the current period and prior periods have been retrospectively revised.
April 2020 Private Placement Securities Purchase Agreement
On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company will issue and sell an aggregate of 1,951,012 shares of the Company's common stock and warrants to purchase an aggregate of 979,190 shares of the Company's common stock in a private placement, for an aggregate cash purchase price of $4,000,000. The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company's largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. IWCA is owned by the Company's Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of the Company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest shareholder.
The initial closing occurred on April 17, 2020 and the Company issued an aggregate of 731,937 shares and warrants to purchase an aggregate of 367,197 shares of the Company's common stock. The Company received gross proceeds of $1,500,000 and incurred approximately $75,000 of issuance costs. The Warrants are indexed to the Company's publicly traded stock and were classified as equity. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying condensed consolidated balance sheets. The Company has used the proceeds for general working capital purposes.
The second, third and fourth closings occurred on May 22, 2020, June 8, 2020 and June 12, 2020 with an aggregate cash purchase price of $1,500,000, in which an aggregate of 731,936 shares and warrants to purchase an aggregate of 367,195 shares of the Company's common stock were issued. The following table summarizes the fifth closing scheduled to close on July 11, 2020 pursuant to the purchase agreement:

Closing Date	Aggregate Purchase Price	Common Shares	Warrant Shares
July 11, 2020	$1,000,000	487,139	244,798
The warrants will have an exercise price per share of $2.66 and are exercisable at any time and from time to time from six months following their issuance date until April 14, 2025. The Company has included a blocker provision in the purchase agreement whereby no purchaser may be issued shares of the Company's common stock if the purchaser would own over 19.999% of the Company's outstanding common stock and, to the extent a purchaser in this offering would own over 19.999% of the Company's outstanding common stock, that purchaser will receive fully-paid warrants (in contrast to the coverage warrants that will be issued in this transaction, as described above) in lieu of the shares that would place such holder’s ownership over 19.999%. Further, the Company included a similar blocker in the warrants (and amended the warrants purchased by the purchasers on May 2, 2019, if any) whereby no purchaser of the warrants may exercise a warrant if the holder would own over 19.999% of the Company's outstanding common stock.
May 2019 Private Placement Securities Purchase Agreement
On May 2, 2019, the Company entered into a private placement securities purchase agreement with certain accredited investors pursuant to which the Company: (a) sold, in the aggregate, 800,000 shares of the Company's common stock at a price of $7.50 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 350,000 shares of the Company's common stock at an exercise price of $15.00 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Retailing Enterprises, LLC, Michael

and Leah Friedman, Timothy Peterman and certain other private investors. Retailing Enterprises, LLC is a party in which the Company entered into an agreement to liquidate obsolete inventory. Under the purchase agreement, the purchasers agreed to customary standstill provisions related to the Company for a period of two years, as well as to vote their shares in favor of matters recommended by the Company’s board of directors for approval by our shareholders. In addition, the Company agreed in the purchase agreement to appoint Eyal Lalo as vice chair of the Company’s board of directors, Michael Friedman to the Company’s board of directors and Timothy Peterman as the Company’s chief executive officer.
In connection with the closing under the purchase agreement, the Company entered into certain other agreements with IWCA, Sterling Time and the purchasers, including a five-year vendor exclusivity agreement with Sterling Time and IWCA. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA.
The Company received gross proceeds of $6.0 million and incurred approximately $175,000 of issuance costs. The Company allocated the proceeds of the stock offering to the shares of common stock issued. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying condensed consolidated balance sheet. The Company has used the proceeds for general working capital purposes. The 5-year Warrants were issued primarily as consideration for a five-year vendor exclusivity agreement with IWCA and Sterling Time. The aggregate market value of the 5-year Warrants on the grant date was $193,000, which was recorded as an intangible asset and is being amortized as cost of sales over the agreement term. The 5-year Warrants are indexed to the Company's publicly traded stock and were classified as equity. As a result, the fair value of the 5-year Warrants was recorded as an increase to additional paid-in capital.
Warrants
As of May 2, 2020, the Company had outstanding warrants to purchase 1,102,127 shares of the Company’s common stock, of which 734,930 are fully exercisable. The warrants expire five years from the date of grant. The following table summarizes information regarding warrants outstanding at May 2, 2020:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	297,616	297,616	$29.00	September 19, 2021
November 10, 2016	33,386	33,386	$30.00	November 10, 2021
January 23, 2017	48,930	48,930	$17.60	January 23, 2022
March 16, 2017	5,000	5,000	$19.20	March 16, 2022
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	—	$2.66	April 14, 2025
Commercial Agreement with Shaquille O'Neal
On November 18, 2019, the Company entered into a commercial agreement (“Shaq Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products would be sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to a restricted stock unit award agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of 133,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 133,333 restricted stock units will vest February 1, 2021 and the final tranche of 133,334 restricted stock units will vest February 1, 2022. Additionally, in connection with the Shaq Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company's common stock. The aggregate market value on the date of the award was $2,595,000 and is being amortized as cost of sales over the three-year commercial term. The estimated fair value is based on the grant date closing price of the Company's stock.
Compensation expense relating to the restricted stock unit grant was $216,000 for the first quarter of fiscal 2020. As of May 2, 2020, there was $2,378,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 2.7 years.
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
Compensation expense relating to the restricted stock award was $117,000 for the first quarter of fiscal 2020 and fiscal 2019. As of May 2, 2020, there was $733,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 1.6 years.
A summary of the status of the Company’s non-vested restricted stock award activity as of May 2, 2020 and changes during the three months then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2020	50,000	$9.39
Granted	—	$—
Vested	—	$—
Non-vested outstanding, May 2, 2020	50,000	$9.39
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $117,000 and $374,000 for the first quarters of fiscal 2020 and fiscal 2019. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of May 2, 2020, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 1,300,000 shares of the Company's stock. The 2004 Omnibus Stock Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under this plan include restricted and unrestricted stock, restricted stock units, incentive and nonstatutory stock options, stock appreciation rights, performance stock units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2019
Expected volatility:	82%
Expected term (in years):	6 years
Risk-free interest rate:	2.3%	-	2.6%
A summary of the status of the Company’s stock option activity as of May 2, 2020 and changes during the three months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price
Balance outstanding, February 1, 2020	247,000	$12.44	6,000	$51.52
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(25,000)	$8.54	—	$—
Balance outstanding, May 2, 2020	222,000	$12.88	6,000	$51.52
Options exercisable at May 2, 2020	179,000	$13.82	6,000	$51.52
The following table summarizes information regarding stock options outstanding at May 2, 2020:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	222,000	$12.88	7.1	$—	214,000	$13.00	7.0	$—
2004 Incentive:	6,000	$51.52	4.0	$—	6,000	$51.52	4.0	$—
The weighted average grant-date fair value of options granted in the first three months of fiscal 2019 was $3.39. The total intrinsic value of options exercised during the first three months of fiscal 2020 and fiscal 2019 was $0. As of May 2, 2020, total unrecognized compensation cost related to stock options was $168,000 and is expected to be recognized over a weighted average period of approximately 1.0 years.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $164,000 and $438,000 for the first quarters of fiscal 2020 and fiscal 2019. As of May 2, 2020, there was $1,117,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.3 years. The total fair value of restricted stock units vested during the first three months of fiscal 2020 and fiscal 2019 was $70,000 and $139,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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
The Company granted 146,000 performance share units to the Company's Chief Executive Officer as part of the Company's long-term incentive program during the first quarter of fiscal 2020. The number of shares earned is based on our achievement of pre-established goals for liquidity over the measurement period from February 2, 2020 to January 30, 2021. Any earned performance share units will vest on January 28, 2023, so long as the executive's service has been continuous through the vest date. The number of units that may actually be earned and become eligible to vest pursuant to this award can be between 0% and 125% of the target number of performance share units. The Company recognizes compensation expense on these performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment.  The grant date fair value of these performance share units is based on the grant date closing price of the Company's stock.

The Company granted 0 and 77,000 market-based restricted stock performance units to executives and key employees as part of the Company's long-term incentive program during the first quarters of fiscal 2020 and fiscal 2019. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

Fiscal 2019
Total grant date fair value	$393,000
Total grant date fair value per share	$5.14
Expected volatility	74%
Weighted average expected life (in years)	3 years
Risk-free interest rate	2.3%
The percent of the target market-based restricted stock performance units that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
On May 2, 2019, Timothy A. Peterman was appointed as Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted 68,000 market-based restricted stock performance units to Mr. Peterman. The market-based restricted stock performance units vest in three tranches, each tranche consisting of one-third of the units subject to the award. Tranche 1 vested on May 2, 2020, the one-year anniversary of the grant date. Tranche 2 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $20.00 per share and the executive has been continuously employed at least one year. Tranche 3 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $40.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before May 1, 2029. The total grant date fair value was estimated to be $220,000 and is being amortized over the derived service periods for each tranche.
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

A summary of the status of the Company’s non-vested restricted stock unit activity as of May 2, 2020 and changes during the three-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2020	129,000	$6.49	435,000	$5.96	—	$—	564,000	$6.08
Granted	—	$—	253,000	$1.69	146,000	1.69	399,000	$1.69
Vested	—	$—	(34,000)	$4.51	—	—	(34,000)	$4.51
Forfeited	(3,000)	$5.08	(22,000)	$5.55	—	—	(25,000)	$5.50
Non-vested outstanding, May 2, 2020	126,000	$6.53	632,000	$4.34	146,000	$1.69	904,000	$4.22
Stock Awards Contingent on Shareholder Approval
During the first quarter of fiscal 2020, the human resources and compensation committee of the board of directors approved certain equity awards under the iMedia Brands, Inc. 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan is subject to shareholder approval and is intended to replace the 2011 Plan. If the shareholders do not approve the 2020 Plan, these awards will be canceled with no further force or effect. The shareholders of the Company vote on the proposal to approve the 2020 Plan at the 2020 Annual Meeting of Shareholders on July 13, 2020. The contingent equity awards outstanding at May 2, 2020 consisted of 74,000 restricted stock units, which vest in three equal annual installments beginning one year from the grant date.
If the 2020 Plan is approved by our shareholders, no new awards will be made under the 2011 Plan. The number of shares of the Company's common stock that may be the subject of awards and issued under the 2020 Plan is 3,000,000. Awards outstanding under the 2011 Plan as of the date shareholders approve the 2020 Plan will continue to be subject to the terms of the 2011 Plan, but if those awards subsequently expire, are forfeited or cancelled or are settled in cash, the shares subject to those awards will become available for awards under the 2020 Plan.

(9) Net Loss Per Common Share
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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended
	May 2, 2020	May 4, 2019
Numerator:
Net loss	$(6,828,000)	$(20,990,000)
Earnings allocated to participating share awards (a)	—	—
Net loss attributable to common shares — Basic and diluted	$(6,828,000)	$(20,990,000)
Denominator:
Weighted average number of common shares outstanding — Basic	8,290,790	6,731,846
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—
Weighted average number of common shares outstanding — Diluted	8,290,790	6,731,846
Net loss per common share	$(0.82)	$(3.12)
Net loss per common share — assuming dilution	$(0.82)	$(3.12)
(a) During fiscal 2018, the Company issued a restricted stock award that is a participating security. For the three-month periods ended May 2, 2020 and May 4, 2019, the entire undistributed loss is allocated to common shareholders.
(b) For the three-month periods ended May 2, 2020 and May 4, 2019, there were 72,000 and 17,000 incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

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
The Company does not allocate assets between the segments for our internal management purposes, and as such, they are not presented here. There was no significant inter-segment sales or transfers during the first quarters of fiscal 2020 and fiscal 2019. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to our operating segments based on their estimated usage and based on how the Company manages the business. The Company has recast its segment results for all periods presented to conform to the new segment structure.
ShopHQ
The ShopHQ segment encompasses the Company's nationally distributed shopping entertainment network. ShopHQ sells and distributes its products to consumers through its video commerce television, online website and mobile platforms.
Emerging
The Emerging segment consists of the Company's developing business models. This segment includes the Company's Media Services, which includes creative and interactive services and third-party logistics services. The Emerging segment also encompasses the Bulldog Shopping Network and recently acquired businesses, J.W. Hulme and Float Left. Bulldog Shopping Network is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retails stores, and programming on ShopHQ. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution.

Net Sales by Segment and Significant Product Groups

	Three-Month Periods Ended
	May 2, 2020	May 4, 2019
	(in thousands)
ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$39,402	$51,428
Home & Consumer Electronics	18,490	24,027
Beauty & Wellness	15,140	21,981
Fashion & Accessories	12,724	22,354
All other (primarily shipping & handling revenue)	8,043	11,009
Total ShopHQ	93,799	130,799
Emerging	2,035	722
Consolidated net sales	$95,834	$131,521
Performance Measures by Segment

	Three-Month Periods Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Gross profit
ShopHQ	$34,955	$37,179
Emerging	602	114
Consolidated gross profit	$35,557	$37,293

Operating loss
ShopHQ	$(3,803)	$(19,264)
Emerging	(1,832)	(886)
Consolidated operating loss	$(5,635)	$(20,150)

Depreciation and amortization
ShopHQ	$2,740	$2,602
Emerging	165	27
Consolidated depreciation and amortization	$2,905	$2,629

(11) Leases
The Company leases certain property and equipment, such as transmission and production equipment, satellite transponder and office equipment. The Company also leases office space used by its Emerging segment's Float Left and retail space used by its Emerging segment retailer, J.W. Hulme. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on accompanying condensed consolidated balance sheets.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of May 2, 2020, the lease liability and right-of-use assets did not include any lease extension options.

The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

	For the Three-Month Periods Ended
	May 2, 2020	May 4, 2019
Operating lease cost	$245,000	$265,000
Short-term lease cost	30,000	62,000
Variable lease cost (a)	27,000	20,000
(a) Includes variable costs of finance leases.
For the three-month periods ended May 2, 2020 and May 4, 2019, finance lease costs included amortization of right-of-use assets of $25,000 and $3,000 and interest on lease liabilities of $2,000 and $1,000.
Supplemental cash flow information related to leases were as follows:

	For the Three-Month Periods Ended
	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$338,000	$264,000
Operating cash flows used for finance leases	2,000	1,000
Financing cash flows used for finance leases	25,000	3,000
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	532,000	—
Finance leases	—	—
The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	May 2, 2020	February 1, 2020
Weighted average remaining lease term:
Operating leases	3.1 years	1.4 years
Finance leases	1.7 years	1.9 years
Weighted average discount rate:
Operating leases	6.5%	5.6%
Finance leases	5.3%	5.3%

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	May 2, 2020	February 1, 2020
Assets
Operating lease right-of-use assets	Other assets	$1,111,000	$832,000
Finance lease right-of-use assets	Property and equipment, net	118,000	143,000
Total lease right-of-use assets		$1,229,000	$975,000
Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$503,000	$704,000
Operating lease liabilities, excluding current portion	Other long term liabilities	536,000	129,000
Total operating lease liabilities		1,039,000	833,000
Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	72,000	80,000
Finance lease liabilities, excluding current portion	Other long term liabilities	49,000	66,000
Total finance lease liabilities		121,000	146,000
Total lease liabilities		$1,160,000	$979,000
Future maturities of lease liabilities as of May 2, 2020 are as follows:

Fiscal year	Operating Leases	Finance Leases
2020	$508,000	$60,000
2021	169,000	60,000
2022	172,000	8,000
2023	168,000	—
2024	141,000	—
Thereafter	—	—
Total lease payments	1,158,000	128,000
Less imputed interest	(119,000)	(7,000)
Total lease liabilities	$1,039,000	$121,000
As of May 2, 2020, the Company had no operating and finance leases that had not yet commenced.

(12) Income Taxes
At February 1, 2020, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $393 million which may be available to offset future taxable income. The Company's federal NOLs generated prior to 2018 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company's federal NOLs generated in 2018 and after can be carried forward indefinitely.
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

(15) Related Party Transactions
Relationship with Sterling Time, Invicta Watch Company of America, and Retailing Enterprises
On May 2, 2019, in accordance with the purchase agreement described in Note 8 - "Shareholders' Equity", the Company's Board of directors elected Michael Friedman and Eyal Lalo to the board and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company's largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy. Each director receives $65,000 in a cash retainer annually for service on our board. In addition, the Company's non-employee directors receive a restricted stock unit award that vests on the day immediately prior to the next annual meeting of shareholders. On May 2, 2019, Messrs. Friedman and Lalo each received a prorated grant for the partial year, which resulted in an award of 2,044 restricted stock units, valued at $7,500, that vested on July 11, 2019. On July 12, 2019, Messrs. Friedman and Lalo were each granted an award of 7,558 restricted stock units, valued at $32,500, that will vest on the day immediately prior to the Company's next annual meeting of shareholders.
Mr. Lalo is the owner of IWCA, which is the sole owner of Invicta Media Investments, LLC. Mr. Friedman is an owner of Sterling Time. Pursuant to the May 2, 2019 purchase agreement the following companies invested as a group, including: Invicta Media Investments, LLC purchased 400,000 shares of the Company's common stock and a warrant to purchase 252,656 shares of the Company's common stock for an aggregate purchase price of $3,000,000, Michael and Leah Friedman purchased 180,000 shares of the Company's common stock and a warrant to purchase 84,218 shares of the Company's common stock for an aggregate purchase price of $1,350,000, and Retailing Enterprises, LLC purchased 160,000 shares of the Company's common stock for an aggregate purchase price of $1,200,000, among others.
On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company will issue and sell shares of the Company's common stock and warrants to purchase shares of the Company's common stock in a private placement. Details of the common stock and warrant purchase agreement are described in Note 8 - "Shareholders' Equity." The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC agreed to purchase 734,394 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500,000. Michael and Leah Friedman agreed to purchase 727,022 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500,000. Pursuant to the agreement, Sterling Time has standard payment terms with 90-day aging from receipt date for all purchase orders. If the Company's accounts payable balance to Sterling Time exceeds (a) $3,000,000 in any given week during the Company's first three fiscal quarters through May 31, 2022 or (b) $4,000,000 in any given week during the Company's fourth fiscal quarters of fiscal 2020 and fiscal 2021, the Company will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. Following May 31, 2022, the Company's payment terms revert back to standard 90-day aging terms as previously described.
Transactions with Sterling Time
The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $11.8 million and $15.4 million during the first quarter of fiscal 2020 and fiscal 2019. In addition, during the first quarters of fiscal 2020 and fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of May 2, 2020 and February 1, 2020, the Company had a net trade payable balance owed to Sterling Time of $865,000 and $1.6 million.
Transactions with Retailing Enterprises
During fiscal 2019, the Company entered into an agreement, which was subsequently amended, to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1.4 million. The inventory is currently stored at the Company's fulfillment center under a bill and hold arrangement. The terms of the agreement provide for 12 monthly payments. As of May 2, 2020 and February 1, 2020, the Company had a net trade receivable balance owed from Retailing Enterprises, LLC of $1.2 million. During the first quarter of fiscal 2020, the Company accrued commissions of $61,000 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.
Transactions with Famjams Trading
The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $1.6 million and $0 during the first quarter of fiscal 2020 and fiscal 2019. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $15,000 and $0 in the first quarter of fiscal 2020 and fiscal 2019. As of May 2, 2020 and February 1, 2020, the Company had a net trade payable balance owed to Famjams Trading of $656,000 and $488,000.
Transactions with TWI Watches
The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $159,000 and $214,000 during the first quarter of fiscal 2020 and fiscal 2019. As of May 2, 2020 and February 1, 2020, the Company had a net trade payable balance owed to TWI Watches of $185,000 and $277,000.
Transactions with a Financial Advisor
In November 2018, the Company entered into an engagement letter with Guggenheim Securities, LLC pursuant to which Guggenheim was engaged to provide certain advisory services to the Company. A relative of Neal Grabell, who was a director of the Company at that time, was a managing director of Guggenheim Securities. During the fourth quarter of fiscal 2019, the Company accrued $1.0 million in connection with an amendment to the engagement letter. As of May 2, 2020, no amounts have been paid.

(16) Restructuring Costs
During the first quarter of fiscal 2020, the Company implemented and completed a cost optimization initiative, which eliminated positions across the Company’s ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, the Company recorded restructuring charges of $209,000 for the quarter ended May 2, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company's ShopHQ segment. These initiatives were substantially completed as of May 2, 2020, with related cash payments expected to continue through the third quarter of fiscal 2020.
The following table summarizes the significant components and activity under the restructuring program for the three-month period ended May 2, 2020:

	Balance at February 1, 2020	Charges	Cash Payments	Balance at May 2, 2020
Severance	$3,133,000	$141,000	$(1,273,000)	$2,001,000
Other incremental costs	127,000	68,000	(132,000)	63,000
	$3,260,000	$209,000	$(1,405,000)	$2,064,000
The liability for restructuring accruals is included in current accrued liabilities within the accompanying condensed consolidated balance sheets.

(17) Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, the Company's former Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remained a member of the Company's board of directors until October 1, 2019. On May 2, 2019, in accordance with the purchase agreement described in Note 8 - "Shareholders' Equity," the Company's board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during the first three months of fiscal 2019, the Company recorded charges to income totaling $2,031,000 for the three-months ended May 4, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2019 executive and management transition. As of May 2, 2020, $742,000 was accrued, with the related cash payments expected to continue through the second quarter of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended February 1, 2020.
Cautionary Statement Concerning Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance and the expected impact of cost initiatives, industry prospects or future results of operations or financial position are forward-looking. We often use words such as "anticipates," "believes," "estimates," "expects," "intends," "predicts," "hopes," "should," "plans," "will" and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, many of which are, and will be, amplified by the COVID-19 pandemic, including (but not limited to): the impact of the COVID-19 pandemic on our sales, operations and supply chain, variability in consumer preferences, shopping behaviors, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales and sales promotions; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor and shipping relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facility covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; our ability to respond to changes in consumer shopping patterns and preferences, and changes in technology and consumer viewing patterns; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission ("FCC") and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant events (including disasters, weather events or events attracting significant television coverage) that either cause an interruption of television coverage or that divert viewership from our programming; disruptions in our distribution of our network broadcast to our customers; our ability to protect our intellectual property rights; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; expenses relating to the actions of activist or hostile shareholders; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under “Risk Factors” in our most recently filed Form 10-K and any additional risk factors identified in our periodic reports since the date of such report. More detailed information about those factors is set forth in our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
ShopHQ Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first three months of fiscal 2020. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our ShopHQ segment merchandise mix as a percentage of total digital commerce net merchandise sales for the periods indicated by product category group. We have recast certain fiscal 2019 product category percentages in the accompanying table to conform to our new segment structure.

	For the Three-Month
	Periods Ended
	May 2, 2020	May 4, 2019
Net Merchandise Sales by Category
Jewelry & Watches	46%	43%
Home & Consumer Electronics	21%	20%
Beauty & Wellness	18%	18%
Fashion & Accessories	15%	19%
Total	100%	100%
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
Company Strategy
iMedia is a leading interactive media company that manages a growing portfolio of niche television networks, niche national advertisers and media services. Our strategy includes developing and growing multiple monetization models, including TV retailing, e-commerce, advertising and service fees, to grow our business. We expect that these initiatives build upon our core strengths and provide us an advantage in the marketplace.
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
Our growth strategy also includes building profitable niche interactive media networks and services, such as the Bulldog Shopping Network, which launched in November 2019, and LaVenta. The Bulldog Shopping Network is a new omni-channel, television shopping brand that sells and advertises men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. In addition, in 2021, we expect to launch LaVenta, a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we launched Media Services, which includes creative and interactive services and third-party logistics services. We plan to expand our service offerings to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services. During the fourth quarter of fiscal 2019 we acquired two businesses, J.W. Hulme and Float Left. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ and utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. We plan to utilize Float Left’s team and technology platform to further grow our content delivery capabilities in OTT platforms while providing new revenue opportunities.

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
We are focused on taking necessary steps to keep our employees, vendors, customers, guests, and their families safe during these uncertain times. We may experience disruptions in our business as we implement modifications to employee and our on-air experts travel, employee work locations and cancellation of remote broadcasts, among other modifications. Certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential or life-sustaining. Based on the various standards published to date, the work our employees perform may not qualify as critical, essential or life-sustaining and could be adversely impacted by such orders. During the first quarter of fiscal 2020, we eliminated positions across the ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. In addition, we are reducing spending more broadly across the company, only proceeding with operating and capital spending that is critical. Looking ahead, we have developed contingency plans to reduce costs further if the situation continues to deteriorate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders. As a result, at the time of this filing, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources.
Program Distribution
ShopHQ, our 24-hour television shopping program, which is distributed primarily on cable and satellite systems, reached more than 84 million homes during the three months ended May 2, 2020 and May 4, 2019. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our ShopHQ website, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.
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
Television Distribution Rights
During the first quarter of fiscal 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems, including channel placement rights. As a result, we recorded a television distribution rights asset of $22.0 million. The liability relating to the television distribution right was $22.0 million as of May 2, 2020, of which $13.1 million was classified as current. We believe having favorable channel positioning within the general entertainment area on the distributor's channel line-up impacts our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases.
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
Summary Results for the First Quarter of Fiscal 2020
Consolidated net sales for our fiscal 2020 first quarter were $95.8 million compared to $131.5 million for our fiscal 2019 first quarter, which represents a 27% decrease. We reported an operating loss of $5.6 million and a net loss of $6.8 million for our fiscal 2020 first quarter. The operating and net loss for the fiscal 2020 first quarter included transaction, settlement and integration costs totaling $259,000; and restructuring costs of $209,000. We reported an operating loss of $20.2 million and a net loss of $21.0 million for our fiscal 2019 first quarter. The operating and net loss for the fiscal 2019 first quarter included an inventory impairment write-down of $6.1 million and charges relating to executive and management transition costs totaling $2.0 million.
Private Placement
On April 14, 2020, we entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which we will issue and sell an aggregate of 1,951,012 shares of our common stock and warrants to purchase an aggregate of 979,190 shares of our common stock in a private placement, for an aggregate cash purchase price of $4.0 million. The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. IWCA is owned by our Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of our company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions” in the notes to our condensed consolidated financial statements. Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest shareholder.
The initial closing occurred on April 17, 2020 and we issued an aggregate of 731,937 shares and warrants to purchase an aggregate of 367,197 shares of our common stock and we received gross proceeds of $1.5 million, which we have used for general working capital purposes. The second, third and fourth closings occurred on May 22, 2020, June 8, 2020 and June 12, 2020 with an aggregate cash purchase price of $1.5 million, in which an aggregate of 731,936 shares and warrants to purchase an aggregate of 367,195 shares of the Company's common stock were issued. The following table summarizes the fifth closing scheduled to close on July 11, 2020 pursuant to the purchase agreement:

Closing Date	Aggregate Purchase Price	Common Shares	Warrant Shares
July 11, 2020	$1,000,000	487,139	244,798
The warrants will have an exercise price per share of $2.66 and are exercisable at any time and from time to time from six months following their issuance date until April 14, 2025. We have included a blocker provision in the purchase agreement whereby no purchaser may be issued shares of our common stock if the purchaser would own over 19.999% of our outstanding common stock and, to the extent a purchaser in this offering would own over 19.999% of our outstanding common stock, that purchaser will receive fully-paid warrants (in contrast to the coverage warrants that will be issued in this transaction, as described above) in lieu of the shares that would place such holder’s ownership over 19.999%. Further, we included a similar blocker in the warrants (and amended the warrants purchased by the purchasers on May 2, 2019, if any) whereby no purchaser of the warrants may exercise a warrant if the holder would own over 19.999% of our outstanding common stock.
Restructuring Costs
During the first quarter of fiscal 2020, the Company implemented and completed another cost optimization initiative, which eliminated positions across the ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, we recorded restructuring charges of $209,000 for the quarter ended May 2, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the ShopHQ segment. These initiatives were substantially completed as of May 2, 2020, with related cash payments expected to continue through the third quarter of fiscal 2020. The first quarter fiscal 2020 optimization initiative is expected to eliminate approximately $16 million in annual overhead costs.
Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	May 2, 2020	May 4, 2019
Net sales	100.0%	100.0%

Gross margin	37.1%	28.4%
Operating expenses:
Distribution and selling	35.2%	35.6%
General and administrative	5.6%	5.2%
Depreciation and amortization	2.0%	1.3%
Restructuring costs	0.2%	—%
Executive and management transition costs	—%	1.6%
	43.0%	43.7%
Operating loss	(5.9)%	(15.3)%

Key Performance Metrics

	For the Three-Month
	Periods Ended
	May 2, 2020	May 4, 2019	Change
Merchandise Metrics
Gross margin %	37.1%	28.4%	870 bps
Net shipped units (in thousands)	1,348	1,899	(29)%
Average selling price	$64	$63	2%
Return rate	17.8%	20.2%	(240) bps
Digital net sales % (a)	53.1%	52.5%	60 bps
Total Customers - 12 Month Rolling (in thousands)	991	1,179	(16)%
(a) Digital net sales percentage is calculated based on ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2020 first quarter decreased 29% from the prior year comparable quarter to approximately 1.3 million. The decrease in net shipped units during the first quarter of fiscal 2020 was driven primarily by a decrease in consolidated net sales and by offering a higher average selling price assortment in our home & consumer electronics product category.
Average Selling Price
The average selling price ("ASP") per net unit was $64 in the first quarter of fiscal 2020, a 2% increase from the prior year quarter. The increase in the first quarter ASP was primarily driven by a mix shift into jewelry & watches from our fashion & accessories category and an ASP increase in our home & consumer electronics category.
Return Rates
For the three months ended May 2, 2020, our return rate was 17.8% compared to 20.2% for the comparable prior year quarter, a 240 basis point decrease. The decrease in the first quarter return rate was driven by return rate decreases in all product categories, primarily in our beauty & wellness and jewelry & watches product categories. The decrease in the return rate was additionally driven by a sales mix shift out of fashion & accessories and into beauty & wellness, which has a lower return rate. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 16% over the prior year to approximately 1.0 million. Total customers have declined for the last five years, primarily driven by continued decreases in attracting new customers compared to the prior year. We are working on reversing this trend by implementing the following initiatives, among others, to increase our active customer file:

•	introducing by appointment viewing "static programming," so viewers know when to tune in;

•	launching innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and

•	establishing category specific customer growth priorities around ASP, product assortment and product margins.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2020 first quarter were $95.8 million, a 27% decrease from consolidated net sales of $131.5 million for the comparable prior year quarter.

Net Sales Trends
During the first quarter of fiscal 2020, our consolidated net sales, inclusive of shipping and handling revenue, decreased 27% which continues a multi-year trend of net sales decreases. Our continued decrease in net sales was primarily driven by a 16% decline in our 12-month active customer file (as discussed under “Total Customers” above), while our average spend per customer remained relatively static. This trend has been a significant driver of our sales decreases over the prior two years.
First Quarter Fiscal 2020 Consolidated Net Sales Compared to First Quarter Fiscal 2019

	For the Three-Month Periods Ended
	May 2, 2020	May 4, 2019	Change	% Change
ShopHQ	(in thousands)
Net merchandise sales by category:
Jewelry & Watches	$39,402	$51,428	$(12,026)	(23.4)%
Home & Consumer Electronics	18,490	24,027	(5,537)	(23.0)%
Beauty & Wellness	15,140	21,981	(6,841)	(31.1)%
Fashion & Accessories	12,724	22,354	(9,630)	(43.1)%
All other (primarily shipping & handling revenue)	8,043	11,009	(2,966)	(26.9)%
Total ShopHQ	93,799	130,799	(37,000)	(28.3)%
Emerging	2,035	722	1,313	181.9%
Consolidated net sales	$95,834	$131,521	$(35,687)	(27.1)%
Jewelry & Watches: The $12.0 million decrease in jewelry & watches was primarily due to reduced productivity (sales per on-air minute) from a declining customer file during the first quarter of fiscal 2020, primarily in jewelry. The decrease was partially offset by increased airtime of 7% in the first quarter of fiscal 2020. Jewelry & watches continues to be our most productive category. The shifts in airtime resulted from our continued merchandise strategy to increase higher contribution margin categories, such as jewelry & watches and beauty & wellness, and decrease our home and fashion & accessories categories, starting in the first quarter of fiscal 2019.
Home & Consumer Electronics: The $5.5 million decrease was driven by a 17% reduction in airtime during the quarter and a declining customer file.
Beauty & Wellness: The $6.8 million decrease in the first quarter of fiscal 2020 was driven by reduced productivity, partially offset from the impact of increased airtime of 24% and an increase in wellness customers.
Fashion & Accessories: The $9.6 million decrease was driven by a decreased active customer base and an overall softness in this product category, and decreased airtime of 16%.
Other: The $3.0 million decrease was driven by a decrease in shipping & handling revenue resulting from the 29% decrease in net shipped units.
Emerging Businesses: The $1.3 million increase was driven by revenue from business initiatives commencing in fiscal 2019, such as our third-party logistics services, the Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. The increase was partially offset by reduced sales from our niche website, princetonwatches.com.
Digital and Mobile Net Sales
We believe that our television shopping program is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our television program and then placing their orders online or through mobile devices. Our digital sales penetration, or, the percentage of ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 53.1% during the first quarter of fiscal 2020 compared to 52.5% during the first quarter of fiscal 2019. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration decreased to 55.6% of total digital orders in the first quarter of fiscal 2020 versus 58.7% of total digital orders for the comparable prior year period.

Gross Profit

	For the Three-Month Periods Ended
	May 2, 2020	May 4, 2019	Change	% Change
	(in thousands)
ShopHQ	$34,955	$37,179	$(2,224)	(6.0)%
Emerging	602	114	488	428.1%
Consolidated gross profit	$35,557	$37,293	$(1,736)	(4.7)%
Consolidated gross profit for the first quarter of fiscal 2020 was $35.6 million, a decrease of $1.7 million, or 5%, compared to the first quarter of fiscal 2019. ShopHQ's gross profit decreased $2.2 million, or 6% compared to the first quarter of fiscal 2019 and was primarily driven by the 28% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in all product categories during the first quarter of fiscal 2020. The first quarter of fiscal 2019 includes a non-cash inventory impairment write-down of $6.1 million. The non-cash inventory impairment write-down resulted from a planned shift in our airtime and merchandise mix into higher margin categories, such as jewelry & watches and beauty & wellness and out of home and fashion & accessories and to liquidate excess inventory in the fashion and home product categories. Emerging's gross profit increased $488,000 compared to the first quarter of fiscal 2019 and was primarily driven by the increase in net sales (as discussed above).
Consolidated gross margin percentages for the first quarters of fiscal 2020 and fiscal 2019 were 37.1% and 28.4%, which represent an 870 basis point increase. ShopHQ's gross margin percentages for the first quarters of fiscal 2020 and fiscal 2019 were 37.3% and 28.4%, which represent an 890 basis point increase. The increase in the gross margin percentage reflects the following: a 410 basis point margin increase attributable to increased gross profit rates in all product categories, primarily Jewelry and Watches; a 460 basis point increase attributable to our first quarter non-cash inventory impairment write-down of $6.1 million in fiscal 2019; and a 10 basis point increase due to higher shipping and handling margins; partially offset by a 40 basis point margin decrease attributable to a shift out of our fashion & accessories category, which typically has a higher margin rate. Emerging's gross margin percentages for the first quarters of fiscal 2020 and fiscal 2019 were 29.6% and 15.8%. The increase in the Emerging gross margin percentage reflects business initiatives commencing following the first quarter of fiscal 2019, such as Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. Our third-party logistics services commenced operations at the end of our fiscal 2019 first quarter.
Operating Expenses
Total operating expenses for the fiscal 2020 first quarter were approximately $41.2 million compared to $57.4 million for the comparable prior year period, a decrease of 28%. Total operating expenses as a percentage of net sales were 43.0% during the first quarter of fiscal 2020, compared to 43.7% during the comparable prior year period of fiscal 2019. Total operating expenses for the fiscal 2020 first quarter included restructuring costs of $209,000 while total operating expenses for the fiscal 2019 first quarter included executive and management transition costs of $2.0 million. Excluding restructuring costs and executive and management transition costs, total operating expenses as a percentage of net sales for the first quarters of fiscal 2020 and fiscal 2019 were 42.8% and 42.1%.
Distribution and selling expense decreased $13.1 million, or 28%, to $33.7 million, or 35.2% of net sales during the fiscal 2020 first quarter compared to $46.9 million, or 35.6% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due to decreased program distribution expense of $6.9 million, decreased variable costs of $3.8 million, decreased salaries and benefits of $2.2 million, decreased online selling and search fees of $749,000 and decreased share-based compensation expense of $189,000. The decrease from the comparable prior period was partially offset by increased accrued incentive compensation of $339,000 and increased production expense of $175,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $1.8 million, decreased variable credit card processing fees and bad debt credit expense of $1.5 million and decreased customer services telecommunications service expense of $398,000. Total variable expenses during the first quarter of fiscal 2020 were approximately 9.6% of total net sales versus 9.8% of total net sales for the prior year comparable period.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2020 first quarter decreased $1.5 million, or 22%, to $5.4 million or 5.6% of net sales, compared to $6.9 million or 5.2% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the first quarter primarily as a result of decreased salaries of $794,000, decreased share-based compensation expense of $342,000, decreased professional fees of $271,000, decreased telecommunications expense of $117,000, and decreased software maintenance and service fees of $93,000, partially offset by increased transaction, settlement and integration costs of $259,000 relating to consulting fees incurred to explore additional loan financings.
Depreciation and amortization expense for the fiscal 2020 first quarter increased $202,000, or 12%, to $1.9 million compared to $1.7 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended May 2, 2020 and May 4, 2019 was 2.0% and 1.3%. The increase in depreciation and amortization expense for the three and three months ended May 2, 2020 was primarily due to increased depreciation expense of $102,000 resulting from an average net increase in our non-fulfillment depreciable asset base year over year. The increase in depreciation and amortization expense was also due to the increased amortization expense of $47,000 related to the channel placement rights obtained during the first quarter of 2019 and $53,000 related to our other intangible assets which we acquired during our fourth quarter fiscal 2019 business acquisitions.
Operating Loss
For the fiscal 2020 first quarter, we reported an operating loss of approximately $5.6 million compared to an operating loss of $20.2 million for the fiscal 2019 first quarter. ShopHQ and Emerging reported an operating loss of $3.8 million and $1.8 million for the fiscal 2020 first quarter compared to $19.3 million and $886,000 for the fiscal 2019 first quarter. For the first quarter of fiscal 2020, ShopHQ's operating loss improved primarily as a result of decreases in distribution and selling expense, general and administrative expense, and executive and management transition costs. ShopHQ's operating loss also improved due to the non-cash inventory write-down of $6.1 million during the comparable prior period. The improvement in ShopHQ's operating loss was partially offset by a decrease in gross profit driven by decreases in consolidated net sales, restructuring costs of $209,000, and an increase in depreciation and amortization expense. Emerging's operating loss increased during the fiscal 2020 first quarter primarily from an increase in general and administrative expense of $751,000, an increase in distribution and selling expense of $546,000, partially offset by an increase in gross profit of $488,000. Emerging's general and administrative expense and distribution and selling expense increased from business initiatives commencing following the first quarter of fiscal 2019, such as Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. Our third-party logistics services commenced operations at the end of our fiscal 2019 first quarter. The increase in Emerging's distribution and selling expense was partially offset by a decrease related to our niche website, princetonwatches.com.
Interest Expense
Total interest expense for the fiscal 2020 first quarter increased $349,000, or 42%, to $1.2 million compared to $830,000 for the comparable prior year period. The interest expense increase was primarily driven by a $205,000 increase attributable to the increased interest rate margin resulting from the November 25, 2019 amendment to the PNC Credit Facility and a $137,000 increase attributable to a higher average balance outstanding during the first quarter. During the first quarter of fiscal 2020, we recorded a liability relating to television distribution rights, which represents the present value of payments for the television channel placement. The total liability was $22.0 million as of May 2, 2020, of which $13.1 million was classified as current in the accompanying balance sheet. Interest expense recorded under our television distribution rights was $6,000 for the first quarter of fiscal 2020. Estimated interest expense is $1.1 million for fiscal 2020 and $441,000 for fiscal 2021.
Net Loss
For the fiscal 2020 first quarter, we reported a net loss of $6.8 million, or $0.82 per share, on 8,290,790 weighted average basic common shares outstanding compared with a net loss of $21.0 million, or $3.12 per share, on 6,731,846 weighted average basic common shares outstanding in the fiscal 2019 first quarter. The net loss for the first quarter of fiscal 2020 includes transaction, settlement and integrations costs totaling $259,000; restructuring costs of $209,000; and interest expense of $1.2 million. The net loss for the first quarter of fiscal 2019 included a non-cash inventory write-down of $6.1 million; executive and management transition costs of $2.0 million; and interest expense of $830,000.
For the first quarters of fiscal 2020 and fiscal 2019, the net loss reflects an income tax provision of $15,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2020 first quarter was $(1.6) million compared with Adjusted EBITDA of $(8.5) million for the fiscal 2019 first quarter.
A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	For the Three-Month
	Periods Ended
	May 2, 2020	May 4, 2019
Net income (loss)	$(6,828)	$(20,990)
Adjustments:
Depreciation and amortization	2,905	2,629
Interest income	(1)	(5)
Interest expense	1,179	830
Income taxes	15	15
EBITDA (a)	$(2,730)	$(17,521)

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$(2,730)	$(17,521)
Adjustments:
Transaction, settlement and integration costs (b)	259	—
Restructuring costs	209	—
Inventory impairment write-down	—	6,050
Executive and management transition costs	—	2,031
Non-cash share-based compensation expense	615	966
Adjusted EBITDA (a)	$(1,647)	$(8,474)
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; executive and management transition costs; and non-cash share-based compensation expense.
(b) Transaction, settlement and integration costs for the three-month period ended May 2, 2020 includes consulting fees incurred to explore additional loan financings.
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
Seasonality
Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, namely November through January. Our business is also sensitive to general economic conditions and business conditions affecting consumer spending including, without limitation, the COVID-19 pandemic. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic television-covering events which attract viewership and divert audience attention away from our programming.

Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2019 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."
Recently Issued Accounting Pronouncements
See Note 2 - “Basis of Financial Statement Presentation” in the notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Financial Condition, Liquidity and Capital Resources
As of May 2, 2020, we had cash of $16.2 million. In addition, under the PNC Credit Facility (as defined below), we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 1, 2020, we had cash of $10.3 million. For the first three months of fiscal 2020, working capital decreased $10.6 million to $22.9 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.17 at May 2, 2020 and 1.26 at February 1, 2020.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of May 2, 2020, we had cash of $16.2 million and additional borrowing capacity of $5.2 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
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
As of May 2, 2020, we had borrowings of $44.0 million under our revolving line of credit. As of May 2, 2020, the term loan under the PNC Credit Facility had $14.3 million outstanding, of which $2.5 million was classified as current in the accompanying condensed consolidated balance sheets. Remaining available capacity under the revolving credit facility as of May 2, 2020 was approximately $5.2 million, which provides liquidity for working capital and general corporate purposes. In addition, as of May 2, 2020, our unrestricted cash plus unused line availability was $21.4 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
Private Placement Securities Purchase Agreement
On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company will issue and sell an aggregate of 1,951,012 shares of the Company's common stock and warrants to purchase an aggregate of 979,190 shares of our common stock in a private placement, for an aggregate cash purchase price of $4.0 million. The initial closing occurred during the first quarter of fiscal 2020 in which we received gross proceeds of $1.5 million. The second, third and fourth closings occurred on May 22, 2020, June 8, 2020 and June 12, 2020 in which we received gross proceeds totaling $1.5 million. The remaining closing is scheduled for July of 2020 pursuant to the purchase agreement. The warrants are exercisable in whole or in part from time to time through the expiration date of April 14, 2025. See Note 8 - "Shareholders' Equity" in the notes to our condensed consolidated financial statements for additional information.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of February 1, 2020, we had contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $184.4 million over the next five fiscal years.
We have experienced a decline in net sales and a decline in our active customer file during the first quarter of fiscal 2020, and fiscal years 2019, 2018 and 2017 and a corresponding decrease in our profitability. We have taken or are taking the following steps to enhance our operations and liquidity position: entered into a private placement securities purchase agreements in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement with gross proceeds of $4.0 million, of which $1.5 million closed during the first quarter of fiscal 2020 and the remainder scheduled to close during the second quarter of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in our work force; negotiated improved payment terms with our inventory vendors; renegotiating with our major cable and satellite distributors to reduce our service costs and improve our payment terms; planned a reduction in capital expenditures compared to prior years; managing our inventory receipts in fiscal 2020 to reduce our inventory on hand; implemented by appointment viewing "static programming" to increase viewership; launching or have launched new innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and establishing category specific customer growth priorities around ASP, product assortment and product margins; launched Bulldog Shopping Network, a niche television shopping network geared towards male consumers in November 2019; partnered with well-known personalities to develop and market exclusive lifestyle brands; and acquired Float Left and J.W. Hulme. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, we plan to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands.
Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants (as described above). Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs, planned capital expenditures and meet credit facility covenants, and our cash reserves are depleted, we may need to take further actions that are within the Company's control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and has negatively impacted, and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on our business and financial results. We believe that it is probable our existing cash balances, together with the cost cutting measures described above and our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For the three months ended May 2, 2020, net cash provided by operating activities totaled $16.4 million compared to net cash provided by operating activities of approximately $4.7 million for the comparable fiscal 2019 period. Net cash provided by operating activities for the fiscal 2020 and 2019 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, and inventory impairment write-down. In addition, net cash provided by operating activities for the three months ended May 2, 2020 reflects decreases in inventory, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and deferred revenue. Inventories decreased as a result of managing our inventory levels commensurate with our sales. Accounts receivable decreased during the first three months of fiscal 2020 as a result of collections made on outstanding receivables resulting from our seasonal high fourth quarter and decrease in sales. Accounts payable and accrued liabilities decreased during the first three months of fiscal 2020 primarily due to a decrease in inventory payables as a result of payments made for higher holiday season purchases and a decrease in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition. The decrease in accounts payable and accrued liabilities was partially offset by an increase in accrued cable distribution fees as a result of negotiated extended payment agreements. Prepaid expenses and other decreased primarily due to the reduction of our right of return asset resulting from the decrease in sales.
Net cash used for investing activities totaled $1.2 million for the first three months of fiscal 2020 compared to net cash used for investing activities of $1.8 million for the comparable fiscal 2019 period. For the three months ended May 2, 2020 and May 4, 2019, expenditures for property and equipment were $1.2 million and $1.8 million. Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash used for financing activities totaled $9.3 million for the three months ended May 2, 2020 and related primarily to principal payments on the PNC revolving loan of $15.8 million, principal payments on our PNC term loan of $905,000, finance lease payments of $25,000 and tax payments for restricted stock unit issuances of $2,000, offset by proceeds from our PNC revolving loan of $5.9 million and proceeds from the issuance of common stock and warrants of $1.5 million. Net cash provided by financing activities totaled $5.3 million for the three months ended May 4, 2019 and related primarily to proceeds from our PNC revolving loan of $58.3 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on our PNC revolving loan of $58.3 million, principal payments on our PNC term loan of $678,000, tax payments for restricted stock unit issuances of $8,000 and finance lease payments of $3,000.

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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of the Company's annual report on Form 10-K for the year ended February 1, 2020, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Dividends
We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in Note 7 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
On June 12, 2020, we amended our common stock and warrant purchase agreement, dated as of April 14, 2020, with the purchasers named therein. Pursuant to the amendment, we clarified our accounts payable payment terms with Sterling Time, an affiliate of Michael Friedman (a director of our company). As clarified, Sterling Time has standard payment terms with 90-day aging from receipt date; provided, that if our accounts payable balance to Sterling Time exceeds (a) $3,000,000 in any given week during our first three fiscal quarters or (b) $4,000,000 in any given week during our fourth fiscal quarter, we will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. The foregoing summary of the amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the amendment, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Third Amended and Restated Articles of Incorporation	Incorporated by reference (1)

3.2	By-Laws of the Registrant (as amended through July 16, 2019)	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

4.1	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (coverage)	Incorporated by reference (4)

4.2	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (fully paid)	Incorporated by reference (5)

10.1	Description of Director Compensation Program	Filed herewith

10.2	Common Stock and Warrant Purchase Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein	Incorporated by reference (6)

10.3	Registration Rights Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein	Incorporated by reference (7)

10.4	iMedia Brands, Inc. Management Incentive Plan	Incorporated by reference (8)

10.5	Form of Performance Share Unit Award Agreement pursuant to the 2011 Omnibus Incentive Plan	Incorporated by reference (9)

10.6
First Amendment, dated as of June 12, 2020, to that certain Common Stock and Warrant Purchase Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein
Filed herewith

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 11, 2019 filed on December 11, 2019, File No. 001-37495.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 16, 2019, File No. 001-37495.
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.

(4)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
(5)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
(7)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
(8)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.
(9)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 14, 2020, filed on April 15, 2020, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc. (Registrant)
June 15, 2020	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer & Interim Chief Financial Officer (Principal Executive Officer and acting principal financial and accounting officer)