Form 10-Q
period 2020-08-01
iMedia Brands, Inc.
filed 2020-08-25
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 21, 2020, there were 10,141,749 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
FORM 10-Q

August 1, 2020

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1, 2020	February 1, 2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$18,703	$10,287
Accounts receivable, net	58,137	63,594
Inventories	61,627	78,863
Current portion of television distribution rights, net	18,221	—
Prepaid expenses and other	7,013	8,196
Total current assets	163,701	160,940
Property and equipment, net	44,882	47,616
Television distribution rights, net	7,263	—
Other assets	3,931	4,187
TOTAL ASSETS	$219,777	$212,743
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,812	$83,659
Accrued liabilities	36,839	40,250
Current portion of television distribution rights obligations	21,221	—
Current portion of long term credit facility	2,714	2,714
Current portion of operating lease liabilities	278	704
Deferred revenue	188	141
Total current liabilities	141,052	127,468
Other long term liabilities	9,273	335
Long term credit facility	52,006	66,246
Total liabilities	202,331	194,049
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 and 14,600,000 shares authorized as of August 1, 2020 and February 1, 2020; 10,141,649 and 8,208,227 shares issued and outstanding as of August 1, 2020 and February 1, 2020	101	82
Additional paid-in capital	457,340	452,833
Accumulated deficit	(439,995)	(434,221)
Total shareholders' equity	17,446	18,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$219,777	$212,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(In thousands, except share and per share data)
Net sales	$124,515	$131,503	$220,349	$263,024
Cost of sales	78,223	83,777	138,500	178,005
Gross profit	46,292	47,726	81,849	85,019
Operating expense:
Distribution and selling	31,875	43,521	65,610	90,385
General and administrative	5,104	5,532	10,471	12,401
Depreciation and amortization	6,842	2,502	8,723	4,181
Restructuring costs	—	5,165	209	5,165
Executive and management transition costs	—	310	—	2,341
Total operating expense	43,821	57,030	85,013	114,473
Operating income (loss)	2,471	(9,304)	(3,164)	(29,454)
Other income (expense):
Interest income	—	6	1	11
Interest expense	(1,402)	(864)	(2,581)	(1,694)
Total other expense, net	(1,402)	(858)	(2,580)	(1,683)
Income (loss) before income taxes	1,069	(10,162)	(5,744)	(31,137)
Income tax provision	(15)	(15)	(30)	(30)
Net income (loss)	$1,054	$(10,177)	$(5,774)	$(31,167)
Net income (loss) per common share	$0.11	$(1.35)	$(0.65)	$(4.36)
Net income (loss) per common share — assuming dilution	$0.11	$(1.35)	$(0.65)	$(4.36)
Weighted average number of common shares outstanding:
Basic	9,532,369	7,550,265	8,911,580	7,141,055
Diluted	9,896,729	7,550,265	8,911,580	7,141,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Six-Month Period Ended August 1, 2020	(In thousands, except share data)
BALANCE, February 1, 2020	8,208,227	$82	$452,833	$(434,221)	$18,694
Net loss	—	—	—	(6,828)	(6,828)
Common stock issuances pursuant to equity compensation awards	32,652	1	(3)	—	(2)
Share-based payment compensation	—	—	615	—	615
Common stock and warrant issuance	731,937	7	1,418	—	1,425
BALANCE, May 2, 2020	8,972,816	90	454,863	(441,049)	13,904
Net income	—	—	—	1,054	1,054
Common stock issuances pursuant to equity compensation awards	64,456	1	(6)	—	(5)
Share-based payment compensation	—	—	108	—	108
Common stock and warrant issuance	1,104,377	10	2,375	—	2,385
BALANCE, August 1, 2020	10,141,649	$101	$457,340	$(439,995)	$17,446

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Six-Month Period Ended August 3, 2019	(In thousands, except share data)
BALANCE, February 2, 2019	6,791,934	$68	$442,808	$(377,925)	$64,951
Net loss	—	—	—	(20,990)	(20,990)
Common stock issuances pursuant to equity compensation awards	31,164	—	(8)	—	(8)
Share-based payment compensation	—	—	966	—	966
Common stock and warrant issuance	800,000	8	6,010	—	6,018
BALANCE, May 4, 2019	7,623,098	76	449,776	(398,915)	50,937
Net loss	—	—	—	(10,177)	(10,177)
Common stock issuances pursuant to equity compensation awards	53,837	1	(14)	—	(13)
Share-based payment compensation	—	—	291	—	291
BALANCE, August 3, 2019	7,676,935	$77	$450,053	$(409,092)	$41,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Month
	Periods Ended
	August 1, 2020	August 3, 2019
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(5,774)	$(31,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,745	6,140
Share-based payment compensation	723	1,257
Amortization of deferred financing costs	98	104
Payments for television distribution rights	(1,196)	—
Inventory impairment write-down	—	6,050
Changes in operating assets and liabilities:
Accounts receivable, net	5,457	11,494
Inventories	17,236	(3,187)
Deferred revenue	73	(17)
Prepaid expenses and other	1,684	(163)
Accounts payable and accrued liabilities	(7,773)	9,581
Net cash provided by operating activities	21,273	92
INVESTING ACTIVITIES:
Property and equipment additions	(2,527)	(3,491)
Net cash used for investing activities	(2,527)	(3,491)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	5,900	109,700
Proceeds from issuance of common stock and warrants	4,000	6,000
Payments on revolving loan	(18,800)	(109,700)
Payments on term loan	(1,357)	(1,357)
Payments on finance leases	(49)	(23)
Payments for common stock issuance costs	(17)	(66)
Payments for restricted stock issuance	(7)	(21)
Net cash (used for) provided by financing activities	(10,330)	4,533
Net increase in cash and restricted cash equivalents	8,416	1,134
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	10,287	20,935
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$18,703	$22,069
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,214	$1,451
Income taxes paid	$80	$28
Television distribution rights obtained in exchange for liabilities	$30,633	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$302	$124
Common stock issuance costs included in accrued liabilities	$173	$110
Equipment acquired through finance lease obligations	$34	$188
Issuance of warrants	$—	$193
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 1, 2020
(Unaudited)

(1) General
iMedia Brands, Inc. (formerly EVINE Live Inc.) and its subsidiaries ("we," "our," "us," or the "Company") are a leading interactive media company managing a growing portfolio of niche television networks, niche national advertisers and media commerce services. Our portfolio includes ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network, J.W. Hulme Company ("J.W. Hulme") and Media Commerce Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top ("OTT") platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. The Company's nascent, but growing Media Commerce Services offers creative and interactive advertising, OTT app services and third-party logistics. During the fourth quarter of fiscal 2019, the Company launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers and also acquired Float Left Interactive, Inc. ("Float Left") and J.W. Hulme.
On July 16, 2019, the Company changed its corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, the Company's Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, the Company changed the name of its primary network, Evine, back to ShopHQ, which was the name of the network in 2014.
Amendment to Articles of Incorporation
Effective July 13, 2020, the Company amended its Articles of Incorporation to increase the authorized shares of common stock by 15,000,000 shares. The Articles of Incorporation, as amended, now provide that the Company is authorized to issue 10,000,000 shares of capital stock and 20,000,000 shares of common stock.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 1, 2020 has been derived from the Company's audited financial statements for the fiscal year ended February 1, 2020. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 1, 2020. Operating results for the six-month period ended August 1, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2019, ended on February 1, 2020, and consisted of 52 weeks. Fiscal 2020 will end January 30, 2021 and will contain 52 weeks. The three and six-month periods ended August 1, 2020 and August 3, 2019 each consisted of 13 and 26 weeks.
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

(3) Revenue
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue for services is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of August 1, 2020 and February 1, 2020, the Company recorded a merchandise return liability of $5,852,000 and $5,820,000, included in accrued liabilities, and a right of return asset of $3,021,000 and $3,171,000, included in other current assets.
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
As of August 1, 2020, approximately $15,000 was expected to be recognized from remaining performance obligations over the next 5 months. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $9,000 for both of the three-month periods ended August 1, 2020 and August 3, 2019 and $17,000 for both of the six-month periods ended August 1, 2020 and August 3, 2019.
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of August 1, 2020 and February 1, 2020, the Company had approximately $50,041,000 and $56,928,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $3,032,000 and $6,579,000.

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

As of August 1, 2020 and February 1, 2020, the Company's long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, had carrying values of $54,720,000 and $68,960,000. As of August 1, 2020 and February 1, 2020, $2,714,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(5) Television Distribution Rights
Television distribution rights in the accompanying condensed consolidated balance sheets consisted of the following:

	August 1, 2020	February 1, 2020
Television distribution rights	$30,633,000	$—
Less accumulated amortization	(5,149,000)	—
Television distribution rights, net	$25,484,000	$—
During the first six months of fiscal 2020, the Company entered into certain affiliation agreements with television service providers for carriage of our television programming over their systems, including channel placement rights. The rights provide the Company with a channel position on the service provider's channel line-up. The Company recorded television distribution rights of $30.6 million during the first six months of fiscal 2020, which represents the present value of payments for the television distribution channel placement. Television distribution rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was 1.3 years as of August 1, 2020. Amortization expense related to the television distribution rights was $5,102,000 and $5,149,000 for the three and six-month periods ended August 1, 2020 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated amortization expense is $16,594,000 for fiscal 2020, $12,423,000 for fiscal 2021, and $1,616,000 for fiscal 2022. The liability relating to the television distribution rights was $29,840,000 as of August 1, 2020, of which $21,221,000 was classified as current in the accompanying condensed consolidated balance sheets. The long-term portion of the obligations is included in other long term liabilities within the accompanying condensed consolidated balance sheets. Interest expense related to the television distribution rights obligation was $397,000 and $403,000 during the three and six-month periods ended August 1, 2020.
In addition to the channel placement fees, the Company's affiliation agreements generally provide that we will pay each operator a monthly access fee, most often based on the number of homes receiving our programming, and in some cases marketing support payments. Monthly access fees are expensed as distribution and selling expense within the condensed consolidated statement of operations.

(6) Intangible Assets
Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	August 1, 2020		February 1, 2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade Names	3-15	$1,568,000	$(71,000)	$1,568,000	$(19,000)
Technology	4	772,000	(132,000)	772,000	(35,000)
Customer Lists	3-5	339,000	(54,000)	339,000	(14,000)
Vendor Exclusivity	5	192,000	(48,000)	192,000	(29,000)
Total finite-lived intangible assets		$2,871,000	$(305,000)	$2,871,000	$(97,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in other assets in the accompanying condensed consolidated balance sheets and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; and a vendor exclusivity agreement. Amortization expense related to the finite-lived intangible assets was $104,000 and $945,000 for the three-month periods ended August 1, 2020 and August 3, 2019 and $208,000 and $986,000 for the six-month periods ended August 1, 2020 and August 3, 2019. Estimated amortization expense is $415,000 for fiscal 2020 and fiscal 2021, $410,000 for fiscal 2022, $352,000 for fiscal 2023, and $156,000 for fiscal 2024.

(7) Credit Agreements
The Company's long-term credit facility consists of:

	August 1, 2020	February 1, 2020
PNC revolving loan due July 27, 2023, principal amount	$41,000,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	13,797,000	15,155,000
Less unamortized debt issuance costs	(77,000)	(95,000)
PNC term loan due July 27, 2023, carrying amount	13,720,000	15,060,000
Total long-term credit facility	54,720,000	68,960,000
Less current portion of long-term credit facility	(2,714,000)	(2,714,000)
Long-term credit facility, excluding current portion	$52,006,000	$66,246,000
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
All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million, which, upon issuance, would be deemed advances under the PNC Credit Facility. The PNC Credit Facility is secured by a first security interest in substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.
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
As of August 1, 2020, the Company had borrowings of $41.0 million under its revolving line of credit. Remaining available capacity under the revolving line of credit as of August 1, 2020 was approximately $9.4 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving line of credit borrowings. As of August 1, 2020, there was approximately $13.8 million outstanding under the term loan, of which $2.7 million was classified as current in the accompanying condensed consolidated balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period that commenced on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of August 1, 2020, the imputed effective interest rate on the PNC term loan was 6.5%.

Interest expense recorded under the PNC Credit Facility was $857,000 and $2,024,000 for the three and six-month periods ended August 1, 2020 and $860,000 and $1,689,000 for the three and six-month periods ended August 3, 2019.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of August 1, 2020, the Company's unrestricted cash plus unused line availability was $28.1 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit were $324,000 and $406,000 as of August 1, 2020 and February 1, 2020 and are included within other assets within the accompanying condensed consolidated balance sheets. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
The aggregate maturities of the Company's long-term credit facility as of August 1, 2020 were as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2020	$1,356,000	$—	$1,356,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	41,000,000	48,013,000
	$13,797,000	$41,000,000	$54,797,000
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
The Company experienced a decline in net sales and a decline in its active customer file during the first half of fiscal 2020, and fiscal years 2019, 2018 and 2017 and a corresponding decrease in the Company's profitability. The Company has taken or is taking the following steps to enhance its operations and liquidity position: entered into a private placement securities purchase agreement in which the Company received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement in which the Company received gross proceeds of $4.0 million during the first half of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in the Company's work force; negotiated improved payment terms with the Company's inventory vendors; planned a reduction in capital expenditures compared to prior years; renegotiating with certain major cable and satellite distributors to reduce service costs and improve payment terms; and managing the Company's inventory receipts in fiscal 2020 to reduce inventory on hand.
The Company's ability to fund operations and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in its sales and to use available funds from its PNC Credit Facility. The Company's ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility's covenants (as described above). Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs, planned capital expenditures and meet credit facility covenants, and its cash reserves are depleted, the Company may need to take further actions that are within the Company's control, such as further reductions or delays in capital investments, additional reductions to the Company's workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on the Company's business and financial results. Beginning at the end of March 2020 and continuing through the second quarter of 2020, the Company observed an increase in demand for merchandise within the Company's beauty & wellness category, particularly in health products, and a decrease in demand for higher priced merchandise within our jewelry category. As the COVID-19 pandemic continues, there is risk of changes in consumer demand, consumer spending patterns, and changes in consumer tastes which may adversely affect the Company's operating results. The Company believes that it is probable our existing cash balances, together with the cost cutting measures described above and our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report.

(8) Shareholders' Equity
Reverse Stock Split
On December 11, 2019, the Company effected a one-for-ten reverse stock split of its common stock. Accordingly, all share and per-share amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the current period and prior periods have been retrospectively revised.
Common Stock
Effective July 13, 2020, the Company amended its Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 20,000,000. The Company currently has 10,000,000 shares of capital stock, of which 400,000 is designated as preferred stock, and 20,000,000 shares of common stock. The Company currently has authorized 9,600,000 shares of undesignated capital stock and an additional 20,000,000 shares of common stock authorized. As of August 1, 2020, no shares of capital stock were outstanding and 10,141,649 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under our PNC Credit Facility.
April 2020 Private Placement Securities Purchase Agreement
On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold an aggregate of 1,836,314 shares of the Company's common stock, issued warrants to purchase an aggregate of 979,190 shares of the Company's common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate 114,698 shares of the Company's common stock at a price of $0.001 per share in a private placement, for an aggregate cash purchase price of $4,000,000. The initial closing occurred on April 17, 2020 and the Company received gross proceeds of $1,500,000. Additional closings occurred on May 22, 2020, June 8, 2020, June 12, 2020 and July 11, 2020 and the Company received gross proceeds of $2,500,000. The Company incurred approximately $190,000 of issuance costs during the first half of fiscal 2020. The Warrants are indexed to the Company's publicly traded stock and were classified as equity. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying condensed consolidated balance sheets. The Company used the proceeds for general working capital purposes.
The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company's largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. IWCA is owned by the Company's Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of the Company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest shareholder.
The warrants have an exercise price per share of $2.66 and are exercisable at any time and from time to time from six months following their issuance date until April 14, 2025. The Company has included a blocker provision in the purchase agreement whereby no purchaser may be issued shares of the Company's common stock if the purchaser would own over 19.999% of the Company's outstanding common stock and, to the extent a purchaser in this offering would own over 19.999% of the Company's outstanding common stock, that purchaser will receive fully-paid warrants (in contrast to the coverage warrants that will be issued in this transaction, as described above) in lieu of the shares that would place such holder’s ownership over 19.999%. Further, the

Company included a similar blocker in the warrants (and amended the warrants purchased by the purchasers on May 2, 2019, if any) whereby no purchaser of the warrants may exercise a warrant if the holder would own over 19.999% of the Company's outstanding common stock.
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
Warrants
As of August 1, 2020, the Company had outstanding warrants to purchase 1,828,818 shares of the Company’s common stock, of which 849,628 were fully exercisable. The warrants expire five to ten years from the date of grant. The following table summarizes information regarding warrants outstanding at August 1, 2020:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	297,616	297,616	$29.00	September 19, 2021
November 10, 2016	33,386	33,386	$30.00	November 10, 2021
January 23, 2017	48,930	48,930	$17.60	January 23, 2022
March 16, 2017	5,000	5,000	$19.20	March 16, 2022
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	—	$2.66	April 14, 2025
May 22, 2020	122,398	—	$2.66	April 14, 2025
June 8, 2020	122,399	—	$2.66	April 14, 2025
June 12, 2020	122,398	—	$2.66	April 14, 2025
July 11, 2020	244,798	—	$2.66	April 14, 2025
July 11, 2020	114,698	114,698	$0.001	April 14, 2030
Commercial Agreement with Shaquille O'Neal
On November 18, 2019, the Company entered into a commercial agreement (“Shaq Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products are sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to a restricted stock unit award agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of

133,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 133,333 restricted stock units will vest February 1, 2021 and the final tranche of 133,334 restricted stock units will vest February 1, 2022. Additionally, in connection with the Shaq Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company's common stock. The aggregate market value on the date of the award was $2,595,000 and is being amortized as cost of sales over the three-year commercial term. The estimated fair value is based on the grant date closing price of the Company's stock.
Compensation expense relating to the restricted stock unit grant was $216,000 and $432,000 for the second quarter and first six-months of fiscal 2020. As of August 1, 2020, there was $2,162,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 2.5 years.
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
Compensation expense relating to the restricted stock award was $117,000 for the second quarters of fiscal 2020 and fiscal 2019 and $235,000 for the first six months of fiscal 2020 and fiscal 2019. As of August 1, 2020, there was $615,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 1.3 years.
A summary of the status of the Company’s non-vested restricted stock award activity as of August 1, 2020 and changes during the six months then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2020	50,000	$9.39
Granted	—	$—
Vested	—	$—
Non-vested outstanding, August 1, 2020	50,000	$9.39
Stock Compensation Plans
The Company's 2020 Equity Incentive Plan ("2020 Plan") provides for the issuance of up to 3,000,000 shares of the Company's common stock. The 2020 Plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the common stock as of the date of grant (except in the limited case of "substitute awards" as defined by the 2020 Plan). No stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant. The 2020 Plan was approved by the Company's shareholders at the 2020 Annual Meeting of Shareholders on July 13, 2020.
The Company also maintains the 2011 Omnibus Incentive Plan ("2011 Plan"). Upon the adoption and approval of the 2020 Plan, the Company ceased making awards under the 2011 Plan. Awards outstanding under the 2011 Plan continue to be subject to the terms of the 2011 Plan, but if those awards subsequently expire, are forfeited or cancelled or are settled in cash, the shares subject to those awards will become available for awards under the 2020 Plan. Similarly, the Company ceased making awards under its 2004 Omnibus Stock Plan ("2004 Plan") on June 22, 2014, but outstanding awards under the 2004 Plan remain outstanding in accordance with its terms.
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $(6,000) and $140,000 for the second quarters of fiscal 2020 and fiscal 2019 and $111,000 and $514,000 for the first six months of fiscal 2020 and fiscal 2019. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
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

	Fiscal 2019
Expected volatility:	75%	-	82%
Expected term (in years):	6 years
Risk-free interest rate:	1.9%	-	2.6%
A summary of the status of the Company’s stock option activity as of August 1, 2020 and changes during the six months then ended is as follows:

	2011 Plan	Weighted Average Exercise Price	2004 Plan	Weighted Average Exercise Price
Balance outstanding, February 1, 2020	247,000	$12.44	6,000	$51.52
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(55,000)	$9.25	(1,000)	$46.20
Balance outstanding, August 1, 2020	192,000	$13.34	5,000	$52.15
Options exercisable at August 1, 2020	184,000	$13.66	5,000	$52.15
The following table summarizes information regarding stock options outstanding at August 1, 2020:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	192,000	$13.34	6.7	$—	191,000	$13.39	6.7	$—
2004 Incentive:	5,000	$52.15	3.7	$—	5,000	$52.15	3.7	$—
The weighted average grant-date fair value of options granted in the first six months of fiscal 2019 was $3.15. The total intrinsic value of options exercised during the first six months of fiscal 2020 and fiscal 2019 was $0. As of August 1, 2020, total unrecognized compensation cost related to stock options was $25,000 and is expected to be recognized over a weighted average period of approximately 1.5 years.

Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $(219,000) and $48,000 for the second quarters of fiscal 2020 and fiscal 2019 and $(55,000) and $486,000 for the first six months of fiscal 2020 and fiscal 2019. As of August 1, 2020, there was $1,214,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.4 years. The total fair value of restricted stock units vested during the first six months of fiscal 2020 and fiscal 2019 was $316,000 and $382,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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
The Company granted 18,000 market-based restricted stock performance units to executives and key employees as part of the Company's long-term incentive program during the second quarter of fiscal 2019 and 94,000 market-based restricted stock performance units during the first six months of fiscal 2019. No such market-based restricted stock performance units were granted during the first six months of fiscal 2020. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2019
Total grant date fair value	$482,000
Total grant date fair value per share	$5.14
Expected volatility	74%	-	82%
Weighted average expected life (in years)	3 years
Risk-free interest rate	1.7%	-	2.3%
The percent of the target market-based restricted stock performance units that will be earned based on the Company's TSR relative to the peer group is as follows:

Percentile Rank	Percentage of Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%
On May 2, 2019, Timothy A. Peterman was appointed as Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted 68,000 market-based restricted stock performance units to Mr. Peterman. The market-based restricted stock performance units vest in three tranches, each tranche consisting of one-third of the units subject to the award. Tranche 1 vested on May 2, 2020, the one-year anniversary of the grant date. Tranche 2 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $20.00 per share. Tranche 3 will vest on the date the Company's average closing stock price for 20 consecutive trading days equals or exceeds $40.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before May 1, 2029. The total grant date fair value was estimated to be $220,000 and is being amortized over the derived service periods for each tranche.

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
A summary of the status of the Company’s non-vested restricted stock unit activity as of August 1, 2020 and changes during the six-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2020	129,000	$6.49	435,000	$5.96	—	$—	564,000	$6.08
Granted	—	$—	412,000	$2.28	146,000	1.69	558,000	$2.12
Vested	—	$—	(100,000)	$4.36	—	—	(100,000)	$4.36
Forfeited	(69,000)	$9.05	(46,000)	$5.02	—	—	(115,000)	$7.46
Non-vested outstanding, August 1, 2020	60,000	$3.52	701,000	$4.09	146,000	$1.69	907,000	$3.67

(9) Net Income (Loss) Per Common Share
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

A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic income (loss) per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator:
Net income (loss)	$1,054,000	$(10,177,000)	$(5,774,000)	$(31,167,000)
Earnings allocated to participating share awards (a)	(5,000)	—	—	—
Net income (loss) attributable to common shares — Basic and diluted	$1,049,000	$(10,177,000)	$(5,774,000)	$(31,167,000)
Denominator:
Weighted average number of common shares outstanding — Basic (b)	9,532,369	7,550,265	8,911,580	7,141,055
Dilutive effect of stock options, non-vested shares and warrants (c)	364,360	—	—	—
Weighted average number of common shares outstanding — Diluted	9,896,729	7,550,265	8,911,580	7,141,055
Net income (loss) per common share	$0.11	$(1.35)	$(0.65)	$(4.36)
Net income (loss) per common share — assuming dilution	$0.11	$(1.35)	$(0.65)	$(4.36)
(a) During fiscal 2018, the Company issued a restricted stock award that is a participating security. For the six-month period ended August 1, 2020 and the three and six-month periods ended August 3, 2019, the entire undistributed loss is allocated to common shareholders.
(b) For the three and six-month periods ended August 1, 2020, the basic earnings per share computation included 28,000 and 14,000 fully-paid warrants to purchase shares of the Company's common stock at a price of $0.001 per share.
(c) For the six-month periods ended August 1, 2020, there were 218,000 incremental in-the-money potentially dilutive common shares outstanding, and 28,000 and 23,000 for the three and six-month periods ended August 3, 2019. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

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
The Company does not allocate assets between the segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the second quarters and first six months of fiscal 2020 and fiscal 2019. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to our operating segments based on their estimated usage and based on how the Company manages the business. The Company has recast its segment results for all periods presented to conform to the new segment structure.
ShopHQ
The ShopHQ segment encompasses the Company's nationally distributed shopping entertainment network. ShopHQ sells and distributes its products to consumers through its video commerce television, online website and mobile platforms.
Emerging
The Emerging segment consists of the Company's developing business models. This segment includes the Company's Media Commerce Services, which includes creative and interactive services and third-party logistics services. The Emerging segment also encompasses the Bulldog Shopping Network and recently acquired businesses, J.W. Hulme and Float Left. Bulldog Shopping Network is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-

crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retails stores, and programming on ShopHQ. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution.
Net Sales by Segment and Significant Product Groups

	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$39,058	$57,440	$78,460	$108,868
Home & Consumer Electronics	12,375	22,540	25,142	46,567
Beauty & Wellness	46,571	22,981	67,434	44,962
Fashion & Accessories	10,951	16,100	23,675	38,454
All other (primarily shipping & handling revenue)	11,715	11,687	19,758	22,696
Total ShopHQ	120,670	130,748	214,469	261,547
Emerging	3,845	755	5,880	1,477
Consolidated net sales	$124,515	$131,503	$220,349	$263,024
Performance Measures by Segment

	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Gross profit
ShopHQ	$44,731	$47,669	$79,686	$84,848
Emerging	1,561	57	$2,163	$171
Consolidated gross profit	$46,292	$47,726	$81,849	$85,019

Operating income (loss)
ShopHQ	$3,748	$(7,778)	$(55)	$(27,042)
Emerging	(1,277)	(1,526)	(3,109)	(2,412)
Consolidated operating income (loss)	$2,471	$(9,304)	$(3,164)	$(29,454)

Depreciation and amortization
ShopHQ	$7,678	$2,683	$10,418	$5,285
Emerging	162	828	327	855
Consolidated depreciation and amortization	$7,840	$3,511	$10,745	$6,140

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
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of August 1, 2020, the lease liability and right-of-use assets did not include any lease extension options.
The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost	$245,000	$258,000	$490,000	$523,000
Short-term lease cost	15,000	48,000	45,000	110,000
Variable lease cost (a)	26,000	30,000	53,000	50,000
(a) Includes variable costs of finance leases.
For the three-month periods ended August 1, 2020 and August 3, 2019, finance lease costs included amortization of right-of-use assets of $25,000 and $21,000 and interest on lease liabilities of $1,000 and $2,000. For the six-month periods ended August 1, 2020 and August 3, 2019, finance lease costs included amortization of right-of-use assets of $50,000 and $24,000 and interest on lease liabilities of $3,000 and $3,000.
Supplemental cash flow information related to leases were as follows:

	For the Six-Month Periods Ended
	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$613,000	$524,000
Operating cash flows used for finance leases	3,000	3,000
Financing cash flows used for finance leases	49,000	23,000
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	534,000	142,000
Finance leases	34,000	188,000
The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	August 1, 2020	February 1, 2020
Weighted average remaining lease term:
Operating leases	3.5 years	1.4 years
Finance leases	1.4 years	1.9 years
Weighted average discount rate:
Operating leases	6.7%	5.6%
Finance leases	5.5%	5.3%

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	August 1, 2020	February 1, 2020
Assets
Operating lease right-of-use assets	Other assets	$851,000	$832,000
Finance lease right-of-use assets	Property and equipment, net	127,000	143,000
Total lease right-of-use assets		$978,000	$975,000
Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$278,000	$704,000
Operating lease liabilities, excluding current portion	Other long term liabilities	503,000	129,000
Total operating lease liabilities		781,000	833,000
Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	96,000	80,000
Finance lease liabilities, excluding current portion	Other long term liabilities	34,000	66,000
Total finance lease liabilities		130,000	146,000
Total lease liabilities		$911,000	$979,000
Future maturities of lease liabilities as of August 1, 2020 are as follows:

Fiscal year	Operating Leases	Finance Leases
2020	$235,000	$53,000
2021	169,000	74,000
2022	172,000	8,000
2023	168,000	—
2024	141,000	—
Thereafter	—	—
Total lease payments	885,000	135,000
Less imputed interest	(104,000)	(5,000)
Total lease liabilities	$781,000	$130,000
As of August 1, 2020, the Company had no operating and finance leases that had not yet commenced. Subsequent to August 1, 2020, the Company amended its satellite transponder operating lease agreement which was expiring on October 31, 2020. The amended operating lease agreement extended the lease agreement an additional five years for total cash payments of $3.6 million.

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

(14) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, contracts, employment, intellectual property, consumer protection and regulatory matters. In the opinion of management, none of the claims and suits, either individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company's operations or consolidated financial statements.

(15) Related Party Transactions
Relationship with Sterling Time, Invicta Watch Company of America, and Retailing Enterprises
On May 2, 2019, in accordance with the purchase agreement described in Note 8 - "Shareholders' Equity," the Company's Board of directors elected Michael Friedman and Eyal Lalo to the board and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company's largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy.
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
On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold shares of the Company's common stock and issued warrants to purchase shares of the Company's common stock in a private placement. Details of the common stock and warrant purchase agreement are described in Note 8 - "Shareholders' Equity." The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC purchased 734,394 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500,000. Michael and Leah Friedman purchased 727,022 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500,000. Pursuant to the agreement, Sterling Time has standard payment terms with 90-day aging from receipt date for all purchase orders. If the Company's accounts payable balance to Sterling Time exceeds (a) $3,000,000 in any given week during the Company's first three fiscal quarters through May 31, 2022 or (b) $4,000,000 in any given week during the Company's fourth fiscal quarters of fiscal 2020 and fiscal 2021, the Company will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. Following May 31, 2022, the Company's payment terms revert back to standard 90-day aging terms as previously described.
Transactions with Sterling Time
The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $15.6 million and $27.4 million during the second quarter and first six months of fiscal 2020 and $18.5 million and $33.9 million during the second quarter and first six months of fiscal 2019. In addition, during the first quarters of fiscal 2020 and fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of August 1, 2020 and February 1, 2020, the Company had a net trade payable balance owed to Sterling Time of $1.8 million and $1.6 million.
Transactions with Retailing Enterprises
During fiscal 2019, the Company entered into an agreement, which was subsequently amended, to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1.4 million. The inventory is currently stored at the Company's fulfillment center under a bill and hold arrangement. The terms of the agreement provide for 12 monthly payments. As of August 1, 2020 and February 1, 2020, the Company had a net trade receivable balance owed from Retailing Enterprises, LLC of $1.2 million. During the second quarter and first six months of fiscal 2020, the Company accrued commissions of $81,000 and $142,000 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.
Transactions with Famjams Trading
The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $25.7 million and $27.2 million during the second quarter and first six months of fiscal 2020 and $0 during the first six months of fiscal 2019. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $0 and $15,000 during the second quarter and first six months of fiscal 2020 and $0 during the first six months of fiscal 2019. As of August 1, 2020 and February 1, 2020, the Company had a net trade payable balance owed to Famjams Trading of $943,000 and $488,000.
Transactions with TWI Watches
The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $214,000 and $373,000 during the second quarter and first six months of fiscal 2020 and $182,000 and $396,000 during the second quarter of fiscal 2020 and fiscal 2019. As of August 1, 2020 and February 1, 2020, the Company had a net trade payable balance owed to TWI Watches of $268,000 and $277,000.
Transactions with a Financial Advisor
In November 2018, the Company entered into an engagement letter with Guggenheim Securities, LLC pursuant to which Guggenheim was engaged to provide certain advisory services to the Company. A relative of Neal Grabell, who was a director of the Company at that time, was a managing director of Guggenheim Securities. During the fourth quarter of fiscal 2019, the Company accrued $1.0 million in connection with an amendment to the engagement letter. As of August 1, 2020, no amounts had been paid.

(16) Restructuring Costs
During the first quarter of fiscal 2020, the Company implemented and completed a cost optimization initiative, which eliminated positions across the Company’s ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, the Company recorded restructuring charges of $0 and $209,000 for the three and six-month periods ended August 1, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company's ShopHQ segment. These initiatives were substantially completed as of August 1, 2020, with related cash payments expected to continue through the third quarter of fiscal 2020.

During second quarter of fiscal 2019, the Company implemented a cost initiative to streamline its organizational structure and realign its cost base with sales declines. During the second quarter of 2019, the Company implemented and completed a cost optimization initiative, which reduced and flattened the Company's organizational structure, closed the New York office, closed the Los Angeles office and related product development initiatives, and reduced corporate overhead costs. The second quarter 2019 initiative included the elimination of 11 senior executive roles and a 20% reduction to the Company's non-variable workforce. As a result of the second quarter of fiscal 2019 cost optimization initiatives, the Company recorded restructuring charges of $5,165,000 for the three and six-month periods ended August 3, 2019, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company's ShopHQ segment. Both of the Company's operating segments were affected by these actions, including $4,337,000 related to the ShopHQ segment and $828,000 related to the Emerging segment.
The following table summarizes the significant components and activity under the restructuring program for the six-month period ended August 1, 2020:

	Balance at February 1, 2020	Charges	Cash Payments	Balance at August 1, 2020
Severance	$3,133,000	$141,000	$(1,930,000)	$1,344,000
Other incremental costs	127,000	68,000	(145,000)	50,000
	$3,260,000	$209,000	$(2,075,000)	$1,394,000
The liability for restructuring accruals is included in current accrued liabilities within the accompanying condensed consolidated balance sheets.

(17) Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, the Company's former Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remained a member of the Company's board of directors until October 1, 2019. On May 2, 2019, in accordance with the purchase agreement described in Note 8 - "Shareholders' Equity," the Company's board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during the first six months of fiscal 2019, the Company recorded charges to income totaling $310,000 and $2,341,000 for the three and six-month periods ended August 3, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2019 executive and management transition. As of August 1, 2020, $571,000 was accrued, with the related cash payments expected to continue through the second quarter of fiscal 2021.

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
Overview
Our Company
We are an interactive media company that manages ShopHQ, our nationally distributed shopping entertainment network, Bulldog Shopping Network and Media Commerce Services. ShopHQ offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience via television, online and mobile devices. ShopHQ programming is distributed in more than 79 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. ShopHQ programming is also streamed live online at shophq.com, a comprehensive digital commerce platform that sells products which appear on its television shopping network as well as an extended assortment of online-only merchandise, and is available on mobile channels and over-the-top ("OTT") platforms. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels. Our nascent, but growing Media Commerce Services offers creative and interactive advertising and third-party logistics. During the fourth quarter of fiscal 2019, we launched the Bulldog Shopping Network, a niche television shopping network geared towards male consumers and acquired Float Left and J.W. Hulme. On September 1,2020, we expect to launch a new health and wellness television retailing network, ShopHQHealth, in approximately 15 million homes.
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

ShopHQ Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first six months of fiscal 2020. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our ShopHQ segment merchandise mix as a percentage of total digital commerce net merchandise sales for the periods indicated by product category group. We have recast certain fiscal 2019 product category percentages in the accompanying table to conform to our new segment structure.

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net Merchandise Sales by Category
Jewelry & Watches	36%	48%	40%	46%
Home & Consumer Electronics	11%	19%	13%	19%
Beauty & Wellness	43%	19%	35%	19%
Fashion & Accessories	10%	14%	12%	16%
Total	100%	100%	100%	100%
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
Company Strategy
iMedia is a leading interactive media company that manages a growing portfolio of niche television networks, niche national advertisers and media commerce services. Our strategy includes developing and growing multiple monetization models, including TV retailing, e-commerce, advertising and service fees, to grow our business. We expect that these initiatives build upon our core strengths and provide us an advantage in the marketplace.
Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 79 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and OTT platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and OTT platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. On August 21, 2019, we changed the name of the Evine network back to ShopHQ, which was the name of the network in 2014. We believe ShopHQ is easier to recognize for existing television retailing customers.
Our growth strategy also includes building profitable niche interactive media networks and services, such as the Bulldog Shopping Network, which launched in November 2019, ShopHQHealth and LaVenta. The Bulldog Shopping Network is a new omni-channel, television shopping brand that sells and advertises men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. ShopHQHealth, a new health and wellness television retailing network, is expected to launch on September 1, 2020 in approximately 15 million homes. In addition, in 2021, we expect to launch LaVenta, a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we launched Media Commerce Services, which includes creative and interactive services and third-party logistics services. We plan to expand our service offerings to provide a

“one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services. During the fourth quarter of fiscal 2019 we acquired two businesses, J.W. Hulme and Float Left. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ and utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. We plan to utilize Float Left’s team and technology platform to further grow our content delivery capabilities in OTT platforms while providing new revenue opportunities.
Impact of COVID-19 on Our Business
In December 2019, a new coronavirus disease (“COVID-19”) pandemic was reported to have surfaced in Wuhan, China and subsequently spread across the globe, including all the locations where we operate. As a result of the spread of the virus, certain state and local governmental agencies have imposed travel restrictions, quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy. Based on the various standards published to date, the work our employees and contractors perform may not qualify as critical, essential or life-sustaining and could be adversely impacted by such orders.
We have focused on taking necessary steps to keep our employees, contractors, vendors, customers, guests, and their families safe during these uncertain times. Throughout the pandemic, we have mandated that non-essential personnel work from home, reduced the number of personnel who are allowed in our facilities and on our production set, and implemented increased cleaning protocols, social distancing measures, and temperature screenings for those personnel who enter our facilities. We have also mandated that all essential personnel who do not feel comfortable coming to work will not be required to do so. We have experienced certain disruptions in our business due to these modifications and resource constraints. Restrictions on travel have also negatively impacted the availability of some of our on-air experts and has eliminated our ability to produce remote broadcasts. We have also experienced longer ship times in our transportation network, which has driven increased calls into our customer service center and increased wait times.
In view of the COVID-19 pandemic, we have been reducing spending more broadly across the Company, only proceeding with operating and capital spending that is critical. In addition, we eliminated positions across the ShopHQ segment during the first quarter of fiscal 2020, the majority of whom were employed in customer service, order fulfillment, and television production. We developed contingency plans to reduce costs further if the situation continues to deteriorate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders. As a result, at the time of this filing, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources.
Despite these past and potential adverse impacts of the COVID-19 pandemic, we believe it has been impacted our business less than other media companies because of our direct to consumer business model that serves home-bound consumers who seek to buy goods without leaving the safety of their homes. As a result, beginning at the end of March 2020 and continuing through the second quarter of 2020, we observed an increase in demand for merchandise within our beauty & wellness product category and a decrease in demand for higher priced merchandise within our jewelry category. We have continued to offer our installment payment option. While we expect demand for our products will continue, we cannot estimate the impact that the COVID-19 pandemic will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic. As the COVID-19 pandemic continues, there is risk of changes in consumer demand, consumer spending patterns, and changes in consumer tastes which may adversely affect our operating results.
Program Distribution
ShopHQ, our 24-hour television shopping program, which is distributed primarily on cable and satellite systems, reached more than 79 million homes during the six months ended August 1, 2020 and August 3, 2019. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our ShopHQ website, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.

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
Television Distribution Rights
During the first six months of fiscal 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems, including channel placement rights. As a result, we recorded a television distribution rights asset of $30.6 million. The liability relating to the television distribution right was $29.8 million as of August 1, 2020, of which $21.2 million was classified as current. We believe having favorable channel positioning within the general entertainment area on the distributor's channel line-up impacts our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases.
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
Summary Results for the Second Quarter of Fiscal 2020
Consolidated net sales for our fiscal 2020 second quarter were $124.5 million compared to $131.5 million for our fiscal 2019 second quarter, which represents a 5% decrease. We reported operating income of $2.5 million and net income of $1.1 million for our fiscal 2020 second quarter. The operating and net income for the fiscal 2020 second quarter included settlement and incremental COVID-19 related legal costs totaling $315,000. We reported an operating loss of $9.3 million and a net loss of $10.2 million for our fiscal 2019 second quarter. The operating and net loss for the fiscal 2019 second quarter included restructuring costs of $5.2 million, charges relating to executive and management transition costs totaling $310,000, and rebranding costs of $238,000.
Consolidated net sales for the first six months of fiscal 2020 were $220.3 million compared to $263.0 million for the first six months of fiscal 2019, which represents a 16% decrease. We reported an operating loss of $3.2 million and a net loss of $5.8 million for the first six months of fiscal 2020. The operating and net loss for the first six months of fiscal 2020 included transaction, settlement and integration costs totaling $574,000; and restructuring costs of $209,000. We reported an operating loss of $29.5 million and a net loss of $31.2 million for the first six months of fiscal 2019. The operating and net loss for the first six months of fiscal 2019 included an inventory impairment write-down of $6.1 million, restructuring costs of $5.2 million, charges relating to executive and management transition costs totaling $2.3 million and rebranding costs of $238,000.
Private Placement
On April 14, 2020, we entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which we sold an aggregate of 1,836,314 shares of our common stock, issued warrants to purchase an aggregate of 979,190 shares of our common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate 114,698 shares of our common stock at a price of $0.001 per share in a private placement, for an aggregate cash purchase price of $4.0 million. The initial closing occurred on April 17, 2020 and we received gross proceeds of $1.5 million. The additional closings occurred on May 22, 2020, June 8, 2020, June 12, 2020 and July 11, 2020 and we received gross proceeds of $2.5 million. We have used the proceeds for general working capital purposes.
The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. IWCA is owned by our Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of our company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions” in the notes to our condensed consolidated financial statements. Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest shareholder.
The warrants have an exercise price per share of $2.66 and are exercisable at any time and from time to time from six months following their issuance date until April 14, 2025. We have included a blocker provision in the purchase agreement whereby no purchaser may be issued shares of our common stock if the purchaser would own over 19.999% of our outstanding common stock and, to the extent a purchaser in this offering would own over 19.999% of our outstanding common stock, that purchaser will receive fully-paid warrants (in contrast to the coverage warrants that will be issued in this transaction, as described above) in lieu of the shares that would place such holder’s ownership over 19.999%. Further, we included a similar blocker in the warrants (and amended the warrants purchased by the purchasers on May 2, 2019, if any) whereby no purchaser of the warrants may exercise a warrant if the holder would own over 19.999% of our outstanding common stock.
Restructuring Costs
During the first quarter of fiscal 2020, the Company implemented and completed another cost optimization initiative, which eliminated positions across the ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, we recorded restructuring charges of $0 and $209,000 for the second quarter and first six months of fiscal 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the ShopHQ segment. These initiatives were substantially completed as of August 1, 2020, with related cash payments expected to continue through the third quarter of fiscal 2020. The first quarter fiscal 2020 optimization initiative is expected to eliminate approximately $16 million in annual overhead costs.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	37.2%	36.3%	37.1%	32.3%
Operating expenses:
Distribution and selling	25.6%	33.1%	29.8%	34.3%
General and administrative	4.1%	4.2%	4.7%	4.7%
Depreciation and amortization	5.5%	1.9%	3.9%	1.6%
Restructuring costs	—%	3.9%	0.1%	2.0%
Executive and management transition costs	—%	0.3%	—%	0.9%
	35.2%	43.4%	38.5%	43.5%
Operating income (loss)	2.0%	(7.1)%	(1.4)%	(11.2)%

Key Performance Metrics

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
Merchandise Metrics
Gross margin %	37.2%	36.3%	90 bps	37.1%	32.3%	480 bps
Net shipped units (in thousands)	1,763	1,750	1%	3,111	3,649	(15)%
Average selling price	$63	$68	(7)%	$63	$65	(3)%
Return rate	11.9%	19.8%	(790) bps	14.6%	20.0%	(540) bps
ShopHQ Digital net sales % (a)	50.1%	52.7%	(260) bps	51.4%	52.6%	(120) bps
Total Customers - 12 Month Rolling (in thousands)	1,014	1,147	(12)%	N/A	N/A
(a) Digital net sales percentage is calculated based on ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2020 second quarter increased 1% from the prior year comparable quarter to approximately 1.8 million. For the six months ended August 1, 2020, net shipped units decreased 15% from the comparable prior year period to 3.1 million. The increase in net shipped units during the second quarter was driven primarily by a mix shift into health products within our beauty & wellness product category, which is a lower average selling price assortment, partially offset by a decrease in consolidated net sales. The decrease in the net shipped units during the first six months of fiscal 2020 was driven primarily by a decrease in consolidated net sales, partially offset by a mix shift into health products within our beauty & wellness product category.
Average Selling Price
The average selling price ("ASP") per net unit was $63 in the second quarter of fiscal 2020, a 7% decrease from the prior year quarter. For the six months ended August 1, 2020, the ASP was $63, a 3% decrease from the prior year comparable period.

The ASP decreases in the second quarter and first six months ended August 1, 2020 were primarily driven by a mix shift into our beauty & wellness product category and ASP decreases in our jewelry & watches product category.
Return Rates
For the three months ended August 1, 2020, our return rate was 11.9% compared to 19.8% for the comparable prior year quarter, a 790 basis point decrease. For the six months ended August 1, 2020, our return rate was 14.6% compared to 20.0% for the comparable prior year period, a 540 basis point decrease. These decreases in the return rates were driven by return rate decreases in all product categories, primarily in our beauty & wellness and jewelry & watches product categories. The decrease in the return rate was additionally driven by a sales mix shift out of jewelry and into beauty & wellness, which has a lower return rate. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 12% over the prior year to approximately 1.0 million. Total customers have declined for the last five years, primarily driven by continued decreases in attracting new customers compared to the prior year. We are working on reversing this trend by implementing the following initiatives, among others, to increase our active customer file:

•	introducing by appointment viewing "static programming," so viewers know when to tune in;

•	launching innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and

•	establishing category specific customer growth priorities around ASP, product assortment and product margins.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2020 second quarter were $124.5 million, a 5% decrease from consolidated net sales of $131.5 million for the comparable prior year quarter. Consolidated net sales, inclusive of shipping and handling revenue, for the first six months of fiscal 2020 were $220.3 million, a 16% decrease from consolidated net sales of $263.0 million for the comparable prior year period.
Net Sales Trends
During the second quarter of fiscal 2020, our consolidated net sales, inclusive of shipping and handling revenue, decreased 5% which continues a multi-year trend of net sales decreases. Our continued decrease in net sales was primarily driven by a 12% decline in our 12-month active customer file (as discussed under “Total Customers” above), while our average spend per customer remained relatively static. This trend has been a significant driver of our sales decreases over the prior two years.
Consolidated Net Sales for the Second Quarter and First Six Months of Fiscal 2020 Compared to the Prior Year Periods

	For the Three-Month Periods Ended
	August 1, 2020	August 3, 2019	Change	% Change
ShopHQ	(in thousands)
Net merchandise sales by category:
Jewelry & Watches	$39,058	$57,440	$(18,382)	(32)%
Home & Consumer Electronics	12,375	22,540	(10,165)	(45)%
Beauty & Wellness	46,571	22,981	23,590	103%
Fashion & Accessories	10,951	16,100	(5,149)	(32)%
All other (primarily shipping & handling revenue)	11,715	11,687	28	—%
Total ShopHQ	120,670	130,748	(10,078)	(8)%
Emerging	3,845	755	3,090	409%
Consolidated net sales	$124,515	$131,503	$(6,988)	(5)%

	For the Six-Month Periods Ended
	August 1, 2020	August 3, 2019	Change	% Change
ShopHQ	(in thousands)
Net merchandise sales by category:
Jewelry & Watches	$78,460	$108,868	$(30,408)	(28)%
Home & Consumer Electronics	25,142	46,567	(21,425)	(46)%
Beauty & Wellness	67,434	44,962	22,472	50%
Fashion & Accessories	23,675	38,454	(14,779)	(38)%
All other (primarily shipping & handling revenue)	19,758	22,696	(2,938)	(13)%
Total ShopHQ	214,469	261,547	(47,078)	(18)%
Emerging	5,880	1,477	4,403	298%
Consolidated net sales	$220,349	$263,024	$(42,675)	(16)%
Jewelry & Watches: The $18.4 million and $30.4 million decreases in jewelry & watches during the second quarter and first six months of fiscal 2020 were primarily due to reduced productivity (sales per on-air minute) from a declining customer file during the second quarter and first six months of fiscal 2020, primarily in jewelry. The decrease was also attributable to decreased airtime of 34% and 16% in the second quarter and first six months of fiscal 2020. Jewelry & watches continues to be our most productive category, primarily with watches. The airtime decreases in jewelry & watches was primarily within jewelry, as we shifted airtime into beauty & wellness as a result of increased demand for health related products during the second quarter.
Home & Consumer Electronics: The $10.2 million and $21.4 million decreases during the second quarter and first six months of fiscal 2020 were driven by a 49% and 32% reduction in airtime during the quarter and a declining customer file.
Beauty & Wellness: The $23.6 million and $22.5 million increases during the second quarter and first six months of fiscal 2020 were driven by increased active customers. The increases were also driven by increased airtime of 123% and 76% during the second quarter and first six months of fiscal 2020.
Fashion & Accessories: The $5.1 million and $14.8 million decreases were driven by a decreased active customer base and an overall softness in this product category. The decreases were additionally driven by reduced airtime of 23% and 19%.
Other: The $2.9 million decrease during the first six months of fiscal 2020 was driven by a decrease in shipping & handling revenue resulting from the 15% decrease in net shipped units.
Emerging Businesses: The $3.1 million and $4.4 million increases during the second quarter and first six months of fiscal 2020 were driven by revenue from business initiatives commencing in second half of fiscal 2019, such as our third-party logistics services, the Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. The increase was partially offset by reduced sales from our niche website, princetonwatches.com.
Digital and Mobile Net Sales
We believe that our television shopping program is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our television program and then placing their orders online or through mobile devices. Our digital sales penetration, or, the percentage of ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 50.1% and 51.4% during the second quarter and first six months of fiscal 2020 compared to 52.7% and 52.6% during the second quarter and first six months of fiscal 2019. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration decreased to 55.5% and 55.6% of total digital orders in the second quarter of fiscal 2020 versus 58.5% and 58.6% of total digital orders for the comparable prior year period.

Gross Profit

	For the Three-Month Periods Ended
	August 1, 2020	August 3, 2019	Change	% Change
	(in thousands)
ShopHQ	$44,731	$47,669	$(2,938)	(6)%
Emerging	1,561	57	1,504	2,639%
Consolidated gross profit	$46,292	$47,726	$(1,434)	(3)%

Consolidated gross profit for the second quarter of fiscal 2020 was $46.3 million, a decrease of $1.4 million, or 3%, compared to the second quarter of fiscal 2019. ShopHQ's gross profit decreased $2.9 million, or 6% compared to the second quarter of fiscal 2019 and was primarily driven by the 8% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during the second quarter of fiscal 2020. Emerging's gross profit increased $1.5 million compared to the second quarter of fiscal 2019 and was primarily driven by the increase in net sales (as discussed above).
Consolidated gross margin percentages for the second quarters of fiscal 2020 and fiscal 2019 were 37.2% and 36.3%, which represent a 90 basis point increase. ShopHQ's gross margin percentages for the second quarters of fiscal 2020 and fiscal 2019 were 37.1% and 36.5%, which represent a 60 basis point increase. The increase in the gross margin percentage reflects the following: a 230 basis point margin increase attributable to a shift into our beauty & wellness category, which typically has a higher margin rate; a 140 basis point margin increase attributable to increased gross profit rates in most product categories, primarily jewelry & watches; and a 20 basis point increase due to higher shipping and handling margins; partially offset by a 310 basis point decrease attributable to increased inventory markdowns. Emerging's gross margin percentages for the second quarters of fiscal 2020 and fiscal 2019 were 40.6% and 7.5%. The increase in the Emerging gross margin percentage reflects business initiatives commencing in the second half of fiscal 2019, such as Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. Our third-party logistics services commenced operations at the end of our fiscal 2019 first quarter.

	For the Six-Month Periods Ended
	August 1, 2020	August 3, 2019	Change	% Change
	(in thousands)
ShopHQ	$79,686	$84,848	$(5,162)	(6)%
Emerging	2,163	171	1,992	1,165%
Consolidated gross profit	$81,849	$85,019	$(3,170)	(4)%
Consolidated gross profit for the first six months of fiscal 2020 was $81.8 million, a decrease of $3.2 million, or 4%, compared to the first six months of fiscal 2019. ShopHQ's gross profit decreased $5.2 million, or 6% compared to the first six months of fiscal 2019 and was primarily driven by the 18% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during the first six months of fiscal 2020. The first six months of fiscal 2019 includes a non-cash inventory impairment write-down of $6.1 million. Emerging's gross profit increased $2.0 million compared to the first six months of fiscal 2019 and was primarily driven by the increase in net sales (as discussed above).
Consolidated gross margin percentages for the first six months of fiscal 2020 and fiscal 2019 were 37.1% and 32.3%, which represent a 480 basis point increase. ShopHQ's gross margin percentages for the first six months of fiscal 2020 and fiscal 2019 were 37.2% and 32.4%, which represent a 480 basis point increase. The increase in the gross margin percentage reflects the following: a 220 basis point margin increase attributable to increased gross profit rates in most product categories, primarily jewelry & watches; a 150 basis point margin increase attributable to a shift into our beauty & wellness category, which typically has a higher margin; a 30 basis point increase due to higher shipping and handling margins; and a 110 basis point increase attributable to decreased inventory markdowns. Emerging's gross margin percentages for the first six months of fiscal 2020 and fiscal 2019 were 36.8% and 11.6%. The increase in the Emerging gross margin percentage reflects business initiatives commencing in the second half of fiscal 2019, such as Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. Our third-party logistics services commenced operations at the end of our fiscal 2019 first quarter.
Operating Expenses
Total operating expenses for the fiscal 2020 second quarter were approximately $43.8 million compared to $57.0 million for the comparable prior year period, a decrease of 23%. Total operating expenses for the first six months of fiscal 2020 were $85.0 million compared to $114.5 million for the comparable prior year period, a decrease of 26%. Total operating expenses as a percentage of net sales were 35.2% and 38.5% during the second quarter and first six months of fiscal 2020, compared to 43.4% and 43.5% during the comparable prior year periods of fiscal 2019. Total operating expenses for the fiscal 2019 second quarter included restructuring costs of $5.2 million, executive and management transition costs of $310,000 and rebranding costs of $238,000. Total operating expenses for the first six months of fiscal 2020 included restructuring costs of $209,000 while total operating expenses for the first six months of fiscal 2019 included restructuring costs of $5.2 million, executive and management transition costs of $2.3 million, and rebranding costs of $238,000. Excluding restructuring costs and executive and management transition costs, total operating expenses as a percentage of net sales for the second quarter and first six months of fiscal 2020 were 35.2% and 38.4%, compared to 39.2% and 40.6% for the second quarter and first six months of fiscal 2019.
Distribution and selling expense decreased $11.6 million, or 27%, to $31.9 million, or 25.6% of net sales during the fiscal 2020 second quarter compared to $43.5 million, or 33.1% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due to decreased program distribution expense of $7.5 million, decreased variable costs of $2.6 million, decreased salaries and benefits of $2.5 million, and decreased online selling and search fees of $137,000. The decrease from the comparable prior period was partially offset by increased accrued incentive compensation of $1.1 million. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $1.8 million and decreased variable credit card processing fees and bad debt credit expense of $1.2 million, partially offset by increased customer services telecommunications service expense of $417,000. Total variable expenses during the second quarter of fiscal 2020 were approximately 7.9% of total net sales versus 9.5% of total net sales for the prior year comparable period.
Distribution and selling expense decreased $24.8 million, or 27%, to $65.6 million, or 29.8% of net sales during the first six months of fiscal 2020 compared to $90.4 million, or 34.3% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first six months due to decreased program distribution expense of $14.4 million, decreased variable costs of $6.4 million, decreased salaries and benefits of $4.8 million, decreased online selling and search fees of $577,000, and decreased travel expense of $214,000. The decrease from the comparable prior period was partially offset by increased accrued incentive compensation of $1.4 million and increased production expense of $144,000. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $3.6 million and decreased variable credit card processing fees and bad debt credit expense of $2.7 million. Total variable expenses during the first six months of fiscal 2020 were approximately 8.6% of total net sales versus 9.7% of total net sales for the prior year comparable period.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2020 second quarter decreased $428,000, or 8%, to $5.1 million or 4.1% of net sales, compared to $5.5 million or 4.2% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the second quarter primarily as a result of decreased salaries of $621,000 and decreased share-based compensation expense of $581,000, partially offset by increased accrued incentive compensation of 460,000 and increased incremental COVID-19 related legal costs of $315,000. For the first six months of fiscal 2020, general and administrative expense decreased $1.9 million, or 16%, to $10.5 million or 4.7% of net sales, compared to $12.4 million or 4.7% of net sales for the comparable prior year period. For the first six months of fiscal 2020, general and administrative expense decreased primarily as a result of decreased salaries of $1.7 million, decreased share-based compensation expense of $923,000, decreased professional fees of $250,000 and decreased rebranding costs of $238,000. The decrease from the comparable prior period was partially offset by increased accrued incentive compensation of $520,000 and increased transaction, settlement and integration costs of $574,000 relating to consulting fees incurred to explore additional loan financings and incremental COVID-19 legal costs.
Depreciation and amortization expense for the fiscal 2020 second quarter increased $4.3 million, or 173%, to $6.8 million compared to $2.5 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the second quarters of fiscal 2020 and fiscal 2019 was 5.5% and 1.9%. Depreciation and amortization expense for the first six months of fiscal 2020 increased $4.5 million, or 109%, to $8.7 million compared to $4.2 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the first six months of fiscal 2020 and fiscal 2019 was 3.9% and 1.6%. The increase in depreciation and amortization expense for the second quarter and first six months of fiscal 2020 was primarily due to increased amortization expense of $5.1 million and $5.1 million relating to the channel placement rights obtained during the first six months of fiscal 2020, increased amortization expense of $94,000 and $188,000 relating to the intangible assets acquired during our fourth quarter fiscal 2019 business acquisitions, and increased depreciation expense of $79,000 and $181,000 resulting from an average net increase in our non-fulfillment depreciable asset base year over year. The increase in depreciation and amortization expense for the second quarter and first six months of fiscal 2020 was partially offset by decreased amortization expense of $935,000 and $976,000 relating primarily to the accelerated amortization of the Evine trademark in fiscal 2019.

Operating Loss
For the fiscal 2020 second quarter, we reported operating income of approximately $2.5 million compared to an operating loss of $9.3 million for the fiscal 2019 second quarter. ShopHQ reported operating income of $3.7 million and Emerging reported an operating loss of $1.3 million for the fiscal 2020 second quarter compared to operating losses of $7.8 million and $1.5 million, respectively, for the fiscal 2019 second quarter. For the second quarter of fiscal 2020, ShopHQ's operating income improved primarily as a result of decreases in distribution and selling expense, restructuring costs, general and administrative expense, and executive and management transition costs. The increase in ShopHQ's operating income was partially offset by an increase in depreciation and amortization expense and a decrease in gross profit driven by decreases in consolidated net sales. Emerging's operating loss improved during the fiscal 2020 second quarter primarily from an increase in gross profit of $1.5 million, a decrease in restructuring costs of $828,000, and a decrease in depreciation and amortization expense of $118,000. The improvement in Emerging's operating loss was partially offset by an increase in distribution and selling expense of $1.6 million and an increase in general and administrative expense of $593,000. Emerging's general and administrative expense and distribution and selling expense increased from business initiatives commencing during the second half of fiscal 2019, such as Bulldog Shopping Network, and recently acquired businesses, J.W. Hulme and Float Left. Our third-party logistics services commenced operations at the end of our fiscal 2019 first quarter. The increase in Emerging's distribution and selling expense was partially offset by a decrease related to our niche website, princetonwatches.com.
For the six months ended August 1, 2020, we reported an operating loss of approximately $3.2 million compared to an operating loss of $29.5 million for the comparable prior year period. ShopHQ and Emerging reported an operating loss of $55,000 and $3.1 million for the six months ended August 1, 2020 compared to $27.0 million and $2.4 million for the six months ended August 3, 2019. ShopHQ's operating loss improved primarily as a result of decreases in distribution and selling expense, restructuring costs, executive and management transition costs, and general and administrative expense. ShopHQ's operating loss also improved due to the non-cash inventory write-down of $6.1 million during the comparable prior period. The improvement in ShopHQ's operating loss was partially offset by a decrease in gross profit driven by decreases in consolidated net sales and an increase in depreciation and amortization expense. Emerging's operating loss increased during the first six months of fiscal 2020 primarily from an increase in distribution and selling expense of $2.2 million, an increase in general and administrative expense of $1.3 million, and an increase in depreciation and amortization expense of $19,000. The increase in Emerging's operating loss was partially offset by an increase in gross profit of $2.0 million and a decrease in restructuring costs of $828,000.
Interest Expense
Total interest expense for the fiscal 2020 second quarter increased $538,000, or 62%, to $1.4 million compared to $864,000 for the comparable prior year period. During the first and second quarter of fiscal 2020, we recorded liabilities relating to television distribution rights, which represents the present value of payments for the television channel placement. The interest expense recorded during the second quarter of fiscal 2020 includes interest expense related to our television distribution rights obligation of $397,000. The total liability was $29.8 million as of August 1, 2020, of which $21.2 million was classified as current in the accompanying condensed balance sheets. Estimated interest expense for the television distribution obligation is $1.3 million for fiscal 2020, $691,000 for fiscal 2021 and $20,000 for fiscal 2022. The remainder of the interest expense increase during the second quarter was related to increased vendor financing interest of $145,000.
Total interest expense for the first six months of fiscal 2020 increased $887,000, or 52%, to $2.6 million compared to $1.7 million for the comparable prior year period. Interest expense for the first six months of fiscal 2020 includes interest expense related to our television distribution rights obligation of $403,000 for the television distribution rights obligations recorded during the first and second quarter of fiscal 2020. The increase in interest rate expense for the first six months of fiscal 2020 was additionally driven by increased interest rate on our PNC Credit Facility, an impact of approximately $239,000, and a higher average balance outstanding during the period, an impact of approximately $102,000. The increase in interest rate was attributable to the increased interest rate margin resulting from the November 25, 2019 amendment to the PNC Credit Facility. The remainder of the interest expense increase during the first six months of fiscal 2020 was related to increased vendor financing interest of $147,000.
Net Income (Loss)
For the fiscal 2020 second quarter, we reported net income of $1.1 million, or $0.11 per share, on 9,532,369 weighted average basic common shares outstanding compared with a net loss of $10.2 million, or $1.35 per share, on 7,550,265 weighted average basic common shares outstanding in the fiscal 2019 second quarter. For the first six months of fiscal 2020, we reported a net loss of $5.8 million, or $0.65 per share, on 8,911,580 weighted average basic common shares outstanding compared with a net loss of $31.2 million, or $4.36 per share, on 7,141,055 weighted average basic common shares outstanding in the first six months of fiscal 2019. The net loss for the second quarter of fiscal 2020 included transaction, settlement and integrations costs totaling $315,000, and interest expense of $1.4 million. The net loss for the second quarter of fiscal 2019 included restructuring costs of $5.2 million, executive and management transition costs of $310,000, rebranding costs of $238,000 and interest expense of $864,000.

The net loss for the first six months of fiscal 2020 included transaction, settlement and integrations costs totaling $574,000; restructuring costs of $209,000; and interest expense of $2.6 million. The net loss for the first six months of fiscal 2019 included a non-cash inventory write-down of $6.1 million; restructuring costs of $5.2 million; executive and management transition costs of $2.3 million; rebranding costs of $238,000; and interest expense of $1.7 million.
For the second quarters of fiscal 2020 and fiscal 2019, the net loss reflects an income tax provision of $15,000. For the first six months of fiscal 2020 and fiscal 2019, the net loss reflects an income tax provision of $30,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2020 second quarter was $10.7 million compared to Adjusted EBITDA of $211,000 for the fiscal 2019 second quarter. For the six-month period ended August 1, 2020, Adjusted EBITDA was $9.1 million compared with $(8.3) million for the comparable prior year period.
A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income (loss)	$1,054	$(10,177)	$(5,774)	$(31,167)
Adjustments:
Depreciation and amortization	7,840	3,511	10,745	6,140
Interest income	—	(6)	(1)	(11)
Interest expense	1,402	864	2,581	1,694
Income taxes	15	15	30	30
EBITDA (a)	$10,311	$(5,793)	$7,581	$(23,314)

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (a)	$10,311	$(5,793)	$7,581	$(23,314)
Adjustments:
Transaction, settlement and integration costs (b)	315	—	574	—
Restructuring costs	—	5,165	209	5,165
Inventory impairment write-down	—	—	—	6,050
Executive and management transition costs	—	310	—	2,341
Rebranding costs	—	238	—	238
Non-cash share-based compensation expense	108	291	723	1,257
Adjusted EBITDA (a)	$10,734	$211	$9,087	$(8,263)
(a) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(b) Transaction, settlement and integration costs for the three and six-month period ended August 1, 2020 includes consulting fees incurred to explore additional loan financings, settlement costs, and incremental COVID-19 related legal costs.
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
Financial Condition, Liquidity and Capital Resources
As of August 1, 2020, we had cash of $18.7 million. In addition, under the PNC Credit Facility (as defined below), we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 1, 2020, we had cash of $10.3 million. For the first six months of fiscal 2020, working capital decreased $10.8 million to $22.6 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.16 at August 1, 2020 and 1.26 at February 1, 2020.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of August 1, 2020, we had cash of $18.7 million and additional borrowing capacity of $9.4 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
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

As of August 1, 2020, we had borrowings of $41.0 million under our revolving line of credit. As of August 1, 2020, the term loan under the PNC Credit Facility had $13.8 million outstanding, of which $2.7 million was classified as current in the accompanying condensed consolidated balance sheets. Remaining available capacity under the revolving credit facility as of August 1, 2020 was approximately $9.4 million, which provides liquidity for working capital and general corporate purposes. In addition, as of August 1, 2020, our unrestricted cash plus unused line availability was $28.1 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
Principal borrowings under the term loan are payable in monthly installments over an 84-month amortization period that commenced on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year.
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
Private Placement Securities Purchase Agreement
On April 14, 2020, we entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which we will issue and sell shares of our common stock and warrants to purchase shares of our common stock. The initial closing occurred on April 17, 2020 and we issued an aggregate of 731,937 shares and warrants to purchase an aggregate of 367,197 shares of our common stock. We received gross proceeds of $1.5 million for the initial closing. The additional closings occurred during the second quarter of fiscal 2020 with an aggregate cash purchase price of $2.5 million, in which we issued 1,104,377 shares of our common stock, warrants to purchase an aggregate of 611,993 shares of our common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate of 114,698 shares of our common stock at a price of $0.001 per share. See Note 8 - "Shareholders' Equity" in the notes to our condensed consolidated financial statements for additional information.
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
We have experienced a decline in net sales and a decline in our active customer file during the first six months of fiscal 2020, and fiscal years 2019, 2018 and 2017 and a corresponding decrease in our profitability. We have taken or are taking the following steps to enhance our operations and liquidity position: entered into a private placement securities purchase agreements in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement in which we received gross proceeds of $4.0 million during the first six months of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in our work force; negotiated improved payment terms with our inventory vendors; renegotiating with certain cable and satellite distributors to reduce our service costs and improve our payment terms; planned a reduction in capital expenditures compared to prior years; managing our inventory receipts in fiscal 2020 to reduce our inventory on hand; implemented by appointment viewing "static programming" to increase viewership; launching or have launched new innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and establishing category specific customer growth priorities around ASP, product assortment and product margins; launched Bulldog Shopping Network, a niche television shopping network geared towards male consumers in November 2019; partnered with well-known personalities to develop and market exclusive lifestyle brands; and acquired Float Left and J.W. Hulme. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, we plan to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands.
Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants (as described above). Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs, planned capital expenditures and meet credit facility covenants, and our cash reserves are depleted, we may need to take further actions that are within the Company's control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and has negatively impacted, and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on our business and financial results. Despite these adverse impacts of COVID-19, we believe the COVID-19 pandemic has been impacting our business less than other media companies because of our direct to consumer business model that serves home-bound consumers who seek to buy goods without leaving the safety of their homes. As a result, beginning at the end of March 2020 and continuing through the second quarter of 2020, we observed an increase in demand for merchandise within our beauty & wellness category, particularly in health products, and a decrease in demand for higher priced merchandise within our jewelry category. While we expect demand for our products will continue, we cannot estimate the impact that the COVID-19 pandemic will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic. As the COVID-19 pandemic continues, there is risk of changes in consumer demand, consumer spending patterns, and changes in consumer tastes which may adversely affect our operating results. We believe that it is probable our existing cash balances, together with the cost cutting measures described above and our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For the six months ended August 1, 2020, net cash provided by operating activities totaled $21.3 million compared to net cash provided by operating activities of approximately $92,000 for the comparable fiscal 2019 period. Net cash provided by operating activities for the fiscal 2020 and 2019 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television distribution rights, and inventory impairment write-down. In addition, net cash provided by operating activities for the six months ended August 1, 2020 reflects decreases in inventory, accounts payable and accrued liabilities, accounts receivable, and prepaid expenses, and an increase in deferred revenue. Inventories decreased as a result of managing our inventory levels commensurate with our sales. Accounts receivable decreased during the first six months of fiscal 2020 as a result of collections made on outstanding receivables resulting from our seasonal high fourth quarter and decrease in sales. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2020 primarily due to a decrease in inventory payables as a result of payments made for higher holiday season purchases and a decrease in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition. The decrease in accounts payable and accrued liabilities was partially offset by an increase in accrued cable distribution fees as a result of negotiated extended payment agreements. Prepaid expenses and other decreased primarily due to a reduction in prepaid software fees.
Net cash used for investing activities totaled $2.5 million for the first six months of fiscal 2020 compared to net cash used for investing activities of $3.5 million for the comparable fiscal 2019 period. For the six months ended August 1, 2020 and August 3, 2019, expenditures for property and equipment were $2.5 million and $3.5 million. Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash used for financing activities totaled $10.3 million for the six months ended August 1, 2020 and related primarily to principal payments on the PNC revolving loan of $18.8 million, principal payments on our PNC term loan of $1.4 million, finance lease payments of $49,000, payments for common stock issuance costs of $17,000, and tax payments for restricted stock unit issuances of $7,000, offset by proceeds from our PNC revolving loan of $5.9 million and proceeds from the issuance of common stock and warrants of $4.0 million. Net cash provided by financing activities totaled $4.5 million for the six months ended August 3, 2019 and related primarily to proceeds from our PNC revolving loan of $109.7 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on our PNC revolving loan of $109.7 million, principal payments on our PNC term loan of $1.4 million, payments for common stock issuance costs of $66,000, finance lease payments of $23,000 and tax payments for restricted stock unit issuances of $21,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, employment, intellectual property and consumer protection matters. In the opinion of management, none of the claims and suits, either individually or in the aggregate, is reasonably expected to have a material adverse effect on our operations or consolidated financial statements.

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of the Company's annual report on Form 10-K for the year ended February 1, 2020, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report, except as set forth below.
We are subject to work from home orders and other operations restrictions that could limit our ability to operate our business.
We are subject to work-form-home orders and other limitations on our business in the states in which we operate. The restrictions, among other things, require us to operate with only certain employees in person in our facilities. We have focused on taking necessary steps to keep our employees, contractors, vendors, customers, guests, and their families safe during these uncertain times, which has required that we mandate that non-essential personnel work from home, that we reduce the number of personnel who are allowed in our facilities and on our production set, and that we implement increased cleaning protocols, social distancing measures, and temperature screenings for those personnel who enter our facilities. We have also mandated that all essential personnel who do not feel comfortable coming to work will not be required to do so. These limitations, as well as additional restrictions that could be placed on our ability to operate by federal, state or local governments, could impact our ability to operate our television home shopping, distribution and other businesses, including by reducing the quality of our broadcasts or delaying shipment of our products. This could reduce our profitability and impact our results of operations.
Our results of operations may be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain. Our operations may also be limited impacted by government monitoring and/or regulation of product sales in connection with the COVID-19 pandemic.
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
Furthermore, since April 2020, we have received communications, including cease and desist letters, from the Offices of the Attorneys General for the states of Florida, Kansas, Minnesota, New York and Ohio in connection with our sale of certain COVID-19-related products, including face masks and hand sanitizers. The allegations range from potential unfair or deceptive advertising practices to price gouging. We have responded to each claim and do not currently have a basis to believe we have violated any state law; however, at this time, we are unable to determine the probability of the outcome of these matters or estimate a range of reasonably possible loss, if any.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Dividends
We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in Note 7 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference (1)

3.2	By-Laws of the Registrant (as amended through July 16, 2019)	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

10.1
First Amendment, dated as of June 12, 2020, to that certain Common Stock and Warrant Purchase Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein
Incorporated by reference (4)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on July 13, 2020, File No. 333-239832.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 16, 2019, File No. 001-37495.
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015, File No. 000-20243.
(4)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated May 2, 2020, filed on June 16, 2020, File No. 001-37495.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc. (Registrant)
August 25, 2020	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer & Interim Chief Financial Officer (Principal Executive Officer and acting principal financial and accounting officer)