Form 10-Q
period 2020-10-31
iMedia Brands, Inc.
filed 2020-12-11
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 9, 2020, there were 13,016,766 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
FORM 10-Q

October 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2020	February 1, 2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$18,962	$10,287
Accounts receivable, net	53,539	63,594
Inventories	71,666	78,863
Current portion of television distribution rights, net	15,420	—
Prepaid expenses and other	7,364	8,196
Total current assets	166,951	160,940
Property and equipment, net	43,560	47,616
Television distribution rights, net	3,875	—
Other assets	4,413	4,187
TOTAL ASSETS	$218,799	$212,743
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,168	$83,659
Accrued liabilities	28,102	40,250
Current portion of television distribution rights obligations	21,478	—
Current portion of long term credit facility	2,714	2,714
Current portion of operating lease liabilities	643	704
Deferred revenue	205	141
Total current liabilities	134,310	127,468
Other long term liabilities	5,619	335
Long term credit facility	49,836	66,246
Total liabilities	189,765	194,049
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 and 14,600,000 shares authorized as of October 31, 2020 and February 1, 2020; 13,016,660 and 8,208,227 shares issued and outstanding as of October 31, 2020 and February 1, 2020	130	82
Additional paid-in capital	473,647	452,833
Accumulated deficit	(444,743)	(434,221)
Total shareholders' equity	29,034	18,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$218,799	$212,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(In thousands, except share and per share data)
Net sales	$109,025	$115,159	$329,374	$378,183
Cost of sales	68,211	73,573	206,711	251,578
Gross profit	40,814	41,586	122,663	126,605
Operating expense:
Distribution and selling	31,490	38,332	97,100	128,717
General and administrative	4,687	5,415	15,158	17,816
Depreciation and amortization	7,977	2,053	16,700	6,234
Restructuring costs	55	1,516	264	6,681
Executive and management transition costs	—	87	—	2,428
Total operating expense	44,209	47,403	129,222	161,876
Operating loss	(3,395)	(5,817)	(6,559)	(35,271)
Other income (expense):
Interest income	1	4	2	15
Interest expense	(1,339)	(914)	(3,920)	(2,608)
Total other expense, net	(1,338)	(910)	(3,918)	(2,593)
Loss before income taxes	(4,733)	(6,727)	(10,477)	(37,864)
Income tax provision	(15)	(14)	(45)	(44)
Net loss	$(4,748)	$(6,741)	$(10,522)	$(37,908)
Net loss per common share	$(0.39)	$(0.89)	$(1.05)	$(5.20)
Net loss per common share — assuming dilution	$(0.39)	$(0.89)	$(1.05)	$(5.20)
Weighted average number of common shares outstanding:
Basic	12,177,990	7,577,028	10,000,383	7,286,380
Diluted	12,177,990	7,577,028	10,000,383	7,286,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Nine-Month Period Ended October 31, 2020	(In thousands, except share data)
BALANCE, February 1, 2020	8,208,227	$82	$452,833	$(434,221)	$18,694
Net loss	—	—	—	(6,828)	(6,828)
Common stock issuances pursuant to equity compensation awards	32,652	1	(3)	—	(2)
Share-based payment compensation	—	—	615	—	615
Common stock and warrant issuance	731,937	7	1,418	—	1,425
BALANCE, May 2, 2020	8,972,816	90	454,863	(441,049)	13,904
Net income	—	—	—	1,054	1,054
Common stock issuances pursuant to equity compensation awards	64,456	1	(6)	—	(5)
Share-based payment compensation	—	—	108	—	108
Common stock and warrant issuance	1,104,377	10	2,375	—	2,385
BALANCE, August 1, 2020	10,141,649	$101	$457,340	$(439,995)	$17,446
Net loss	—	—	—	(4,748)	(4,748)
Common stock issuances pursuant to equity compensation awards	313	—	(1)	—	(1)
Exercise of warrants	114,698	1	(1)	—	—
Share-based payment compensation	—	—	504	—	504
Common stock issuance	2,760,000	28	15,805	—	15,833
BALANCE, October 31, 2020	13,016,660	$130	$473,647	$(444,743)	$29,034

	Common Stock		Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value		Accumulated Deficit
For the Nine-Month Period Ended November 2, 2019	(In thousands, except share data)
BALANCE, February 2, 2019	6,791,934	$68	$442,808	$(377,925)	$64,951
Net loss	—	—	—	(20,990)	(20,990)
Common stock issuances pursuant to equity compensation awards	31,164	—	(8)	—	(8)
Share-based payment compensation	—	—	966	—	966
Common stock and warrant issuance	800,000	8	6,010	—	6,018
BALANCE, May 4, 2019	7,623,098	76	449,776	(398,915)	50,937
Net loss	—	—	—	(10,177)	(10,177)
Common stock issuances pursuant to equity compensation awards	53,837	1	(14)	—	(13)
Share-based payment compensation	—	—	291	—	291
BALANCE, August 3, 2019	7,676,935	$77	$450,053	$(409,092)	$41,038
Net loss	—	—	—	(6,741)	(6,741)
Common stock issuances pursuant to equity compensation awards	100	—	—	—	—
Share-based payment compensation	—	—	426	—	426
BALANCE, November 2, 2019	7,677,035	$77	$450,479	$(415,833)	$34,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month
	Periods Ended
	October 31, 2020	November 2, 2019
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(10,522)	$(37,908)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	19,697	9,192
Share-based payment compensation	1,227	1,683
Amortization of deferred financing costs	148	152
Payments for television distribution rights	(5,292)	—
Inventory impairment write-down	—	6,050
Changes in operating assets and liabilities:
Accounts receivable, net	10,055	18,034
Inventories	7,197	(23,577)
Deferred revenue	90	(27)
Prepaid expenses and other	1,472	640
Accounts payable and accrued liabilities	(14,964)	23,006
Net cash provided by (used for) operating activities	9,108	(2,755)
INVESTING ACTIVITIES:
Property and equipment additions	(3,680)	(5,367)
Net cash used for investing activities	(3,680)	(5,367)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	20,043	6,000
Proceeds from issuance of revolving loan	14,400	160,400
Payments on revolving loan	(28,800)	(160,400)
Payments on term loan	(2,036)	(2,035)
Payments for business acquisition	(238)	—
Payments on finance leases	(75)	(46)
Payments for common stock issuance costs	(39)	(109)
Payments for restricted stock issuance	(8)	(21)
Net cash provided by financing activities	3,247	3,789
Net increase (decrease) in cash and restricted cash equivalents	8,675	(4,333)
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	10,287	20,935
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$18,962	$16,602
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,307	$2,288
Income taxes paid	$80	$31
Television distribution rights obtained in exchange for liabilities	$30,633	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$459	$387
Common stock issuance costs included in accrued liabilities	$361	$—
Equipment acquired through finance lease obligations	$62	$188
Issuance of warrants	$—	$193
The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020
(Unaudited)

(1) General
iMedia Brands, Inc. (formerly EVINE Live Inc.) and its subsidiaries ("we," "our," "us," or the "Company") are a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands and media commerce services. The Company's television brands are ShopHQ, ShopBulldogTV and ShopHQHealth. ShopHQ is the Company's nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that is geared toward male consumers. ShopHQHealth, which launched in the third quarter of fiscal 2020, is a health and wellness focused television shopping entertainment network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers and their families. The Company's television shopping entertainment programming is distributed through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. It is also streamed live online at shophq.com, shopbulldogtv.com and shophqhealth.com, which are comprehensive digital commerce platforms that sell products which appear on the Company's television shopping entertainment networks as well as an extended assortment of online-only merchandise. The Company's programming is also available on mobile channels and over-the-top ("OTT") platforms. Both the Company's programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
The Company's consumer brands include J.W. Hulme Company ("J.W. Hulme"), Kate & Mallory, Live Fit MD, and Indigo Thread. J.W. Hulme was acquired during the fourth quarter of fiscal 2019.
The Company's Media Commerce Services brands are Float Left Interactive, Inc. ("Float Left") and third-party logistics business i3PL. Float Left was acquired during the fourth quarter of fiscal 2019. Media Commerce Services offers creative and interactive advertising, OTT app services and third-party logistics.
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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 1, 2020 has been derived from the Company's audited financial statements for the fiscal year ended February 1, 2020. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 1, 2020. Operating results for the nine-month period ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2019, ended on February 1, 2020, and consisted of 52 weeks. Fiscal 2020 will end January 30, 2021 and will contain 52 weeks. The three and nine-month periods ended October 31, 2020 and November 2, 2019 each consisted of 13 and 39 weeks.
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

(3) Revenue
Revenue Recognition
Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue for services is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of October 31, 2020 and February 1, 2020, the Company recorded a merchandise return liability of $4,592,000 and $5,820,000, included in accrued liabilities, and a right of return asset of $2,408,000 and $3,171,000, included in other current assets.
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
As of October 31, 2020, approximately $6,000 was expected to be recognized from remaining performance obligations over the next two months. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Revenue recognized over time was $9,000 for both of the three-month periods ended October 31, 2020 and November 2, 2019 and $26,000 for both of the nine-month periods ended October 31, 2020 and November 2, 2019.
Accounts Receivable
The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of October 31, 2020 and February 1, 2020, the Company had approximately $45,764,000 and $56,928,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $2,803,000 and $6,579,000. The decrease in the total reserve as a percentage of receivables is primarily due to the Company's recently shortened active collections cycle, whereby the Company is pursuing collection for a shorter period prior to selling and writing off its receivables while yielding a comparable recovery rate.

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
As of October 31, 2020 and February 1, 2020, the Company's long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, had carrying values of $52,550,000 and $68,960,000. As of October 31, 2020 and February 1, 2020, $2,714,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(5) Television Distribution Rights
Television distribution rights in the accompanying condensed consolidated balance sheets consisted of the following:

	October 31, 2020	February 1, 2020
Television distribution rights	$30,633,000	$—
Less accumulated amortization	(11,338,000)	—
Television distribution rights, net	$19,295,000	$—
During the first three quarters of fiscal 2020, the Company entered into certain affiliation agreements with television service providers for carriage of its television programming over their systems, including channel placement rights. The rights provide the Company with a channel position on the service provider's channel line-up. The Company recorded television distribution rights of $30.6 million during the first nine months of fiscal 2020, which represents the present value of payments for the television distribution channel placement. Television distribution rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was 1.2 years as of October 31, 2020. Amortization expense related to the television distribution rights was $6,189,000 and $11,338,000 for the three and nine-month periods ended October 31, 2020 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated amortization expense is $16,594,000 for fiscal 2020, $12,423,000 for fiscal 2021, and $1,616,000 for fiscal 2022. The liability relating to the television distribution rights was $26,232,000 as of October 31, 2020, of which $21,478,000 was classified as current in the accompanying condensed consolidated balance sheets. The long-term portion of the obligations is included in other long term liabilities within the accompanying condensed consolidated balance sheets. Interest expense related to the television distribution rights obligation was $488,000 and $891,000 during the three and nine-month periods ended October 31, 2020.
In addition to the channel placement fees, the Company's affiliation agreements generally provide that it will pay each operator a monthly access fee, most often based on the number of homes receiving the Company's programming, and in some cases marketing support payments. Monthly access fees are expensed as distribution and selling expense within the condensed consolidated statement of operations.
Subsequent to October 31, 2020, the Company both extended and entered into new affiliation agreements with channel placement rights. The total cash consideration for the television distribution rights under the new and extended agreements will be $14.0 million.

(6) Intangible Assets
Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	October 31, 2020		February 1, 2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade Names	3-15	$1,568,000	$(97,000)	$1,568,000	$(19,000)
Technology	4	772,000	(179,000)	772,000	(35,000)
Customer Lists	3-5	339,000	(74,000)	339,000	(14,000)
Vendor Exclusivity	5	192,000	(58,000)	192,000	(29,000)
Total finite-lived intangible assets		$2,871,000	$(408,000)	$2,871,000	$(97,000)
Finite-lived Intangible Assets
The finite-lived intangible assets are included in other assets in the accompanying condensed consolidated balance sheets and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; and a vendor exclusivity agreement. Amortization expense related to the finite-lived intangible assets was $103,000 and $318,000 for the three-month periods ended October 31, 2020 and November 2, 2019 and $311,000 and $1,304,000 for the nine-month periods ended October 31, 2020 and November 2, 2019. Estimated amortization expense is $415,000 for fiscal 2020 and fiscal 2021, $410,000 for fiscal 2022, $352,000 for fiscal 2023, and $156,000 for fiscal 2024.

(7) Credit Agreements
The Company's long-term credit facility consists of:

	October 31, 2020	February 1, 2020
PNC revolving loan due July 27, 2023, principal amount	$39,500,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	13,119,000	15,155,000
Less unamortized debt issuance costs	(69,000)	(95,000)
PNC term loan due July 27, 2023, carrying amount	13,050,000	15,060,000
Total long-term credit facility	52,550,000	68,960,000
Less current portion of long-term credit facility	(2,714,000)	(2,714,000)
Long-term credit facility, excluding current portion	$49,836,000	$66,246,000
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
As of October 31, 2020, the Company had borrowings of $39.5 million under its revolving line of credit. Remaining available capacity under the revolving line of credit as of October 31, 2020 was approximately $11.0 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company's distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company's previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving line of credit borrowings. As of October 31, 2020, there was approximately $13.1 million outstanding under the term loan, of which $2.7 million was classified as current in the accompanying condensed consolidated balance sheet.
Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period that commenced on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of October 31, 2020, the imputed effective interest rate on the PNC term loan was 6.5%.
Interest expense recorded under the PNC Credit Facility was $743,000 and $2,767,000 for the three and nine-month periods ended October 31, 2020 and $904,000 and $2,593,000 for the three and nine-month periods ended November 2, 2019.
The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of October 31, 2020, the Company's unrestricted cash plus unused line availability was $29.9 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Deferred financing costs, net of amortization, relating to the revolving line of credit were $284,000 and $406,000 as of October 31, 2020 and February 1, 2020 and are included within other assets within the accompanying condensed consolidated balance sheets. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.
The aggregate maturities of the Company's long-term credit facility as of October 31, 2020 were as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2020	$678,000	$—	$678,000
2021	2,714,000	—	2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	39,500,000	46,513,000
	$13,119,000	$39,500,000	$52,619,000
Cash Requirements
Currently, the Company's principal cash requirements are to fund business operations, which consist primarily of purchasing inventory for resale, funding ValuePay installment receivables, funding the Company's basic operating expenses, particularly the Company's contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. The Company closely manages its cash resources and working capital. The Company attempts to manage its inventory receipts and reorders in order to ensure its inventory investment levels remain commensurate with the Company's current sales trends. The Company also monitors the collection of its credit card and ValuePay installment receivables and manages vendor payment terms in order to more effectively manage the Company's working capital which includes matching cash receipts from the Company's customers, to the extent possible, with related cash payments to the Company's vendors. ValuePay remains a cost-

effective promotional tool for the Company. The Company continues to make strategic use of its ValuePay program in an effort to increase sales and to respond to similar competitive programs.
The Company experienced a decline in net sales and a decline in its active customer file during the first nine months of fiscal 2020, and fiscal years 2019, 2018 and 2017 and a corresponding decrease in the Company's profitability. The Company has taken or is taking the following steps to enhance its operations and liquidity position: completed an equity public offering during the third quarter of fiscal 2020 in which the Company received proceeds of $15.8 million, after deducting underwriters’ discounts and commissions and other offering costs; entered into a private placement securities purchase agreement in which the Company received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement in which the Company received gross proceeds of $4.0 million during the first half of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in the Company's work force; negotiated improved payment terms with the Company's inventory vendors; planned a reduction in capital expenditures compared to prior years; renegotiating with certain major cable and satellite distributors to reduce service costs and improve payment terms; and managing the Company's inventory receipts in fiscal 2020 to reduce inventory on hand.
The Company's ability to fund operations and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in its sales and to use available funds from its PNC Credit Facility. The Company's ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility's covenants (as described above). Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs, planned capital expenditures and meet credit facility covenants, and its cash reserves are depleted, the Company may need to take further actions that are within the Company's control, such as further reductions or delays in capital investments, additional reductions to the Company's workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and may continue to impact demand for the Company's merchandise and impact its stock price. As a result, it is difficult to predict the overall impact of COVID-19 on the Company's business and financial results. Beginning at the end of March 2020 and continuing through the third quarter of 2020, the Company observed an increase in demand for merchandise within the Company's beauty & wellness category, particularly in health products, and a decrease in demand for higher priced merchandise within its jewelry category. As the COVID-19 pandemic continues, there is risk of changes in consumer demand, consumer spending patterns, and changes in consumer tastes which may adversely affect the Company's operating results. The Company believes that it is probable its existing cash balances, together with the cost cutting measures described above and its availability under the PNC Credit Facility, will be sufficient to fund the Company's normal business operations over the next twelve months from the issuance of this report.

(8) Shareholders' Equity
Reverse Stock Split
On December 11, 2019, the Company effected a one-for-ten reverse stock split of its common stock. Accordingly, all share and per-share amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the current period and prior periods have been retrospectively revised.
Common Stock
Effective July 13, 2020, the Company amended its Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 20,000,000. The Company currently has 10,000,000 shares of capital stock, of which 400,000 is designated as preferred stock, and 20,000,000 shares of common stock. The Company currently has authorized 9,600,000 shares of undesignated capital stock and an additional 20,000,000 shares of common stock authorized. As of October 31, 2020, no shares of capital stock were outstanding and 13,016,660 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Company's PNC Credit Facility.
Public Offering
On August 28, 2020, the Company completed a public offering, in which the Company issued and sold 2,760,000 shares of its common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15,833,000. The Company is using the proceeds for general working capital purposes.

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
The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company's largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company's long-time vendor. IWCA is owned by the Company's Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of the Company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is the Company's largest shareholder.
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
During the third quarter of fiscal 2020, the fully-paid warrants were exercised for the purchase of 114,698 shares of the Company's common stock.
May 2019 Private Placement Securities Purchase Agreement
On May 2, 2019, the Company entered into a private placement securities purchase agreement with certain accredited investors pursuant to which the Company: (a) sold, in the aggregate, 800,000 shares of the Company's common stock at a price of $7.50 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 350,000 shares of the Company's common stock at an exercise price of $15.00 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Retailing Enterprises, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Retailing Enterprises, LLC is a party in which the Company entered into an agreement to liquidate obsolete inventory. Under the purchase agreement, the purchasers agreed to customary standstill provisions related to the Company for a period of two years, as well as to vote their shares in favor of matters recommended by the Company’s board of directors for shareholder approval. In addition, the Company agreed in the purchase agreement to appoint Eyal Lalo as vice chair of the Company’s board of directors, Michael Friedman to the Company’s board of directors and Timothy Peterman as the Company’s chief executive officer.
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
Warrants
As of October 31, 2020, the Company had outstanding warrants to purchase 1,714,120 shares of the Company’s common stock, of which 1,102,127 were fully exercisable. The warrants expire approximately five years from the date of grant. The following table summarizes information regarding warrants outstanding at October 31, 2020:

Grant Date	Warrants Outstanding	Warrants Exercisable	Exercise Price (Per Share)	Expiration Date
September 19, 2016	297,616	297,616	$29.00	September 19, 2021
November 10, 2016	33,386	33,386	$30.00	November 10, 2021
January 23, 2017	48,930	48,930	$17.60	January 23, 2022
March 16, 2017	5,000	5,000	$19.20	March 16, 2022
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	367,197	$2.66	April 14, 2025
May 22, 2020	122,398	—	$2.66	April 14, 2025
June 8, 2020	122,399	—	$2.66	April 14, 2025
June 12, 2020	122,398	—	$2.66	April 14, 2025
July 11, 2020	244,798	—	$2.66	April 14, 2025
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
Compensation expense relating to the restricted stock unit grant was $217,000 and $649,000 for the third quarter and first nine-months of fiscal 2020. As of October 31, 2020, there was $1,946,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 2.2 years.
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
Compensation expense relating to the restricted stock award was $117,000 for the third quarters of fiscal 2020 and fiscal 2019 and $352,000 for the first nine months of fiscal 2020 and fiscal 2019. As of October 31, 2020, there was $498,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of the Company’s non-vested restricted stock award activity as of October 31, 2020 and changes during the nine months then ended is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2020	50,000	$9.39
Granted	—	$—
Vested	—	$—
Non-vested outstanding, October 31, 2020	50,000	$9.39
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
Stock-Based Compensation - Stock Options
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $5,000 and $79,000 for the third quarters of fiscal 2020 and fiscal 2019 and $116,000 and $593,000 for the first nine months of fiscal 2020 and fiscal 2019. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
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

	Fiscal 2019
Expected volatility:	75%	-	82%
Expected term (in years):	6 years
Risk-free interest rate:	1.4%	-	2.6%

A summary of the status of the Company’s stock option activity as of October 31, 2020 and changes during the nine months then ended is as follows:

	2011 Plan	Weighted Average Exercise Price	2004 Plan	Weighted Average Exercise Price
Balance outstanding, February 1, 2020	247,000	$12.44	6,000	$51.52
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(213,000)	$12.37	(3,000)	$48.92
Balance outstanding, October 31, 2020	34,000	$12.87	3,000	$53.49
Options exercisable at October 31, 2020	26,000	$14.96	3,000	$53.49
The following table summarizes information regarding stock options outstanding at October 31, 2020:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	34,000	$12.87	6.3	$8,000	32,000	$13.13	6.2	$7,000
2004 Incentive:	3,000	$53.49	3.4	$—	3,000	$53.49	3.4	$—
The weighted average grant-date fair value of options granted in the first nine months of fiscal 2019 was $3.11. The total intrinsic value of options exercised during the first nine months of fiscal 2020 and fiscal 2019 was $0. As of October 31, 2020, total unrecognized compensation cost related to stock options was $18,000 and is expected to be recognized over a weighted average period of approximately 1.2 years.
Stock-Based Compensation - Restricted Stock Units
Compensation expense relating to restricted stock unit grants was $165,000 and $229,000 for the third quarters of fiscal 2020 and fiscal 2019 and $110,000 and $715,000 for the first nine months of fiscal 2020 and fiscal 2019. As of October 31, 2020, there was $1,137,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.2 years. The total fair value of restricted stock units vested during the first nine months of fiscal 2020 and fiscal 2019 was $318,000 and $383,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.
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
The Company granted 146,000 performance share units to the Company's Chief Executive Officer as part of the Company's long-term incentive program during the first quarter of fiscal 2020. The number of shares earned is based on the Company's achievement of pre-established goals for liquidity over the measurement period from February 2, 2020 to January 30, 2021. Any earned performance share units will vest on January 28, 2023, so long as the executive's service has been continuous through the vest date. The number of units that may actually be earned and become eligible to vest pursuant to this award can be between 0% and 125% of the target number of performance share units. The Company recognizes compensation expense on these performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment.  The grant date fair value of these performance share units is based on the grant date closing price of the Company's stock.
The Company granted 0 and 94,000 market-based restricted stock performance units to executives and key employees as part of the Company's long-term incentive program during the third quarter and first nine months of fiscal 2019. No such market-based restricted stock performance units were granted during the first nine months of fiscal 2020. The number of restricted stock units earned is based on the Company's total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

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
A summary of the status of the Company’s non-vested restricted stock unit activity as of October 31, 2020 and changes during the nine-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2020	129,000	$6.49	435,000	$5.96	—	$—	564,000	$6.08
Granted	—	$—	469,000	$2.33	146,000	1.69	615,000	$2.18
Vested	—	$—	(100,000)	$4.37	—	—	(100,000)	$4.37
Forfeited	(69,000)	$9.05	(67,000)	$4.22	—	—	(136,000)	$6.70
Non-vested outstanding, October 31, 2020	60,000	$3.52	737,000	$4.03	146,000	$1.69	943,000	$3.64

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
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator:
Net loss	$(4,748,000)	$(6,741,000)	$(10,522,000)	$(37,908,000)
Earnings allocated to participating share awards (a)	—	—	—	—
Net loss attributable to common shares — Basic and diluted	$(4,748,000)	$(6,741,000)	$(10,522,000)	$(37,908,000)
Denominator:
Weighted average number of common shares outstanding — Basic (b)	12,177,990	7,577,028	10,000,383	7,286,380
Dilutive effect of stock options, non-vested shares and warrants (c)	—	—	—	—
Weighted average number of common shares outstanding — Diluted	12,177,990	7,577,028	10,000,383	7,286,380
Net loss per common share	$(0.39)	$(0.89)	$(1.05)	$(5.20)
Net loss per common share — assuming dilution	$(0.39)	$(0.89)	$(1.05)	$(5.20)
(a) During fiscal 2018, the Company issued a restricted stock award that is a participating security. For the three and nine-month periods ended October 31, 2020 and November 2, 2019, the entire undistributed loss is allocated to common shareholders.
(b) For the three and nine-month periods ended October 31, 2020, the basic earnings per share computation included 55,000 and 28,000 outstanding fully-paid warrants to purchase shares of the Company's common stock at a price of $0.001 per share.
(c) For the three and nine-month periods ended October 31, 2020, there were 992,000 and 476,000 incremental in-the-money potentially dilutive common shares outstanding, and 75,000 and 40,000 for the three and nine-month periods ended November 2, 2019. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(10) Business Segments and Sales by Product Group
During the fourth quarter of fiscal 2019, the Company changed its reportable segments into two reporting segments: “ShopHQ” and “Emerging.” In light of recent strategic shifts in the Company's emerging businesses, the Company's Chief Executive Officer, the chief operating decision maker, began reviewing operating results of the Emerging segment separately from its core business, ShopHQ. The chief operating decision maker is the Company's Chief Executive Officer and Interim Chief Financial Officer. These segments reflect the way the Company's chief operating decision maker evaluates the Company's business performance and manages its operations. All of Company's sales are made to customers residing in the United States.
The Company does not allocate assets between the segments for its internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the third quarters and first nine months of fiscal 2020 and fiscal 2019. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to its operating segments based on their estimated usage and based on how the Company manages the business. The Company has recast its segment results for all periods presented to conform to the new segment structure.

ShopHQ
The ShopHQ segment encompasses the Company's nationally distributed shopping entertainment network. ShopHQ sells and distributes its products to consumers through its video commerce television, online website and mobile platforms.
Emerging
The Emerging segment consists of the Company's developing business models. This segment includes the Company's Media Commerce Services, which includes creative and interactive services and third-party logistics services (i3PL). The Emerging segment also encompasses ShopHQHealth, ShopBulldogTV and recently acquired businesses, J.W. Hulme and Float Left. ShopHQHealth is a health and wellness focused network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers. ShopBulldogTV is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retails stores, and programming on ShopHQ. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution.
Net Sales by Segment and Significant Product Groups

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$36,744	$46,530	$115,204	$155,398
Home & Consumer Electronics	14,805	23,705	39,947	70,272
Beauty & Wellness	31,105	18,844	98,539	63,806
Fashion & Accessories	9,787	13,896	33,462	52,350
All other (primarily shipping & handling revenue)	11,841	11,060	31,599	33,756
Total ShopHQ	104,282	114,035	318,751	375,582
Emerging	4,743	1,124	10,623	2,601
Consolidated net sales	$109,025	$115,159	$329,374	$378,183
Performance Measures by Segment

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Gross profit
ShopHQ	$38,801	$41,490	$118,487	$126,338
Emerging	2,013	96	$4,176	$267
Consolidated gross profit	$40,814	$41,586	$122,663	$126,605

Operating loss
ShopHQ	$(2,443)	$(5,284)	$(2,498)	$(32,326)
Emerging	(952)	(533)	(4,061)	(2,945)
Consolidated operating loss	$(3,395)	$(5,817)	$(6,559)	$(35,271)

Depreciation and amortization
ShopHQ (a)	$8,758	$2,865	$19,176	$8,150
Emerging	194	187	521	1,042
Consolidated depreciation and amortization	$8,952	$3,052	$19,697	$9,192

(a) Includes distribution facility depreciation of $975,000 and $999,000 for the three-month periods ended October 31, 2020 and November 2, 2019 and $2,997,000 and $2,958,000 for the nine-month periods ended October 31, 2020 and November 2, 2019. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations.

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
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of October 31, 2020, the lease liability and right-of-use assets did not include any lease extension options.
The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The components of lease expense were as follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	$241,000	$240,000	$731,000	$763,000
Short-term lease cost	15,000	16,000	60,000	126,000
Variable lease cost (a)	19,000	21,000	72,000	71,000
(a) Includes variable costs of finance leases.
For the three-month periods ended October 31, 2020 and November 2, 2019, finance lease costs included amortization of right-of-use assets of $26,000 and $24,000 and interest on lease liabilities of $2,000 and $2,000. For the nine-month periods ended October 31, 2020 and November 2, 2019, finance lease costs included amortization of right-of-use assets of $76,000 and $48,000 and interest on lease liabilities of $5,000 and $5,000.
Supplemental cash flow information related to leases were as follows:

	For the Nine-Month Periods Ended
	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$824,000	$769,000
Operating cash flows used for finance leases	5,000	5,000
Financing cash flows used for finance leases	75,000	46,000
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,299,000	180,000
Finance leases	62,000	188,000

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	October 31, 2020	February 1, 2020
Weighted average remaining lease term:
Operating leases	2.6 years	1.4 years
Finance leases	1.3 years	1.9 years
Weighted average discount rate:
Operating leases	6.8%	5.6%
Finance leases	5.7%	5.3%
Supplemental balance sheet information related to leases is as follows:

Leases	Classification	October 31, 2020	February 1, 2020
Assets
Operating lease right-of-use assets	Other assets	$1,367,000	$832,000
Finance lease right-of-use assets	Property and equipment, net	129,000	143,000
Total lease right-of-use assets		$1,496,000	$975,000
Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$643,000	$704,000
Operating lease liabilities, excluding current portion	Other long term liabilities	716,000	129,000
Total operating lease liabilities		1,359,000	833,000
Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	98,000	80,000
Finance lease liabilities, excluding current portion	Other long term liabilities	35,000	66,000
Total finance lease liabilities		133,000	146,000
Total lease liabilities		$1,492,000	$979,000
Future maturities of lease liabilities as of October 31, 2020 are as follows:

Fiscal year	Operating Leases	Finance Leases
2020	$272,000	$30,000
2021	518,000	90,000
2022	313,000	18,000
2023	250,000	—
2024	141,000	—
Thereafter	—	—
Total lease payments	1,494,000	138,000
Less imputed interest	(135,000)	(5,000)
Total lease liabilities	$1,359,000	$133,000
As of October 31, 2020, the Company had executed a $2.7 million operating lease that had not yet commenced. This operating lease will replace the Company's current satellite transponder agreement, will commence during the first quarter of fiscal 2021 and have a lease term through October 31, 2025. As of October 31, 2020, the Company had no finance leases that had not yet commenced.

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

(15) Related Party Transactions
Relationship with Sterling Time, Invicta Watch Company of America, and Retailing Enterprises
On May 2, 2019, in accordance with the purchase agreement described in Note 8 - "Shareholders' Equity," the Company's Board of directors elected Michael Friedman and Eyal Lalo to the board and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company's largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company's long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. For their service as non-

employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy.
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
On August 28, 2020, Invicta Media Investments, LLC purchased 256,000 shares of the Company's common stock pursuant to the Company's public equity offering.
Transactions with Sterling Time
The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $13.8 million and $41.2 million during the third quarter and first nine months of fiscal 2020 and $15.8 million and $49.7 million during the third quarter and first nine months of fiscal 2019. In addition, during the first quarters of fiscal 2020 and fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of October 31, 2020 and February 1, 2020, the Company had a net trade payable balance owed to Sterling Time of $2.0 million and $1.6 million.
Transactions with Retailing Enterprises
During fiscal 2019, the Company entered into an agreement, which was subsequently amended, to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1.4 million. The inventory is currently stored at the Company's fulfillment center under a bill and hold arrangement. The terms of the agreement provide for 12 monthly payments. During the third quarter of fiscal 2020, the Company sold additional inventory to Retailing Enterprises, LLC for a purchase price of $365,000. As of October 31, 2020 and February 1, 2020, the Company had a net trade receivable balance owed from Retailing Enterprises, LLC of $1.4 million and $1.2 million. During the third quarter and first nine months of fiscal 2020, the Company accrued commissions of $62,000 and $204,000 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC. In addition, the Company provided third party logistic services and warehousing to Retailing Enterprises, LLC, totaling $513,000 during both the third quarter and first nine months of fiscal 2020.
Transactions with Famjams Trading
The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $12.6 million and $39.8 million during the third quarter and first nine months of fiscal 2020 and $337,000 during both the third quarter and first nine months of fiscal 2019. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $26,000 and $41,000 during the third quarter and first nine months of fiscal 2020 and $0 during the first nine months of fiscal 2019. As of October 31, 2020 and February 1, 2020, the Company had a net trade payable balance owed to Famjams Trading of $398,000 and $488,000.
Transactions with TWI Watches
The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $194,000 and $567,000 during the third quarter and first nine months of fiscal 2020 and $167,000 and $563,000 during the third quarter and first nine months of fiscal 2019. As of October 31, 2020 and February 1, 2020, the Company had a net trade payable balance owed to TWI Watches of $234,000 and $277,000.
Transactions with a Financial Advisor
In November 2018, the Company entered into an engagement letter with Guggenheim Securities, LLC pursuant to which Guggenheim was engaged to provide certain advisory services to the Company. A relative of Neal Grabell, who was a director of the Company at that time, was a managing director of Guggenheim Securities. During the fourth quarter of fiscal 2019, the Company accrued $1.0 million in connection with an amendment to the engagement letter. As of October 31, 2020, no amounts had been paid.

(16) Restructuring Costs
During the first quarter of fiscal 2020, the Company implemented and completed a cost optimization initiative, which eliminated positions across the Company’s ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, the Company recorded restructuring charges of $55,000 and $264,000 for the three and nine-month periods ended October 31, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company's ShopHQ segment. These initiatives were substantially completed as of October 31, 2020, with related cash payments expected to continue through the fourth quarter of fiscal 2020.
During second quarter of fiscal 2019, the Company implemented a cost initiative to streamline its organizational structure and realign its cost base with sales declines. During the second quarter of 2019, the Company implemented and completed a cost optimization initiative, which reduced and flattened the Company's organizational structure, closed the New York office, closed the Los Angeles office and related product development initiatives, and reduced corporate overhead costs. The second quarter 2019 initiative included the elimination of 11 senior executive roles and a 20% reduction to the Company's non-variable workforce. During the fourth quarter of fiscal 2019, the Company completed additional reductions in the Company's organizational structure to manage the Company's costs. As a result of the cost optimization initiatives during fiscal 2019, the Company recorded restructuring charges of $1,516,000 and $6,681,000 for the three and nine-month periods ended November 2, 2019, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company. Both of the Company's operating segments were affected by these actions, including $1,502,000 and $5,839,000 related to the ShopHQ segment for the three and nine-month periods ended November 2, 2019 and $14,000 and $842,000 related to the Emerging segment for the three and nine-month periods ended November 2, 2019.
The following table summarizes the significant components and activity under the restructuring program for the nine-month period ended October 31, 2020:

	Balance at February 1, 2020	Charges	Cash Payments	Balance at October 31, 2020
Severance	$3,133,000	$196,000	$(3,306,000)	$23,000
Other incremental costs	127,000	68,000	(195,000)	—
	$3,260,000	$264,000	$(3,501,000)	$23,000
The liability for restructuring accruals is included in current accrued liabilities within the accompanying condensed consolidated balance sheets.

(17) Executive and Management Transition Costs
On May 2, 2019, Robert J. Rosenblatt, the Company's former Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remained a member of the Company's board of directors until October 1, 2019. On May 2, 2019, in accordance with the purchase agreement described in Note 8 - "Shareholders' Equity," the Company's board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during the first nine months of fiscal 2019, the Company recorded charges to income totaling $87,000 and $2,428,000 for the three and nine-month periods ended November 2, 2019, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company's 2019 executive and management transition. As of October 31, 2020, $409,000 was accrued, with the related cash payments expected to continue through the second quarter of fiscal 2021.

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
Overview
Our Company
We are a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands and media commerce services. Our television brands are ShopHQ, ShopBulldogTV and ShopHQHealth. ShopHQ is our nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that is geared toward male consumers. ShopHQHealth, which launched in the third quarter of fiscal 2020, is a health and wellness focused television shopping entertainment network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers and their families. Our television shopping entertainment programming is distributed in more than 75 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. It is also streamed live online at shophq.com, shopbulldogtv.com and shophqhealth.com, which are comprehensive digital commerce platforms that sell products which appear on our television shopping entertainment networks as well as an extended assortment of online-only merchandise. Our programming is also available on mobile channels and over-the-top ("OTT") platforms. Both our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
Our consumer brands include J.W. Hulme Company ("J.W. Hulme"), Kate & Mallory, Live Fit MD, and Indigo Thread. J.W. Hulme was acquired during the fourth quarter of fiscal 2019.
The Company's Media Commerce Services brands are Float Left Interactive, Inc. ("Float Left") and third-party logistics business i3PL. Float Left was acquired during the fourth quarter of fiscal 2019. Media Commerce Services offers creative and interactive advertising, OTT app services and third-party logistics.
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
ShopHQ Products and Customers
Products sold on our digital commerce platforms include jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during the first nine months of fiscal 2020. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our ShopHQ segment merchandise mix as a percentage of total digital commerce net merchandise sales for the periods indicated by product category group. We have recast certain fiscal 2019 product category percentages in the accompanying table to conform to our new segment structure.

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net Merchandise Sales by Category
Jewelry & Watches	40%	45%	40%	45%
Home & Consumer Electronics	16%	23%	14%	21%
Beauty & Wellness	34%	18%	34%	19%
Fashion & Accessories	10%	14%	12%	15%
Total	100%	100%	100%	100%
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
Company Strategy
iMedia is a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands and media commerce services. Our strategy includes developing and growing multiple monetization models, including TV retailing, e-commerce, advertising and service fees, to grow our business. We expect that these initiatives build upon our core strengths and provide us an advantage in the marketplace.
Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which includes television access to more than 75 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and OTT platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and OTT platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. On August 21, 2019, we changed the name of the Evine network back to ShopHQ, which was the name of the network in 2014. We believe ShopHQ is easier to recognize for existing television retailing customers.
Our growth strategy also includes building profitable niche interactive media networks and services, such as the ShopBulldogTV, ShopHQHealth and LaVenta. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a omni-channel, television shopping brand that sells and advertises men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. ShopHQHealth, a new health and wellness television retailing network, launched on September 1, 2020 in approximately 15 million homes. In addition, in 2021, we expect to launch LaVenta, a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we launched Media Commerce Services, which includes creative and interactive services and third-party logistics services (i3PL). We plan to expand our service offerings to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services. During the fourth quarter of fiscal 2019 we acquired two businesses, J.W. Hulme and Float Left. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ and utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. We plan to utilize Float Left’s team and technology platform to further grow our content delivery capabilities in OTT platforms while providing new revenue opportunities.
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

In view of the COVID-19 pandemic, we reduced spending broadly across the Company, only proceeding with operating and capital spending that is critical. In addition, we eliminated positions across the ShopHQ segment during the first quarter of fiscal 2020, the majority of whom were employed in customer service, order fulfillment, and television production. We developed contingency plans to reduce costs further if the situation continues to deteriorate. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders. As a result, at the time of this filing, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources.
Despite these past and potential adverse impacts of the COVID-19 pandemic, we believe it has impacted our business less than other media companies because of our direct to consumer business model that serves home-bound consumers who seek to buy goods without leaving the safety of their homes. As a result, beginning at the end of March 2020 and continuing through the third quarter of 2020, we observed an increase in demand for merchandise within our beauty & wellness product category and a decrease in demand for higher priced merchandise within our jewelry category. We have continued to offer our installment payment option. While we expect demand for our products will continue, we cannot estimate the impact that the COVID-19 pandemic will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic. As the COVID-19 pandemic continues, there is risk of changes in consumer demand, consumer spending patterns, and changes in consumer tastes which may adversely affect our operating results.
Program Distribution
ShopHQ, our 24-hour television shopping program, which is distributed primarily on cable and satellite systems, reached more than 75 million homes during the nine months ended October 31, 2020 and November 2, 2019. Our television home shopping programming is also simulcast 24 hours a day, 7 days a week on our ShopHQ website, broadcast over-the-air in certain markets and is also available on all mobile channels and on various video streaming applications, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.
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
Television Distribution Rights
During the first three quarters of fiscal 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems, including channel placement rights. As a result, we recorded a television distribution rights asset of $30.6 million. The liability relating to the television distribution right was $26.2 million as of October 31, 2020, of which $21.5 million was classified as current. We believe having favorable channel positioning within the general entertainment area on the distributor's channel line-up impacts our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases.
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
Summary Results for the Third Quarter of Fiscal 2020
Consolidated net sales for our fiscal 2020 third quarter were $109.0 million compared to $115.2 million for our fiscal 2019 third quarter, which represents a 5% decrease. We reported an operating loss of $3.4 million and a net loss of $4.7 million for our fiscal 2020 third quarter. The operating and net loss for the fiscal 2020 third quarter included settlement and incremental COVID-19 related legal costs totaling $312,000 and restructuring costs of $55,000. We reported an operating loss of $5.8 million and a net loss of $6.7 million for our fiscal 2019 third quarter. The operating and net loss for the fiscal 2019 third quarter included restructuring costs of $1.5 million; transaction, settlement and integration costs, net, totaling $(804,000); rebranding costs of $554,000; and charges relating to executive and management transition costs totaling $87,000.
Consolidated net sales for the first nine months of fiscal 2020 were $329.4 million compared to $378.2 million for the first nine months of fiscal 2019, which represents a 13% decrease. We reported an operating loss of $6.6 million and a net loss of $10.5 million for the first nine months of fiscal 2020. The operating and net loss for the first nine months of fiscal 2020 included transaction, settlement and integration costs totaling $886,000; and restructuring costs of $264,000. We reported an operating loss of $35.3 million and a net loss of $37.9 million for the first nine months of fiscal 2019. The operating and net loss for the first nine months of fiscal 2019 included restructuring costs of $6.7 million; an inventory impairment write-down of $6.1 million; charges relating to executive and management transition costs totaling $2.4 million; transaction, settlement and integration costs, net, totaling $(804,000); and rebranding costs of $792,000.
Public Equity Offering
On August 28, 2020, we completed a public offering, in which we issued and sold 2,760,000 shares of our common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15.8 million. We are using the proceeds for general working capital purposes.
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
Restructuring Costs
During the first quarter of fiscal 2020, the Company implemented and completed another cost optimization initiative, which eliminated positions across the ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, we recorded restructuring charges of $55,000 and $264,000 for the third quarter and first nine months of fiscal 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the ShopHQ segment. These initiatives were substantially completed as of October 31, 2020, with related cash payments expected to continue through the fourth quarter of fiscal 2020. The first quarter fiscal 2020 optimization initiative is expected to eliminate approximately $16 million in annual overhead costs.
Results of Operations
Selected Condensed Consolidated Financial Data
Operations

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	37.4%	36.1%	37.2%	33.5%
Operating expenses:
Distribution and selling	28.9%	33.3%	29.5%	34.0%
General and administrative	4.3%	4.7%	4.6%	4.7%
Depreciation and amortization	7.3%	1.8%	5.0%	1.7%
Restructuring costs	0.0%	1.3%	0.1%	1.8%
Executive and management transition costs	—%	0.1%	—%	0.6%
	40.5%	41.2%	39.2%	42.8%
Operating loss	(3.1)%	(5.1)%	(2.0)%	(9.3)%

Key Performance Metrics

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
Merchandise Metrics
Gross margin %	37.4%	36.1%	130 bps	37.2%	33.5%	370 bps
Net shipped units (in thousands)	1,664	1,578	5%	4,775	5,227	(9)%
Average selling price	$58	$66	(12)%	$61	$65	(6)%
Return rate	14.4%	19.0%	(460) bps	14.5%	19.7%	(520) bps
ShopHQ Digital net sales % (a)	49.1%	51.5%	(240) bps	50.7%	52.3%	(160) bps
Total Customers - 12 Month Rolling (in thousands)	1,028	1,115	(8)%	N/A	N/A
(a) Digital net sales percentage is calculated based on ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units
The number of net shipped units (shipped units less units returned) during the fiscal 2020 third quarter increased 5% from the prior year comparable quarter to approximately 1.7 million. For the nine months ended October 31, 2020, net shipped units decreased 9% from the comparable prior year period to 4.8 million. The increase in net shipped units during the third quarter was driven primarily by a mix shift into health products within our beauty & wellness product category, which is a lower average selling price assortment, partially offset by a decrease in consolidated net sales. The decrease in the net shipped units during the first nine months of fiscal 2020 was driven primarily by a decrease in consolidated net sales, partially offset by a mix shift into health products within our beauty & wellness product category.
Average Selling Price
The average selling price ("ASP") per net unit was $58 in the third quarter of fiscal 2020, a 12% decrease from the prior year quarter. For the nine months ended October 31, 2020, the ASP was $61, a 6% decrease from the prior year comparable period. The ASP decreases in the third quarter and first nine months ended October 31, 2020 were primarily driven by a mix shift into our beauty & wellness product category. The ASP decrease during the first nine months ended October 31, 2020 was additionally driven by ASP decreases in our jewelry & watches product category.
Return Rates
For the three months ended October 31, 2020, our return rate was 14.4% compared to 19.0% for the comparable prior year quarter, a 460 basis point decrease. For the nine months ended October 31, 2020, our return rate was 14.5% compared to 19.7% for the comparable prior year period, a 520 basis point decrease. These decreases in the return rates were driven by return rate decreases in all product categories, primarily in our jewelry & watches and beauty & wellness product categories. The decrease in the return rate was additionally driven by a sales mix shift out of jewelry and into beauty & wellness, which has a lower return rate. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.
Total Customers
Total customers who have purchased over the last twelve months decreased 8% over the prior year to approximately 1.0 million. Total customers have declined for the last five years, primarily driven by continued decreases in attracting new customers compared to the prior year. We are working on reversing this trend by implementing the following initiatives, among others, to increase our active customer file:

•	introducing by appointment viewing "static programming," so viewers know when to tune in;

•	launching innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and

•	establishing category specific customer growth priorities around ASP, product assortment and product margins.

Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2020 third quarter were $109.0 million, a 5% decrease from consolidated net sales of $115.2 million for the comparable prior year quarter. Consolidated net sales, inclusive of shipping and handling revenue, for the first nine months of fiscal 2020 were $329.4 million, a 13% decrease from consolidated net sales of $378.2 million for the comparable prior year period.
Net Sales Trends
During the third quarter of fiscal 2020, our consolidated net sales, inclusive of shipping and handling revenue, decreased 5% which continues a multi-year trend of net sales decreases. Our continued decrease in net sales was primarily driven by an 8% decline in our 12-month active customer file (as discussed under “Total Customers” above). This trend has been a significant driver of our sales decreases over the prior two years.
Consolidated Net Sales for the Third Quarter and First Nine Months of Fiscal 2020 Compared to the Prior Year Periods

	For the Three-Month Periods Ended
	October 31, 2020	November 2, 2019	Change	% Change
ShopHQ	(in thousands)
Net merchandise sales by category:
Jewelry & Watches	$36,744	$46,530	$(9,786)	(21)%
Home & Consumer Electronics	14,805	23,705	(8,900)	(38)%
Beauty & Wellness	31,105	18,844	12,261	65%
Fashion & Accessories	9,787	13,896	(4,109)	(30)%
All other (primarily shipping & handling revenue)	11,841	11,060	781	7%
Total ShopHQ	104,282	114,035	(9,753)	(9)%
Emerging	4,743	1,124	3,619	322%
Consolidated net sales	$109,025	$115,159	$(6,134)	(5)%

	For the Nine-Month Periods Ended
	October 31, 2020	November 2, 2019	Change	% Change
ShopHQ	(in thousands)
Net merchandise sales by category:
Jewelry & Watches	$115,204	$155,398	$(40,194)	(26)%
Home & Consumer Electronics	39,947	70,272	(30,325)	(43)%
Beauty & Wellness	98,539	63,806	34,733	54%
Fashion & Accessories	33,462	52,350	(18,888)	(36)%
All other (primarily shipping & handling revenue)	31,599	33,756	(2,157)	(6)%
Total ShopHQ	318,751	375,582	(56,831)	(15)%
Emerging	10,623	2,601	8,022	308%
Consolidated net sales	$329,374	$378,183	$(48,809)	(13)%
Jewelry & Watches: The $9.8 million decrease in jewelry & watches during the third quarter of fiscal 2020 was primarily due to decreased airtime of 23%. The $40.2 million decrease during the first nine months of fiscal 2020 was primarily due to reduced productivity (sales per on-air minute) from a declining active customer file during the first nine months of fiscal 2020. The decrease was also attributable to decreased airtime of 18% during the first nine months of fiscal 2020. Jewelry & watches continues to be our most productive category. The airtime decreases in jewelry & watches was primarily within jewelry, as we shifted airtime into beauty & wellness as a result of increased demand for health related products during the second and third quarters.
Home & Consumer Electronics: The $8.9 million and $30.3 million decreases during the third quarter and first nine months of fiscal 2020 were driven by a 30% and 32% reduction in airtime during the quarter and first nine months of fiscal 2020 and a declining active customer file.

Beauty & Wellness: The $12.3 million and $34.7 million increases during the third quarter and first nine months of fiscal 2020 were driven by increased active customers. The increases were also driven by increased airtime of 83% and 79% during the third quarter and first nine months of fiscal 2020.
Fashion & Accessories: The $4.1 million and $18.9 million decreases during the third quarter and first nine months of fiscal 2020 were driven by a decreased active customer base and an overall softness in this product category. The decreases were additionally driven by reduced airtime of 19% for both periods.
Other: The $781,000 increase during the third quarter of fiscal 2020 was driven by an increase in shipping & handling revenue resulting from the 5% increase in net shipped units. The $2.2 million decrease during the first nine months of fiscal 2020 was driven by a decrease in shipping & handling revenue resulting from the 9% decrease in net shipped units.
Emerging Businesses: The $3.6 million and $8.0 million increases during the third quarter and first nine months of fiscal 2020 were driven by revenue from business initiatives commencing within or following the comparable prior year period, such as our third-party logistics services (i3PL), ShopBulldogTV, and recently acquired businesses, J.W. Hulme and Float Left. Additionally, revenue for the third quarter and first nine months of fiscal 2020 includes the results from ShopHQHealth, which launched during the third quarter of fiscal 2020. The increase was partially offset by reduced sales from our niche website, princetonwatches.com.
Digital and Mobile Net Sales
We believe that our television shopping program is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our television program and then placing their orders online or through mobile devices. Our digital sales penetration, or, the percentage of ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 49.1% and 50.7% during the third quarter and first nine months of fiscal 2020 compared to 51.5% and 52.3% during the third quarter and first nine months of fiscal 2019. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration decreased to 55.5% of total digital orders in the third quarter and first nine months of fiscal 2020 versus 57.7% and 58.3% of total digital orders for the comparable prior year period.
Gross Profit

	For the Three-Month Periods Ended
	October 31, 2020	November 2, 2019	Change	% Change
	(in thousands)
ShopHQ	$38,801	$41,490	$(2,689)	(6)%
Emerging	2,013	96	1,917	1,997%
Consolidated gross profit	$40,814	$41,586	$(772)	(2)%

Consolidated gross profit for the third quarter of fiscal 2020 was $40.8 million, a decrease of $772,000, or 2%, compared to the third quarter of fiscal 2019. ShopHQ's gross profit decreased $2.7 million, or 6% compared to the third quarter of fiscal 2019 and was primarily driven by the 9% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during the third quarter of fiscal 2020. Emerging's gross profit increased $1.9 million compared to the third quarter of fiscal 2019 and was primarily driven by the increase in net sales (as discussed above).
Consolidated gross margin percentages for the third quarters of fiscal 2020 and fiscal 2019 were 37.4% and 36.1%, which represent a 130 basis point increase. ShopHQ's gross margin percentages for the third quarters of fiscal 2020 and fiscal 2019 were 37.2% and 36.4%, which represent an 80 basis point increase. The increase in the gross margin percentage reflects the following: a 170 basis point margin increase attributable to a shift into our beauty & wellness category, which typically has a higher margin rate; a 150 basis point margin increase attributable to increased gross profit rates in most product categories, primarily jewelry & watches and home & consumer electronics; and a 70 basis point increase due to higher shipping and handling margins; partially offset by a 310 basis point decrease attributable to increased inventory reserve charges. The category gross profit rates were positively impacted by more disciplined pricing and markdown execution. Emerging's gross margin percentages for the third quarters of fiscal 2020 and fiscal 2019 were 42.4% and 8.5%. The increase in the Emerging gross margin percentage reflects new business initiatives not included in the prior year comparable period, such as ShopBulldogTV, ShopHQHealth, and recently acquired businesses, J.W. Hulme and Float Left. Our i3PL third-party logistics services commenced operations at the end of our fiscal 2019 first quarter.

	For the Nine-Month Periods Ended
	October 31, 2020	November 2, 2019	Change	% Change
	(in thousands)
ShopHQ	$118,487	$126,338	$(7,851)	(6)%
Emerging	4,176	267	3,909	1,464%
Consolidated gross profit	$122,663	$126,605	$(3,942)	(3)%
Consolidated gross profit for the first nine months of fiscal 2020 was $122.7 million, a decrease of $3.9 million, or 3%, compared to the first nine months of fiscal 2019. ShopHQ's gross profit decreased $7.9 million, or 6% compared to the first nine months of fiscal 2019 and was primarily driven by the 15% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during the first nine months of fiscal 2020. The first nine months of fiscal 2019 includes a non-cash inventory impairment write-down of $6.1 million. Emerging's gross profit increased $3.9 million compared to the first nine months of fiscal 2019 and was primarily driven by the increase in net sales (as discussed above).
Consolidated gross margin percentages for the first nine months of fiscal 2020 and fiscal 2019 were 37.2% and 33.5%, which represent a 370 basis point increase. ShopHQ's gross margin percentages for the first nine months of fiscal 2020 and fiscal 2019 were 37.2% and 33.6%, which represent a 360 basis point increase. The increase in the gross margin percentage reflects the following: a 200 basis point margin increase attributable to increased gross profit rates in most product categories, primarily jewelry & watches; a 150 basis point margin increase attributable to a shift into our beauty & wellness category, which typically has a higher margin; a 40 basis point increase due to higher shipping and handling margins; and a 10 basis point increase attributable to decreased inventory markdowns. The category gross profit rates were positively impacted by more disciplined pricing and markdown execution. Emerging's gross margin percentages for the first nine months of fiscal 2020 and fiscal 2019 were 39.3% and 10.3%. The increase in the Emerging gross margin percentage reflects new business initiatives not included in the prior year comparable period, such as ShopBulldogTV, ShopHQHealth, and recently acquired businesses, J.W. Hulme and Float Left. Our i3PL third-party logistics services commenced operations at the end of our fiscal 2019 first quarter.
Operating Expenses
Total operating expenses for the fiscal 2020 third quarter were approximately $44.2 million compared to $47.4 million for the comparable prior year period, a decrease of 7%. Total operating expenses for the first nine months of fiscal 2020 were $129.2 million compared to $161.9 million for the comparable prior year period, a decrease of 20%. Total operating expenses as a percentage of net sales were 40.5% and 39.2% during the third quarter and first nine months of fiscal 2020, compared to 41.2% and 42.8% during the comparable prior year periods of fiscal 2019. Total operating expenses for the fiscal 2019 third quarter included restructuring costs of $1.5 million, rebranding costs of $554,000 and executive and management transition costs of $87,000. Total operating expenses for the first nine months of fiscal 2020 included restructuring costs of $264,000 while total operating expenses for the first nine months of fiscal 2019 included restructuring costs of $6.7 million, executive and management transition costs of $2.4 million, and rebranding costs of $792,000. Excluding restructuring costs and executive and management transition costs, total operating expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2020 were 40.5% and 39.1%, compared to 39.8% and 40.4% for the third quarter and first nine months of fiscal 2019.
Distribution and selling expense decreased $6.8 million, or 18%, to $31.5 million, or 28.9% of net sales during the fiscal 2020 third quarter compared to $38.3 million, or 33.3% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter due to decreased program distribution expense of $5.7 million, decreased variable costs of $2.1 million, decreased production expense of $226,000, integration costs during the comparable prior year period of $383,000 relating to the start-up of our third party logistics business and launch of our customer program, called ShopHQ VIP, and decreased accrued incentive compensation of $164,000. The decrease from the comparable prior period was partially offset by increased online selling and search fees of $120,000 and a $1.5 million gain included in the comparable prior year period related to proceeds on the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit. The decrease in variable costs was primarily driven by decreased variable credit card processing fees and bad debt credit expense of $1.5 million and decreased variable fulfillment and customer service salaries and wages of $1.1 million, partially offset by increased customer services telecommunications service expense of $463,000. Total variable expenses during the third quarter of fiscal 2020 were approximately 8.5% of total net sales versus 9.8% of total net sales for the prior year comparable period.
Distribution and selling expense decreased $31.6 million, or 25%, to $97.1 million, or 29.5% of net sales during the first nine months of fiscal 2020 compared to $128.7 million, or 34.0% of net sales for the comparable prior year period. Distribution and selling expense decreased during the first nine months due to decreased program distribution expense of $20.1 million, decreased variable costs of $8.5 million, decreased salaries and benefits of $4.6 million, decreased online selling and search fees of $455,000, decreased travel expense of $345,000, and integration costs included in the comparable prior year period of $383,000 relating to the start-up of our third party logistics business and launch of our customer program, called ShopHQ VIP. The decrease from the comparable prior period was partially offset by increased accrued incentive compensation of $1.2 million and a $1.5 million gain included in the comparable prior year period related to proceeds on the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $4.7 million and decreased variable credit card processing fees and bad debt credit expense of $4.2 million, partially offset by increased customer services telecommunications service expense of $482,000. Total variable expenses during the first nine months of fiscal 2020 were approximately 8.6% of total net sales versus 9.7% of total net sales for the prior year comparable period.
To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by changes in the number of average homes or channels reached or by rate changes associated with changes in our channel position with carriers.
General and administrative expense for the fiscal 2020 third quarter decreased $728,000, or 13%, to $4.7 million or 4.3% of net sales, compared to $5.4 million or 4.7% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the third quarter primarily as a result of decreased rebranding costs of $554,000, decreased salaries of $280,000 and decreased share-based compensation expense of $156,000, partially offset by increased professional fees of $104,000. For the first nine months of fiscal 2020, general and administrative expense decreased $2.7 million, or 15%, to $15.2 million or 4.6% of net sales, compared to $17.8 million or 4.7% of net sales for the comparable prior year period. For the first nine months of fiscal 2020, general and administrative expense decreased primarily as a result of decreased salaries of $2.0 million, decreased share-based compensation expense of $1.1 million and decreased rebranding costs of $792,000. The decrease from the comparable prior period was partially offset by increased accrued incentive compensation of $498,000 and increased transaction, settlement and integration costs of $550,000 relating to consulting fees incurred to explore additional loan financings and incremental COVID-19 legal costs.
Depreciation and amortization expense for the fiscal 2020 third quarter increased $5.9 million, or 289%, to $8.0 million compared to $2.1 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the third quarters of fiscal 2020 and fiscal 2019 was 7.3% and 1.8%. Depreciation and amortization expense for the first nine months of fiscal 2020 increased $10.5 million, or 168%, to $16.7 million compared to $6.2 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the first nine months of fiscal 2020 and fiscal 2019 was 5.0% and 1.7%. The increase in depreciation and amortization expense for the third quarter and first nine months of fiscal 2020 was primarily due to increased amortization expense of $6.2 million and $11.3 million relating to the channel placement rights obtained during the first nine months of fiscal 2020, increased amortization expense of $94,000 and $283,000 relating to the intangible assets acquired during our fourth quarter fiscal 2019 business acquisitions, and (decreased) increased depreciation expense of $(48,000) and $133,000 resulting from an average net (decrease) increase in our non-fulfillment depreciable asset base year over year. The increase in depreciation and amortization expense for the third quarter and first nine months of fiscal 2020 was partially offset by decreased amortization expense of $308,000 and $1.3 million relating primarily to the accelerated amortization of the Evine trademark in fiscal 2019.
Operating Loss
For the fiscal 2020 third quarter, we reported an operating loss of approximately $3.4 million compared to an operating loss of $5.8 million for the fiscal 2019 third quarter. ShopHQ reported an operating loss of $2.4 million and Emerging reported an operating loss of $1.0 million for the fiscal 2020 third quarter compared to operating losses of $5.3 million and $533,000, respectively, for the fiscal 2019 third quarter. For the third quarter of fiscal 2020, ShopHQ's operating loss improved primarily as a result of decreases in distribution and selling expense, restructuring costs, general and administrative expense, and executive and management transition costs. The improvement in ShopHQ's operating loss was partially offset by an increase in depreciation and amortization expense and a decrease in gross profit driven by decreases in consolidated net sales. Emerging's operating loss increased during the fiscal 2020 third quarter primarily from an increase in distribution and selling expense of $1.8 million and an increase in general and administrative expense of $550,000, partially offset by an increase in gross profit of $1.9 million. Emerging's general and administrative expense, distribution and selling expense, and gross profit increased from business initiatives commencing during the fourth quarter of fiscal 2019, such as ShopBulldogTV, and recently acquired businesses, J.W. Hulme and Float Left. Additionally, ShopHQHealth launched during the third quarter of fiscal 2020. Our i3PL third-party logistics services commenced operations at the end of our fiscal 2019 first quarter.
For the nine months ended October 31, 2020, we reported an operating loss of approximately $6.6 million compared to an operating loss of $35.3 million for the comparable prior year period. ShopHQ and Emerging reported an operating loss of $2.5 million and $4.1 million for the nine months ended October 31, 2020 compared to $32.3 million and $2.9 million for the nine months ended November 2, 2019. ShopHQ's operating loss improved primarily as a result of decreases in distribution and selling expense, restructuring costs, general and administrative expense, and executive and management transition costs. ShopHQ's operating loss also improved due to the non-cash inventory write-down of $6.1 million during the comparable prior period. The improvement in ShopHQ's operating loss was partially offset by a decrease in gross profit driven by decreases in consolidated net sales and an increase in depreciation and amortization expense. Emerging's operating loss increased during the first nine months of fiscal 2020 primarily from an increase in distribution and selling expense of $3.9 million and an increase in general and administrative expense of $1.9 million. The increase in Emerging's operating loss was partially offset by an increase in gross profit of $3.9 million and a decrease in restructuring costs of $842,000.
Interest Expense
Total interest expense for the fiscal 2020 third quarter increased $425,000, or 46%, to $1.3 million compared to $914,000 for the comparable prior year period. During the first half of fiscal 2020, we recorded liabilities relating to television distribution rights, which represents the present value of payments for the television channel placement. The interest expense recorded during the third quarter of fiscal 2020 includes interest expense related to our television distribution rights obligation of $488,000. The total liability was $26.2 million as of October 31, 2020, of which $21.5 million was classified as current in the accompanying condensed balance sheets. Estimated interest expense for the television distribution obligation is $1.3 million for fiscal 2020, $691,000 for fiscal 2021 and $20,000 for fiscal 2022. The increase in interest rate expense for the fiscal 2020 third quarter was additionally driven by increased vendor financing interest of $98,000, partially offset by a lower average balance outstanding on our PNC Credit Facility, an impact of approximately $177,000.
Total interest expense for the first nine months of fiscal 2020 increased $1.3 million, or 50%, to $3.9 million compared to $2.6 million for the comparable prior year period. Interest expense for the first nine months of fiscal 2020 includes interest expense related to our television distribution rights obligation of $891,000. The increase in interest rate expense for the first nine months of fiscal 2020 was additionally driven by increased interest rate on our PNC Credit Facility, an impact of approximately $141,000, and a higher average balance outstanding during the period, an impact of approximately $41,000. The increase in interest rate was attributable to the increased interest rate margin resulting from the November 25, 2019 amendment to the PNC Credit Facility. The remainder of the interest expense increase during the first nine months of fiscal 2020 was related to increased vendor financing interest of $245,000.
Net Income (Loss)
For the fiscal 2020 third quarter, we reported a net loss of $4.7 million, or $0.39 per share, on 12,177,990 weighted average basic common shares outstanding compared with a net loss of $6.7 million, or $0.89 per share, on 7,577,028 weighted average basic common shares outstanding in the fiscal 2019 third quarter. For the first nine months of fiscal 2020, we reported a net loss of $10.5 million, or $1.05 per share, on 10,000,383 weighted average basic common shares outstanding compared with a net loss of $37.9 million, or $5.20 per share, on 7,286,380 weighted average basic common shares outstanding in the first nine months of fiscal 2019. The net loss for the third quarter of fiscal 2020 included transaction, settlement and integrations costs totaling $312,000, restructuring costs of $55,000 and interest expense of $1.3 million. The net loss for the third quarter of fiscal 2019 included restructuring costs of $1.5 million; transaction, settlement and integrations costs, net, totaling $(804,000); rebranding costs of $554,000; executive and management transition costs of $87,000; and interest expense of $914,000.
The net loss for the first nine months of fiscal 2020 included transaction, settlement and integrations costs totaling $886,000; restructuring costs of $264,000; and interest expense of $3.9 million. The net loss for the first nine months of fiscal 2019 included restructuring costs of $6.7 million; a non-cash inventory write-down of $6.1 million; executive and management transition costs of $2.4 million; rebranding costs of $792,000; interest expense of $2.6 million; and transaction, settlement and integrations costs, net, totaling $(804,000).
For the third quarters of fiscal 2020 and fiscal 2019, the net loss reflects an income tax provision of $15,000 and $14,000. For the first nine months of fiscal 2020 and fiscal 2019, the net loss reflects an income tax provision of $45,000 and $44,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2020 third quarter was $6.4 million compared to Adjusted EBITDA of $(986,000) for the fiscal 2019 third quarter. For the nine-month period ended October 31, 2020, Adjusted EBITDA was $15.5 million compared with $(9.2) million for the comparable prior year period.
A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net loss	$(4,748)	$(6,741)	$(10,522)	$(37,908)
Adjustments:
Depreciation and amortization (a)	8,952	3,052	19,697	9,192
Interest income	(1)	(4)	(2)	(15)
Interest expense	1,339	914	3,920	2,608
Income taxes	15	14	45	44
EBITDA (b)	$5,557	$(2,765)	$13,138	$(26,079)

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$5,557	$(2,765)	$13,138	$(26,079)
Adjustments:
Transaction, settlement and integration costs, net (c)	312	(804)	886	(804)
Restructuring costs	55	1,516	264	6,681
Inventory impairment write-down	—	—	—	6,050
Executive and management transition costs	—	87	—	2,428
Rebranding costs	—	554	—	792
Non-cash share-based compensation expense	504	426	1,227	1,683
Adjusted EBITDA (b)	$6,428	$(986)	$15,515	$(9,249)
(a) Includes distribution facility depreciation of $975,000 and $999,000 for the three-month periods ended October 31, 2020 and November 2, 2019 and $3.0 million and $3.0 million for the nine-month periods ended October 31, 2020 and November 2, 2019. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations. The three and nine-month periods ended October 31, 2020 includes amortization expense related to the television distribution rights totaling $6.2 million and $11.3 million.
(b) EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(c) Transaction, settlement and integration costs for the three and nine-month periods ended October 31, 2020 include consulting fees incurred to explore additional loan financings, settlement costs, and incremental COVID-19 related legal costs. Transaction, settlement and integration costs, net, for the three and nine-month periods ended November 2, 2019 include a $1.5 million gain for the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit, partially offset by costs incurred related to the implementation of our ShopHQ VIP customer program and our i3PL third-party logistics service offerings of $721,000.
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
Financial Condition, Liquidity and Capital Resources
As of October 31, 2020, we had cash of $19.0 million. In addition, under the PNC Credit Facility (as defined below), we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 1, 2020, we had cash of $10.3 million. For the first nine months of fiscal 2020, working capital decreased $831,000 to $32.6 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.24 at October 31, 2020 and 1.26 at February 1, 2020.
Sources of Liquidity
Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of October 31, 2020, we had cash of $19.0 million and additional borrowing capacity of $11.0 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.
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
As of October 31, 2020, we had borrowings of $39.5 million under our revolving line of credit. As of October 31, 2020, the term loan under the PNC Credit Facility had $13.1 million outstanding, of which $2.7 million was classified as current in the accompanying condensed consolidated balance sheets. Remaining available capacity under the revolving credit facility as of October 31, 2020 was approximately $11.0 million, which provides liquidity for working capital and general corporate purposes. In addition, as of October 31, 2020, our unrestricted cash plus unused line availability was $29.9 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.
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
Public Equity Offering
On August 28, 2020, we completed a public offering, in which we issued and sold 2,760,000 shares of our common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15.8 million. We are using the proceeds for general working capital purposes.
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
We have experienced a decline in net sales and a decline in our active customer file during the first nine months of fiscal 2020, and fiscal years 2019, 2018 and 2017 and a corresponding decrease in our profitability. We have taken or are taking the following steps to enhance our operations and liquidity position: completed an equity public offering during the third quarter of fiscal 2020 in which we received proceeds of $15.8 million, after deducting underwriters’ discounts and commissions and other offering costs; entered into a private placement securities purchase agreements in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement in which we received gross proceeds of $4.0 million during the first six months of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in our work force; negotiated improved payment terms with our inventory vendors; renegotiating with certain cable and satellite distributors to reduce our service costs and improve our payment terms; planned a reduction in capital expenditures compared to prior years; managing our inventory receipts in fiscal 2020 to reduce our inventory on hand; implemented by appointment viewing "static programming" to increase viewership; launching or have launched new innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and establishing category specific customer growth priorities around ASP, product assortment and product margins; launched ShopHQHealth, an additional television network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of customers; launched ShopBulldogTV, a niche television shopping network geared towards male consumers in November 2019; partnered with well-known personalities to develop and market exclusive lifestyle brands; and acquired Float Left and J.W. Hulme. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Company plans to utilize Float Left’s team and technology platform to further grow its content delivery capabilities in OTT platforms while providing new revenue opportunities. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth by creating its own programming on ShopHQ. Additionally, we plan to utilize J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands.
Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility's covenants (as described above). Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs, planned capital expenditures and meet credit facility covenants, and our cash reserves are depleted, we may need to take further actions that are within the Company's control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and has negatively impacted, and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on our business and financial results. Despite these adverse impacts of COVID-19, we believe the COVID-19 pandemic has been impacting our business less than other media companies because of our direct to consumer business model that serves home-bound consumers who seek to buy goods without leaving the safety of their homes. As a result, beginning at the end of March 2020 and continuing through the third quarter of 2020, we observed an increase in demand for merchandise within our beauty & wellness category, particularly in health products, and a decrease in demand for higher priced merchandise within our jewelry category. While we expect demand for our products will continue, we cannot estimate the impact that the COVID-19 pandemic will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic. As the COVID-19 pandemic continues, there is risk of changes in consumer demand, consumer spending patterns, and changes in consumer tastes which may adversely affect our operating results. We believe that it is probable our existing cash balances, together with the cost cutting measures described above and our availability under the PNC Credit Facility, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.
For the nine months ended October 31, 2020, net cash provided by operating activities totaled $9.1 million compared to net cash used for operating activities of approximately $2.8 million for the comparable fiscal 2019 period. Net cash provided by (used for) operating activities for the fiscal 2020 and 2019 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television distribution rights, and inventory impairment write-down. In addition, net cash provided by operating activities for the nine months ended October 31, 2020 reflects decreases in accounts payable and accrued liabilities, accounts receivable, inventory, prepaid expenses and an increase in deferred revenue. Inventories decreased as a result of managing our inventory levels commensurate with our sales. Accounts receivable decreased during the first nine months of fiscal 2020 as a result of collections made on outstanding receivables resulting from our seasonal high fourth quarter and decrease in sales. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2020 primarily due to a decrease in inventory payables as a result of lower inventory levels and timing of payments to vendors, a decrease in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition, and a decrease in accrued cable distribution fees. Prepaid expenses and other decreased primarily due to reductions in our right of return asset and prepaid fees.

Net cash used for investing activities totaled $3.7 million for the first nine months of fiscal 2020 compared to net cash used for investing activities of $5.4 million for the comparable fiscal 2019 period. For the nine months ended October 31, 2020 and November 2, 2019, expenditures for property and equipment were $3.7 million and $5.4 million. Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash provided by financing activities totaled $3.2 million for the nine months ended October 31, 2020 and related primarily to proceeds from the issuance of common stock and warrants of $20.0 million and proceeds from our PNC revolving loan of $14.4 million, offset by principal payments on the PNC revolving loan of $28.8 million, principal payments on our PNC term loan of $2.0 million, the remaining payment for our fiscal 2019 business acquisition totaling $238,000, finance lease payments of $75,000, payments for common stock issuance costs of $39,000 and tax payments for restricted stock unit issuances of $8,000. Net cash provided by financing activities totaled $3.8 million for the nine months ended November 2, 2019 and related primarily to proceeds from our PNC revolving loan of $160.4 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on our PNC revolving loan of $160.4 million, principal payments on our PNC term loan of $2.0 million, payments for common stock issuance costs of $109,000, finance lease payments of $46,000 and tax payments for restricted stock unit issuances of $21,000.

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
Our results of operations may be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain. Our operations may also be limited or impacted by government monitoring and/or regulation of product sales in connection with the COVID-19 pandemic.
The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our employees, including employees at our fulfillment center; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. We have been experiencing disruptions to our business as we implement modifications to employee travel, employee work locations and cancellation of events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, commodity and energy prices, and interest rates. If any of these effects of the COVID-19 pandemic were to worsen, it could result in lost or delayed revenue to us. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in the Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference (1)

3.2	By-Laws of the Registrant (as amended through July 16, 2019)	Incorporated by reference (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant	Incorporated by reference (3)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on July 13, 2020.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 16, 2019.
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc. (Registrant)
December 11, 2020	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer & Interim Chief Financial Officer (Principal Executive Officer and acting principal financial and accounting officer)