Form 10-K
period 2021-01-30
iMedia Brands, Inc.
filed 2021-04-23
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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

952-943-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMBI	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of April 16, 2021, 16,311,236 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 31, 2020, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Capital Market on July 31, 2020 was approximately $32,284,000. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders deemed to be affiliates under Rule 12b-2 of the Exchange Act either by holding 10% or more of the outstanding common stock as reported in reports filed with the Commission or by having certain contractual relationships with the registrant related to control. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 30, 2021 are incorporated by reference in Part III of this annual report on Form 10-K.

iMEDIA BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

January 30, 2021

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other materials we file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position are forward-looking. We often use words such as "anticipates," "believes," "estimates," "expects," "intends," "predicts," "hopes," "should," "plans," "will" and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, many of which are, and will continue to be, amplified by the COVID-19 pandemic, including (but not limited to): the impact of the COVID-19 pandemic on our sales, operations and supply chain, variability in consumer preferences, shopping behaviors, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales and sales promotions; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor and shipping relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facility covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; our ability to respond to changes in consumer shopping patterns and preferences, and changes in technology and consumer viewing patterns; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission ("FCC") and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant events (including disasters, weather events or events attracting significant television coverage) that either cause an interruption of television coverage or that divert viewership from our programming; disruptions in our distribution of our network broadcast to our customers; our ability to protect our intellectual property rights; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; expenses relating to the actions of activist or hostile shareholders; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

When we refer to "we," "our," "us" or the "Company," we mean iMedia Brands, Inc. and its subsidiaries unless the context indicates otherwise. iMedia Brands, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. Our most recently completed fiscal year, fiscal 2020, ended on January 30, 2021, and consisted of 52 weeks. Fiscal 2019 ended on February 1, 2020 and consisted of 52 weeks.  Fiscal 2018 ended on February 2, 2019 and consisted of 52 weeks. Fiscal 2021 will end on January 29, 2022 and will consist of 52 weeks.

On July 16, 2019 we changed our corporate name to iMedia Brands, Inc. from EVINE Live Inc.

General

We are a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands and media commerce services. Our television brands are ShopHQ, ShopBulldogTV and ShopHQHealth. ShopHQ is our nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that is geared toward male consumers. ShopHQHealth, which launched in the third quarter of fiscal 2020, is a health and wellness focused television shopping entertainment network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers and their families. Our television shopping entertainment programming is currently distributed in more than 80 million homes through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. It is also streamed live online at shophq.com, shopbulldogtv.com and shophqhealth.com, which are comprehensive digital commerce platforms that sell products which appear on our television shopping entertainment networks as well as an extended assortment of online-only merchandise. Our programming is also available on mobile channels and over-the-top ("OTT") platforms. Both our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.

Our consumer brands include Christopher & Banks, J.W. Hulme Company ("J.W. Hulme"), Learning to Cook with Shaquille O’Neal, Kate & Mallory, Live Fit MD, and Indigo Thread Co. The Christopher & Banks brand was acquired subsequent to the end of fiscal 2020 on March 1, 2021 through a licensing agreement with ReStore Capital, a Hilco Global company, whereby we will operate the Christopher & Banks business, a specialty retailer of privately branded women's apparel and accessories, throughout all sales channels, including digital, television, catalog, and brick and mortar retail. We plan to launch a new weekly Christopher & Banks television program on our ShopHQ network, which will also promote the brand’s website, cristopherandbanks.com, its only two retail stores in Coon Rapids, Minnesota, and Branson, Missouri, and planned launch of Christopher & Banks Stylists, an online interactive video platform that customizes wardrobe outfitting by a Christopher & Banks stylist.

Our Media Commerce Services brands are Float Left Interactive, Inc. ("Float Left") and third-party logistics business, i3PL. Media Commerce Services offers creative and interactive advertising, OTT app services and third-party logistics.

Our online marketplaces include OurGalleria.com and TheCloseout.com. OurGalleria.com is a higher-end online marketplace for discounted merchandise, offering an exciting shopping experience with a selection of curated flash sales and events. TheCloseout.com is an online retail store offering quality products at deeply discounted prices. We obtained a controlling interest in TheCloseout.com subsequent to the end of fiscal 2020 on February 5, 2021.

Interactive Video and Digital Commerce Retailing

The primary distribution platform of our interactive video and digital commerce retail business is our 24-hour television shopping network, ShopHQ, which is the third largest television shopping network in the United States. Our comprehensive online ShopHQ website complements our network with a combination of products featured on TV as well as a strong collection of online-only products. Consolidated net sales, including shipping and handling revenues, totaled $454.2 million, $501.8 million and $596.6 million for fiscal 2020, fiscal 2019 and fiscal 2018. We offer several convenient methods for a customer to purchase items, including our toll-free telephone number, directly online, or using mobile devices. Our television programming is primarily produced at our Eden Prairie, Minnesota headquarters facility. We also produce programming remotely on-location during special events. The programming is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators and OTT platforms.

ShopHQ Products and Product Mix

We have two reporting segments: ShopHQ and Emerging. Our ShopHQ segment includes products sold on our digital commerce platforms, including jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. While changes in our product mix have occurred as a result of customer demand and other factors including our efforts to diversify our offerings within our major merchandise categories, jewelry & watches remained our largest merchandise category during fiscal 2020. We are focused on diversifying our merchandise assortment within our existing product categories as well as by offering potential new product categories, including proprietary, exclusive and name-brands, in an effort to increase revenues, gross profits and to grow our new and active customer base. The following table shows our ShopHQ segment merchandise mix as a percentage of total digital commerce net merchandise sales for the periods indicated by product category group.

Net Merchandise Sales by Category	Fiscal 2020	Fiscal 2019	Fiscal 2018
Jewelry & Watches	41%	44%	38%
Home & Consumer Electronics	16%	23%	25%
Beauty & Wellness	32%	18%	19%
Fashion & Accessories	11%	15%	18%

Jewelry & Watches. We feature a broad assortment of jewelry from fine to fashion, silver to gold, genuine gemstones to simulated diamonds. In addition, we offer an extensive collection of men’s and women’s watches from classic to modern designs.

Home & Consumer Electronics. We feature home décor, cookware, kitchen electrics, tabletop accessories and home furnishings. Our consumer electronics category offers current technology trends and solutions from some of the world’s most recognized brands.

Beauty & Wellness. Our assortment features a variety of skincare, cosmetics, hair care and bath & body products in addition to supplements and light fitness equipment.

Fashion & Accessories. We offer fashionable looks that strike a balance between current trends and essentials with an assortment of apparel, outerwear, intimates, handbags, accessories and footwear.

Emerging

Our Emerging reportable segment consists of our developing business models. This segment includes the Company’s Media Commerce Services, which includes creative and interactive advertising, OTT app services (Float Left) and third-party logistics services (i3PL). Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Emerging segment also encompasses ShopHQHealth, ShopBulldogTV, J.W. Hulme, and OurGalleria.com. ShopHQHealth is a health and wellness focused network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers. ShopBulldogTV is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retail stores, and programming on ShopHQ.

Company Strategy

As a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands and media commerce services, our core strategy involves developing and growing multiple monetization models, through TV retailing, e-commerce, advertising and service fees, to drive overall growth in our business. We expect these models to build upon our core strengths and provide us with an advantage in the marketplace.

Our strategy includes offering our curated assortment of proprietary, exclusive (i.e., products that are not readily available elsewhere), emerging and name-brand products. Our programming is distributed through our video commerce infrastructure, which currently includes television access to more than 80 million homes in the United States, primarily on cable and satellite systems as well as over-the-air broadcast and OTT platforms. Our merchandising plan is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, and OTT platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. On August 21, 2019, we changed the name of the Evine network back to ShopHQ, which was the name of the network in 2014. We believe ShopHQ is easier to recognize for existing television retailing customers.

Our growth strategy also includes building profitable niche interactive media networks and services, such as ShopBulldogTV, ShopHQHealth and LaVenta. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is an omni-channel, television shopping brand that sells and advertises men's merchandise and services, and the aspirational lifestyles associated with its brands and personalities. ShopHQHealth, a new health and wellness television retailing network, launched on September 1, 2020 in approximately 15 million homes. In addition, in 2021, we expect to launch LaVenta, a new omni-channel, Spanish language, television shopping brand centered on the Latin culture to sell and advertise merchandise, services and personalities, celebrating aspirational lifestyles. To grow our service revenue, we launched Media Commerce Services, which includes creative and interactive services and third-party logistics services (i3PL). We plan to expand our service offerings to provide a “one-stop commerce services offering” targeting brands interested in propelling their growth using our unique combination of assets in television, web and third-party logistics services. Media Commerce Services includes, Float Left, which we acquired in fiscal 2019. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. Our strategy is to utilize Float Left’s team and technology platform to further grow our content delivery capabilities in OTT platforms while providing new revenue opportunities.

Our growth strategy also includes the development of exclusive and innovative brands, such as our Shaquille O’Neal branded products; J.W. Hulme; and Christopher & Banks. Our Shaquille O’Neal branded products, which include kitchenware, cookware, and grill products, are promoted through our live broadcast program, “Learning to Cook with Shaq,” on our ShopHQ and ShopBulldogTV networks and are also distributed in select Target and Sam’s Club stores. The J.W. Hulme brand is artisan-crafted leather products, including handbags and luggage. We plan to accelerate J.W. Hulme's revenue growth through its own programming on ShopHQ and utilizing J.W. Hulme to craft private-label accessories for the Company's existing owned and operated fashion brands. The Christopher & Banks brand is a specialty retailer of privately branded women's apparel and accessories and our strategy is to leverage our interactive media and ecommerce assets to drive growth of the Christopher & Banks products in all sales channels.

Television Program Distribution and Online Operations

Our television programming has continued to be the most significant medium through which we reach our customers, and we believe that our television shopping programs have been a key driver of traffic to our website and mobile platforms. Our online business represents an important component of our future growth opportunities, and we plan to continue to invest in and enhance our online-based capabilities and mobile presence. Our digital sales penetration, or, the percentage of net sales that are generated from our ShopHQ website and mobile platforms, which are primarily ordered directly online, was 50.8%, 52.7% and 53.1% in fiscal 2020, fiscal 2019 and fiscal 2018. Our mobile penetration was 55.5%, 57.3% and 54.0% of total online sales during fiscal 2020, fiscal 2019 and fiscal 2018.

Television Shopping Network

Satellite Delivery of Programming. Our television programming is presently distributed via a communications satellite transponder to cable systems and direct-to-home satellite providers. We have a satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our television programming via a satellite that was launched in August 2005 and is set to expire in October 2025. The agreement provides us, under certain circumstances, with preemptible back-up services if satellite transmission is interrupted.

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

During fiscal 2020, there were approximately 127 million homes in the United States with at least one television set. Of those homes, there were approximately 46 million cable television subscribers, approximately 22 million direct-to-home satellite subscribers and approximately 8 million homes which receive programming through telecommunications companies, such as AT&T and Verizon.

Our 24-hour television shopping network, ShopHQ, which is distributed primarily on cable and satellite systems, currently reaches more than 80 million homes, or full time equivalent subscribers.

Television Distribution Rights. During fiscal 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems, including channel placement rights. As a result, we recorded a television distribution rights asset of $43.6 million. The liability relating to the television distribution right was $36.5 million as of January 30, 2021, of which $29.2 million was classified as current. We believe having favorable channel positioning within the general entertainment area on the distributor's channel line-up positively impacts our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases.

Online Presence

Our websites as well as our mobile platforms, provide customers with a shop anytime, anywhere experience and offer a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise found only on our websites. The websites include additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our show hosts and guest personalities. See “Regulation” below for a discussion of the regulatory environment in which our online presence operates.

Marketing and Merchandising

Television and Online Retailing

Our revenues are primarily generated from sales of merchandise offered through our interactive digital platforms, which includes cable and satellite television, our websites, mobile devices, social media channels and OTT platforms. Our television shopping businesses utilize live and selected taped television programming 24 hours a day, seven days a week, to create an interactive, entertaining, and engaging experience that brings our merchandise to life through demonstration. Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our core digital commerce customers – those who interact with our ShopHQ network and transact through television, online and mobile devices – are primarily women between the ages of 45 and 70. We also have a strong presence of male customers of a similar age range. We believe our customers make purchases based on our unique products, quality merchandise and value. We develop our programming schedule with product categories that appeal to specific viewer and customer profiles targeting days of week and times of day they are most likely to be viewing our network. We feature announced and unannounced promotions to drive interest and incremental sales, including

"Today’s Top Value," a sales promotion that features a special offer every day. In addition, we also feature major and special promotional events and inventory-clearance sales during different times of the year.

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

ShopHQ Private Label Consumer Credit Card Program

We have a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers to finance ShopHQ purchases and provides benefits including instant purchase credits, free or reduced shipping promotions throughout the year and promotional low-interest financing on qualifying purchases. We believe use of the ShopHQ credit card furthers customer loyalty. We also believe that the card reduces total credit card expense and reduces the Company’s overall bad debt exposure since Synchrony Financial ("Synchrony"), the issuing bank for the program, bears the risk of non-payment on ShopHQ credit card transactions except those in our ValuePay installment payment program. In July 2020, we extended the Program through August 2021 by entering into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony. Approximately 19%, 21% and 21% of our customer purchases were paid for using our private label consumer credit card during fiscal 2020, 2019 and 2018.

Purchasing Terms

We obtain products for our interactive digital commerce businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on more favorable terms due to the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. In January 2020, we extended our standard payment terms with our merchandise vendors to improve our working capital and align with other large national retailers. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2020, 2019 and 2018, products purchased from one vendor accounted for approximately 20%, 19% and 14% of our consolidated net sales. During fiscal 2020, products purchased from a second vendor accounted for approximately 14% of our consolidated net sales. Both vendors are related parties and additional information is contained in Note 19 – “Related Party Transactions” in the notes to our consolidated financial statements. We believe that we could find alternative products for these vendors’ merchandise assortment if they ceased supplying merchandise; however, the unanticipated loss of any large supplier could negatively impact our sales and earnings.

Order Entry, Fulfillment and Customer Service

Our products are available for purchase via toll-free telephone numbers, on our websites and through mobile platforms. We maintain agreements with third party service providers to support us with volume peaks in demand for telephone order-entry operators and automated order-processing services to take customer orders. We receive orders with our own home-based phone agents, agents at our Bowling Green, Kentucky distribution center, and at our Eden Prairie, Minnesota corporate headquarters.

We own an approximately 600,000 square foot distribution facility in Bowling Green, Kentucky, used primarily for the fulfillment of customer orders for merchandise purchased and sold by us and for certain call center operations.

The majority of customer purchases are paid for by credit or debit cards, including our private label credit card discussed above. Purchases and installment charges made with the ShopHQ private label credit card are non-recourse to us, however, we still maintain credit collection risk from the potential inability to collect future ValuePay installments. Our ValuePay program is an interest-free installment payment program which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales in which our customers utilized our ValuePay payment program over the past three fiscal years ranged from 55% to 67%. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.

We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or net realizable value. As of January 30, 2021 and February 1, 2020, we had inventory balances of $68.7 million and $78.9 million.

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

Our standard return policy allows a 30-day refund period from the date of customer receipt for all customer purchases. Our return rate averaged approximately 15%, 19% and 19% in fiscal 2020, fiscal 2019 and fiscal 2018. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

Competition

The interactive digital commerce retail business is highly competitive, and we are in direct competition with numerous retailers, including online retailers, many of whom are larger, better financed and have a broader customer base than we do. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores, catalog and mail order retailers and other direct sellers.

Our direct competitors within the television shopping industry include QVC, Inc. and HSN, Inc., which are owned by Qurate Retail Inc. Both QVC, Inc. and HSN, Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high-definition bands and multi-channel carriage, than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche retailers and startups in the television shopping arena who compete with us. We believe that our major competitors leverage their economies of scale to incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, we have the ability to leverage this fixed expense with sales growth to accelerate improvement in our profitability.

We anticipate continued competition for viewers and customers, for experienced television commerce and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the interactive digital commerce industry will be dependent on a number of key factors, including continuing to expand our digital footprint to meet our customers' needs and increasing the lifetime value of our customer base by a combination of growing the number of customers who purchase products from us and maximizing the dollar value of sales and profitability per customer.

Regulation

Our businesses are subject to extensive regulation by federal and state authorities.

Regulation of Cable Television

The cable television industry is subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended ("Communications Act"), the Cable Television Consumer Protection Act of 1992, the Telecommunications Act of 1996 ("Telecommunications Act"), or other laws and FCC rules or policies that may affect our operations. Proposals for additional or revised regulations and requirements are pending before, are being considered by, and may in the future be considered by, Congress and federal regulatory agencies from time to time. We cannot predict the effect of any existing or proposed federal legislation, regulations or policies on our business.

The cable television industry is also regulated by state and local governments with respect to certain franchising matters. The FCC regulates the terms of cable programming networks that are distributed by satellite, as ours is. Those regulations require, among other things, that programming channels be provided to all competing multichannel video programming distributors (“MVPDs”). FCC rules also require that all video programming distributed over MVPDs include captioning for the hearing-impaired, and that all programs that were originally produced to be viewed over MVPD facilities include captions if they are subsequently distributed over the internet.

Regulation of our Online Presence

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

We have historically collected sales tax from customers in states where we have physical presence under the principles laid out under the 1992 United States Supreme Court decision in Quill Corp. v. North Dakota and subsequent related state statutes and regulations. We have continually monitored our physical presence activities, and have historically registered to collect sales tax in multiple states and localities as physical activities have expanded. On June 21, 2018, the United States Supreme Court issued its decision in the South Dakota v. Wayfair, Inc. et al, which overturned the Quill Corp. v. North Dakota physical presence standard and allows state and local taxing jurisdictions to impose sales tax collection responsibilities on remote sellers like us based solely on making a minimum level of sales into the state. We are monitoring state legislation activities in the wake of South Dakota v. Wayfair, Inc. et al that would require us to register to collect sales tax in additional state and local taxing jurisdictions and believe we have complied with new state sales tax legislation as enacted to date.

There are a number of federal laws that limit our ability to pursue certain direct marketing activities, including the Telephone Consumer Protection Act, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act. The statutes govern when and how we may contact consumers through various communication methods, including email, phone calls, faxes and texts, in some cases requiring consent and in others allowing a consumer to opt out of certain communications. These types of regulation may limit our ability to pursue certain direct marketing activities, thus potentially limiting our sales and number of customers.

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

Regulation of our Product Marketing

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

●	The Food and Drug Administration’s regulations regarding marketing claims that can be made about cosmetic beauty products and over-the-counter drugs, which include products for treating acne or medical products, and claims that can be made about food products and dietary supplements;
●	The Federal Trade Commission’s regulations requiring that marketing claims across all product and service categories are truthful, not misleading, and substantiated, as well as its related regulations requiring disclosures concerning the seller’s material connections with or compensation to endorsers and influencers;
●	Regulations related to product safety issues and product recalls including, but not limited to, the Consumer Product Safety Act, the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substance Act, the Flammable Fabrics Act and regulations promulgated pursuant to these acts; and
●	Laws governing the collection, use, retention, security and transfer of personally-identifiable information about our customers.

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

Employees and Human Capital Resource Management

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To achieve these objectives, our human resources programs are designed to prepare our talent for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. At January 30, 2021, we had approximately 780 employees, of which 645 were full-time employees. The majority of whom are employed in customer service, order fulfillment and television production. We are not a party to any collective bargaining agreement with respect to our employees.

Diversity and Inclusion

We believe our equitable and inclusive employment environment underpinned with diverse teams enables us to create, develop and implement core values that leverage the strengths of our workforce to exceed customer expectations and meet our growth objectives.  We bring together our employees from all different backgrounds to solve our clients’ diverse demands and viewpoints.

Current initiatives we are working on include employee experience, talent acquisition, external relationships, and community involvement.  We place a high value on inclusion and strive to encourage our employees to partner with one another and their communities at large to create a connected community in the truest sense of the word. We are committed to having a diverse talent pipeline by recruiting diverse talent across all leadership and skill areas. We are committed to equal employment opportunity and pay equality, regardless of gender, race/ethnicity or background.

It is our intent to create a network where our customers, no matter their gender, race, ethnicity, religion, political views or any other characteristic, feel safe and welcome when they tune in. To create such an environment starts with our employees, and we strive to ensure that we create a diverse, inclusive, and dynamic working environment for our employees.

Segments and Geographic Information

We have two reporting segments: “ShopHQ” and “Emerging.” These segments reflect the way our chief operating decision maker (which is our Chief Executive Officer and Interim Chief Financial Officer) evaluates the Company’s business performance and manages its operations. Nearly all of our sales are to customers residing in the United States. See Note 11 - "Business Segments and Sales by Product Group" in the notes to our consolidated financial statements for additional information.

ShopHQ

The ShopHQ segment encompasses our nationally distributed shopping entertainment network. ShopHQ sells and distributes its products to consumers through its video commerce television, online website and mobile platforms.

Emerging

The Emerging segment consists of our developing business models. This segment includes our Media Commerce Services, which includes creative and interactive services and third-party logistics services (i3PL). The Emerging segment also encompasses ShopHQHealth, ShopBulldogTV and our recently acquired businesses, J.W. Hulme and Float Left. ShopHQHealth is a health and wellness focused network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers. ShopBulldogTV is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retail stores, and programming on ShopHQ. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution.

Available Information

Our corporate website address is www.imediabrands.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and amendments to these reports if applicable, are available, without charge, on our investor relations website at investors.imediabrands.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting the General Counsel, iMedia Brands, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

Item 1A. Risk Factors

Our businesses are subject to many risks. The following are material factors known to us that could have a material adverse affect on our business, reputation, operating results, industry, financial position, or future financial performance. The following risks should be considered in evaluating an investment in our company.

Risks Regarding Our Business

We have a history of losses and a high fixed cost operating base and may not be able to achieve or maintain profitable operations in the future.

We experienced operating losses of approximately $7.9 million, $52.5 million and $18.6 million in fiscal 2020, fiscal 2019 and fiscal 2018. We reported net losses of $13.2 million, $56.3 million and $22.2 million in fiscal 2020, fiscal 2019 and fiscal 2018. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.

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

As of January 30, 2021, we had approximately $15.5 million in unrestricted cash. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.

The Company has a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $70.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and subsequently to pay down our previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also provides an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $20.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the amended revolving PNC Credit Facility are equal to the lesser of $70 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Remaining capacity under the PNC Credit Facility, was $12.5 million as of January 30, 2021. To remain in compliance with our PNC Credit Facility, we must meet customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million.

On February 22, 2021, we completed a public offering, in which we sold 3,289,000 shares of our common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21.2 million.  Please refer to Note 22 - “Subsequent Events” in the notes to our consolidated financial statements for additional information.

We have significant future commitments for our cash, which primarily include payments for cable and satellite program distribution obligations and the eventual repayment of the PNC Credit Facility. Based on our current projections for fiscal 2022, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We further believe that our financial resources, along with managing expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future which may include reduced sales and net income levels for the Company. However, the PNC Credit Facility includes certain restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities, which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.

Covenants in our debt agreements restrict our business in many ways.

The PNC Credit Facility contains various covenants that limit our ability and/or our subsidiaries’ ability to, among other things, incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. In addition, certain financial covenants, including minimum EBITDA levels and a minimum fixed charge coverage ratio, become applicable if unrestricted cash plus facility availability falls below $10.8 million or upon an event of default. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Sources of Liquidity” below for a discussion of the PNC Credit Facility. Upon the occurrence of an event of default under the PNC Credit Facility, the lender could elect to declare all amounts outstanding under the PNC Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lender could proceed against the collateral granted to them to secure that indebtedness. The PNC Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. If the lender and counter parties under the PNC Credit Facility accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under the PNC Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.

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

Our results of operations may be adversely impacted by the ongoing COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain. Our operations may also be limited or impacted by government monitoring and/or regulation of product sales in connection with the COVID-19 pandemic.

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

We are subject to work-from-home orders and other limitations on our business in the states in which we operate. The restrictions, among other things, require us to operate with only certain employees in-person at our facilities. We have focused on taking necessary steps to keep our employees, contractors, vendors, customers, guests, and their families safe during these uncertain times, which has required that we mandate that non-essential personnel work from home, reduce the number of personnel who are allowed in our facilities and on our production set, and implement increased cleaning protocols, social distancing measures, and temperature screenings for those personnel who enter our facilities. We have also mandated that all essential personnel who do not feel comfortable coming to work will not be required to do so. These limitations, as well as additional restrictions that could be placed on our ability to operate by federal, state or local governments, could impact our ability to operate our television shopping, distribution and other businesses, including by reducing the quality of our broadcasts or delaying shipment of our products. This could reduce our profitability and impact our results of operations.

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

We believe that costs associated with the production and distribution of our television programming and costs associated with digital marketing, including search engine marketing and social media marketing, may increase in the foreseeable future. Our digital business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. In obtaining a significant amount of website traffic through search engines, we utilize techniques such as search engine optimization and search engine marketing to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of our search engine optimization and search engine marketing in a negative manner, the business and financial performance of our digital commerce business could be adversely affected. Furthermore, the failure to successfully manage our search engine optimization and search engine marketing strategies could result in a substantial decrease in traffic to our website, as well as increased costs if we were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals will not exceed the revenue generated by our website visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our business and, as a result, adversely affect our financial results. In addition, customers continue to increase their expectations for faster delivery times with free or reduced shipping prices. Increased delivery costs, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand, and the extent to which we offer shipping promotions to our customers, could have an adverse effect on our business, financial condition and results of operations.

Our inability to recruit and retain key employees may adversely impact our ability to sustain growth.

Our growth is contingent, in part, on our ability to retain and recruit employees who have the distinct skills necessary for a business that demands knowledge of the general retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and fulfillment. In recent years, we have experienced significant senior management turnover and reductions in force as discussed in Note 21 - "Executive and Management Transition Costs" and Note 20 - "Restructuring Costs" in the notes to our consolidated financial statements. The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations, our vendor relationships and may make recruiting for future management positions more difficult. Further we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, in fiscal 2019 and fiscal 2018, the Company recorded charges to income of $2.7 million and $2.1 million related to executive and management transition costs incurred, which included severance payments and other incremental expenses.

Our ValuePay installment payment program could lead to significant unplanned credit losses if our credit loss rate materially deteriorates.

We utilize an installment payment program called ValuePay that enables customers to purchase merchandise and pay for the merchandise in two or more monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of January 30, 2021, we had approximately $49.7 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.

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

Any acquisition we make could adversely impact the Company’s performance.

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

Risks Relating to the Products We Market and Sell

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

We maintain, and have generally required the manufacturers and vendors of these products to carry product liability and errors and omissions insurance. We also require that our vendors fully indemnify us for such claims. There can be no assurance that we will maintain this insurance coverage or obtain additional coverage on acceptable terms, or that this insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. There also can be no assurance that our suppliers will continue to maintain this insurance or that this coverage will be adequate or available with respect to any particular claims or will fulfill their contractual indemnification duties. Product liability claims could result in a material adverse impact on our financial performance.

We may also be subject to involuntary product recalls or we may voluntarily conduct a product recall. The costs associated with product recalls individually or in the aggregate in any given fiscal year, or for any particular recall event, could be significant. Although we maintain product recall insurance, and we require that our vendors fully indemnify us for such events, an involuntary product recall could result in a material adverse impact on our financial performance. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

Risks Regarding Our Securities

Our stock price has experienced a significant decline, which could further adversely affect our ability to raise additional capital and/or cause us to be subject to securities class action litigation.

The market price of our common stock has experienced a significant decline from which it has not fully recovered. In 2015, the market price of our common stock, as reported on The Nasdaq Global Market, declined from a high of $69.90 in the first quarter of 2015 to a low of $1.35 in the first quarter of 2020. Most recently, on April 21, 2021, the market price of our common stock, as reported on The Nasdaq Capital Market, closed at a price of $7.13 per share. The prices at which our common stock are quoted and the prices which investors may realize will be influenced by several factors, some specific to our company and operations and some that may affect our sector or public companies generally. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including the first half of 2020, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

There can be no assurance that we will be able to comply with the continued listing standards of The Nasdaq Capital Market and we could be delisted.

Even though our common stock is listed on The Nasdaq Capital Market, we cannot assure you that we will be able to comply with standards necessary to maintain a listing of our common stock on The Nasdaq Capital Market. Our failure to meet the continuing listing requirements may result in our common stock being delisted from The Nasdaq Capital Market.

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

Risks Relating to Our Television Programming

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

We are dependent upon our ability to compete for television viewers. Effectively competing for television viewers is dependent, in part, on our ability to secure placement of our television programming within a suitable programming tier at a desirable channel position or format. The majority of multi-video programming distributors now offer programming on a digital basis, which has resulted in increased channel capacity. While the growth of digital cable and these other systems may over time make it possible for our programming to be more widely distributed, there are several risks as well. The primary risks associated with the growth of digital cable and alternative digital platforms are demonstrated by the following:

●	we could experience declines in sales per digital tier subscriber because of the increased number of channels offered on digital systems competing for the same number of viewers and the less desirable location we typically are assigned in digital tiers;
●	more competitors may enter the marketplace as additional channel capacity is added;
●	we may not be able to successfully negotiate renewal terms for our programming distribution agreements that are favorable to us or that offer our programming to viewers within a suitable programming tier at a desirable channel position and format;
●	more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections as well as increased access to various media through wireless devices);
●	cable, satellite, and telecommunication providers are facing competition from new services which could result in a loss of subscribers; and
●	our effective costs of distribution may increase as we deliver programming in multiple channel locations unless we secure increases in customers.

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

Regulatory Risks

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

Additionally, existing privacy-related laws, regulations, self-regulatory obligations and other legal obligations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters, and courts may interpret existing privacy-related laws and regulations in new or different manners. For example, the State of California enacted legislation in June 2018, the California Consumer Privacy Act of 2018, which took effect January 1, 2020, and, among other things, requires companies that process information regarding California residents to provide new disclosures to California consumers, allow such consumers to opt out of data sharing with third parties and provide a new cause of action for data breaches.

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

Nearly all of our customers pay for purchases via a credit or debit card. Credit and debit card payment organizations continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for encrypted use and secure storage of customer data. By virtue of the volume of our overall credit card transactions, we are a Level 1 merchant which requires the annual completion of a formal Report of Compliance ("ROC") by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially adversely affect sales. Although we received an approved ROC on July 31, 2020, there is no guarantee that we will continue to receive such approvals.

We will be required to collect and remit sales taxes in more states and we may be subject to claims for potential uncollected amounts.

On June 21, 2018, the United States Supreme Court issued a ruling in the South Dakota v. Wayfair, Inc. et al case which dramatically increased the ability of states to impose sales tax collection responsibilities on remote sellers, including the Company. As a result of this new ruling, the Company is now required to collect sales tax in any state which passes legislation requiring out of state retailers to collect sales tax even where they have no physical nexus. Adding sales tax to our transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to retroactively collect taxes under an "economic nexus" threshold where we currently are not collecting could result in substantial tax liabilities for past sales, as well as penalties and interest.

Technology and Intellectual Property Risks

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own two commercial buildings occupying approximately 209,000 square feet and the related land they occupy in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities, call center operations and administrative offices. We own an approximately 600,000 square foot distribution facility in Bowling Green, Kentucky, which we use primarily for the fulfillment of merchandise purchased and sold by us and for certain call center operations. Our owned real property in Eden Prairie, Minnesota and Bowling Green, Kentucky is currently pledged as collateral under our PNC Credit Facility. We lease retail space in Saint Paul, Minnesota, which consists of approximately 900 square feet and is used for our Emerging segment retailer, J.W. Hulme, and our agreement for such space expires in April 2024. We also lease office space in Juno Beach, Florida, which consists of approximately 6,400 square feet and is used for our Emerging segment Media Commerce Services brand, Float Left, and our agreement for such space expires in February 2025.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional alternative space will be available as needed to accommodate expansion of operations.

Item 3. Legal Proceedings

For additional information regarding our legal proceedings, see Note 18 – “Litigation” in the notes to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol "IMBI."

Holders

As of April 21, 2021, we had approximately 693 common shareholders of record.

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

We are restricted from paying dividends on our common stock by the PNC Credit Facility, as discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity."

Issuer Purchases of Equity Securities

There were no authorizations for repurchase programs or repurchases made by or on behalf of us or any affiliated purchaser for shares of any class of our equity securities in any fiscal month within the fourth quarter of fiscal 2020.

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

The foregoing summary of the Rights Plan does not purport to be complete and is qualified by reference to the full text of the Rights Plan agreement, which has been filed as Exhibit 4.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. This annual report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Discussion, analysis and comparisons of Fiscal 2018 and Fiscal 2019 that are not included in this report can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended February 1, 2020.

Overview

Impact of COVID-19 on Our Business

In light of the COVID-19 pandemic, we have focused on taking necessary steps to keep our employees, contractors, vendors, customers, guests, and their families safe during these uncertain times. Throughout the pandemic, we have mandated that non-essential personnel work from home, reduced the number of personnel who are allowed in our facilities and on our production sets, and implemented increased cleaning protocols, social distancing measures, and temperature screenings for those personnel who enter our facilities. We have also mandated that all essential personnel who do not feel comfortable coming to work will not be required to do so. We have experienced certain disruptions in our business due to these modifications and resource constraints. Restrictions on travel have also negatively impacted the availability of some of our on-air experts and has eliminated our ability to produce remote broadcasts. We have also experienced longer ship times in our transportation network, which has driven increased calls into our customer service center and increased wait times.

In view of the COVID-19 pandemic, we reduced spending broadly across the Company, only proceeding with operating and capital spending that is critical. In addition, we eliminated positions across the ShopHQ segment during the first quarter of fiscal 2020, the majority of which were in customer service, order fulfillment, and television production. We developed contingency plans to reduce costs further if the situation deteriorates. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. As a result, at the time of this filing, the COVID-19 pandemic remains fluid and we are unable to determine or predict the overall impact it will have on our business, results of operations, liquidity, or capital resources.

Despite these past and potential adverse impacts of the COVID-19 pandemic, we believe it has impacted our business less than other media companies because of our direct-to-consumer business model that serves home-bound consumers seeking to buy goods without leaving the safety of their homes. As a result, beginning at the end of March 2020 and continuing through the third quarter of 2020, we observed an increase in demand for merchandise within our beauty & wellness product category, particularly in health products, and decreases in demand for merchandise within our fashion category and higher priced merchandise within our jewelry category. During the fourth quarter of 2020, we shifted airtime into higher priced merchandise in our jewelry category, as we observed a rebound in demand, and decreased airtime in health related products in our beauty & wellness product category. We have continued to offer our installment payment option. While we expect demand for our products will continue, we cannot estimate the impact that the COVID-19 pandemic will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic. As the COVID-19 pandemic continues, there is risk of changes in consumer demand, consumer spending patterns, and changes in consumer tastes which may adversely affect our operating results.

Summary Results for Fiscal 2020, 2019 and 2018

Consolidated net sales during fiscal 2020 were $454.2 million compared to $501.8 million during fiscal 2019, a 9% decrease. Consolidated net sales during fiscal 2019 were $501.8 million compared to $596.6 million during fiscal 2018, a 16% decrease. We reported an operating loss of $7.9 million and a net loss of $13.2 million for fiscal 2020. The operating loss and net loss for fiscal 2020 included restructuring costs of $715,000 and transaction, settlement and integration costs totaling $1.2 million. We reported an operating loss of $52.5 million and a net loss of $56.3 million for fiscal 2019. The operating loss and net loss for fiscal 2019 included restructuring costs of $9.2 million; a non-cash inventory write-down of $6.1 million; executive and management transition costs of $2.7 million; rebranding costs of $1.3 million; and transaction, settlement and integration costs, net, totaling $694,000. We reported an operating loss of $18.6 million and a net loss of $22.2 million for fiscal 2018. The operating loss and net loss for fiscal 2018 included executive and management transition costs of $2.1 million; transaction, settlement and integrations costs of $1.5 million; and a gain of $665,000 related to the sale of our Boston television station.

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

Private Placement

On April 14, 2020, we entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which we sold an aggregate of 1,836,314 shares of our common stock, issued warrants to purchase an aggregate of 979,190 shares of our common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate 114,698 shares of our common stock at a price of $0.001 per share in a private placement, for an aggregate cash purchase price of $4.0 million. The initial closing occurred on April 17, 2020 and we received gross proceeds of $1.5 million. The additional closings occurred on May 22, 2020, June 8, 2020, June 12, 2020 and July 11, 2020 and we received aggregate gross proceeds of $2.5 million. We have used the proceeds for general working capital purposes.

The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. IWCA is owned by our Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of our company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 19 - “Related Party Transactions” in the notes to our consolidated financial statements. Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest shareholder.

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

Restructuring Costs

During fiscal 2020, the Company implemented and completed another cost optimization initiative, which eliminated positions across the ShopHQ segment, the majority of which were in customer service, order fulfillment and television production. As a result of the fiscal 2020 cost optimization initiative, we recorded restructuring charges of $715,000 for fiscal 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the ShopHQ segment. These initiatives were substantially completed as of January 30, 2021, with related cash payments expected to continue through the fourth quarter of fiscal 2021. The fiscal 2020 optimization initiative is expected to eliminate approximately $16 million in annual overhead costs.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Gross margin	36.8%	32.6%	34.7%
Operating expenses:
Distribution and selling	28.6%	34.0%	32.2%
General and administrative	4.5%	5.1%	4.3%
Depreciation and amortization	5.3%	1.6%	1.0%
Restructuring costs	0.1%	1.8%	—%
Executive and management transition costs	—%	0.6%	0.4%
Gain on sale of television station	—%	—%	(0.1)%
Total operating expenses	38.5%	43.1%	37.8%
Operating loss	(1.7)%	(10.5)%	(3.1)%
Interest expense, net	(1.2)%	(0.7)%	(0.6)%
Loss before income taxes	(2.9)%	(11.2)%	(3.7)%
Income tax provision	—%	—%	—%
Net loss	(2.9)%	(11.2)%	(3.7)%

Key Operating Metrics

	Fiscal Year Ended
	January 30,			February 1,			February 2,
	2021	Change		2020	Change		2019
Merchandise Metrics
Gross margin %	36.8%	420	bps	32.6%	(210)	bps	34.7%
Net shipped units (in thousands)	6,497	(5)%		6,872	(26)%		9,235
Average selling price	$61	(6)%		$65	12%		$58
Return rate	14.8%	(460)	bps	19.4%	40	bps	19.0%
ShopHQ Digital net sales % (a)	50.8%	(190)	bps	52.7%	(40)	bps	53.1%
Total Customers - 12 Month Rolling (in thousands)	1,020	(2)%		1,041	(14)%		1,205
(a)	Digital net sales percentage is calculated based on net sales that are generated from our transactional websites and mobile platforms, which are primarily ordered directly online.

Program Distribution

ShopHQ reached more than 80 million homes as of January 30, 2021. We continue to increase the number of channels on existing distribution platforms and alternative distribution methods, including reaching deals to launch our programming on high definition ("HD") channels. We believe that our distribution strategy of pursuing additional channels in productive homes already receiving our programming is a more balanced approach to growing our business than merely adding new television homes in untested areas. We believe that having an HD feed of our service allows us to attract new viewers and customers.

Television Distribution Rights

During fiscal 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems, including channel placement rights. As a result, we recorded a television distribution rights asset of $43.7 million. The liability relating to the television distribution rights was $36.5 million as of January 30, 2021, of which $29.2 million was classified as current. We believe having favorable channel positioning within the general entertainment area on the distributor's channel line-up impacts our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases. See Note 2 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for a discussion on our accounting policy for television distribution rights.

Net Shipped Units

The number of net shipped units (shipped units less returned units) during fiscal 2020 decreased 5% from fiscal 2019 to 6.5 million from 6.9 million. The number of net shipped units during fiscal 2019 decreased 26% from fiscal 2018 to 6.9 million from 9.2 million. The decrease in the net shipped units during fiscal 2020 was driven primarily by a decrease in consolidated net sales, partially offset by a mix shift into health products within our beauty & wellness product category. The decrease in net units shipped during fiscal 2019 was primarily driven by a decrease in consolidated net sales and by offering a higher average selling price in our jewelry & watches and home & consumer electronics product categories. The decrease in net shipped units during fiscal 2019 was also driven by shifting our merchandise mix out of fashion & accessories, which is a high unit volume sales category.

Average Selling Price

The average selling price ("ASP") per net unit was $61 in fiscal 2020, a 6% decrease from fiscal 2019. The decrease in the ASP during fiscal 2020 was primarily driven by a mix shift into health products within our beauty & wellness product category, which was a lower ASP assortment. For fiscal 2019, the ASP was $65, a 12% increase from fiscal 2018. The increase in the ASP during fiscal 2019 was primarily driven by a mix shift into jewelry & watches from our fashion & accessories category, combined with ASP increases in our jewelry & watches and home & consumer electronics product categories.

Product Return Rates

Our product return rate was 14.8% in fiscal 2020 compared to 19.4% in fiscal 2019, a 460 bps decrease. The decrease in the fiscal 2020 return rate was driven by return rate decreases in all product categories, primarily in our jewelry & watches and beauty & wellness product categories. The decrease in the return rate was additionally driven by a sales mix shift out of jewelry and into beauty & wellness, which has a lower return rate. Our return rate was 19.4% in fiscal 2019 and 19.0% in fiscal 2018. We continue to monitor our product return rates in an effort to keep our overall product return rates commensurate with our current product mix and our average selling price levels.

Total Customers

Total customers is determined by counting the total customers who made a purchase during the prior 12 months. Total customers during the last twelve months, as of January 30, 2021, decreased 2% from the prior year to approximately 1,020,000. Total customers purchasing over the last twelve months, as of February 1, 2020, decreased 14% from the prior year to 1,041,000.

Total customers have declined for the last six years, primarily driven by decreases in attracting new customers compared to the prior year. Although we increased our new customers during fiscal 2020 compared to the prior year, we are continually working on reversing this trend by implementing the following initiatives, among others, to increase our active customer file:

●	introducing by appointment viewing “static programming,” so viewers know when to tune in;
●	launching innovative programming, such as “Learning to Cook with Shaq,” “Fashion Talk with Fatima,” and “GemHQ”; and
●	establishing category specific customer growth priorities around ASP, product assortment and product margins.

Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2020 were $454.2 million, a 9% decrease from consolidated net sales of $501.8 million for fiscal 2019. Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2019 were $501.8 million, a 16% decrease from consolidated net sales of $596.6 million for fiscal 2018.

Net Sales Trends

During fiscal 2020 and 2019, our consolidated net sales, inclusive of shipping and handling revenue, decreased 9% and 16%, which continued a multi-year trend of net sales decreases. Our continued decrease in net sales was primarily driven by a 2% and 14% decline in our 12-month active customer file (as discussed under “Total Customers” above). This trend has been a significant driver of our sales decreases over the prior two years.

Fiscal 2020 Consolidated Net Sales Compared to Fiscal 2019

	For the Fiscal Years Ended
	January 30,	February 1,
	2021	2020	Change	% Change

ShopHQ	(dollars in thousands)
Net merchandise sales by category:
Jewelry & Watches	$161,999	$200,893	$(38,894)	(19)%
Home & Consumer Electronics	62,910	106,025	(43,115)	(41)%
Beauty & Wellness	124,222	80,945	43,277	53%
Fashion & Accessories	45,261	65,616	(20,355)	(31)%
All other (primarily shipping & handling revenue)	42,750	42,628	122	0%
Total ShopHQ	437,142	496,107	(58,965)	(12)%
Emerging	17,029	5,715	11,314	198%
Consolidated net sales	$454,171	$501,822	$(47,651)	(9)%

Jewelry & Watches: The $38.9 million decrease in jewelry & watches was primarily due to decreased airtime of 13%. The decrease was additionally driven by reduced productivity (sales per on-air minute) from a declining active customer file during fiscal 2020. Jewelry & watches continues to be our most productive category. The airtime decreases in jewelry & watches was primarily within jewelry, as we shifted airtime into beauty & wellness as a result of increased demand for health-related products during the second, third and fourth quarters.

Home & Consumer Electronics: The $43.1 million decrease was driven by a 33% reduction in airtime during fiscal 2020 and a declining active customer file.

Beauty & Wellness: The $43.3 million increase in fiscal 2020 was driven by increased active customers. The increase was also driven by increased airtime of 78% during fiscal 2020.

Fashion & Accessories: The $20.4 million decrease was driven by a decreased active customer base and an overall softness in this product category. The decrease was additionally driven by reduced airtime of 19%.

Other: The $0.1 million increase was driven by increased revenue from monthly subscriptions to the ShopHQ VIP customer program, mostly offset by decreased shipping & handling revenue resulting from the 5% decrease in net shipped units.

Emerging Businesses: The $11.3 million increase was driven by revenue from business initiatives commencing within or following the comparable prior year period, such as our third-party logistics services (i3PL), ShopBulldogTV, OurGalleria.com, and recently acquired businesses, J.W. Hulme and Float Left. Additionally, revenue for fiscal 2020 includes the results from ShopHQHealth, which launched during the third quarter of fiscal 2020. The increase was partially offset by reduced sales from our niche website, princetonwatches.com.

Digital and Mobile Net Sales

We believe that our television shopping program is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our television program and then placing their orders online or through mobile devices. Our digital sales penetration, or, the percentage of ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 50.8% in fiscal 2020 as compared to 52.7% in fiscal 2019 and 53.1% in fiscal 2018. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration decreased to 55.5% of total digital orders during fiscal 2020 versus 57.3% and 54.0% of total digital orders during fiscal 2019 and fiscal 2018.

Gross Profit

	For the Fiscal Years Ended
	January 30,	February 1,
	2021	2020	Change	% Change

	(dollars in thousands)
ShopHQ	$160,190	$162,809	$(2,619)	(2)%
Emerging	6,863	828	6,035	729%
Consolidated gross profit	$167,053	$163,637	$3,416	2%

Consolidated gross profit for fiscal 2020 was $167.1 million, an increase of 2%, compared to $163.6 million for fiscal 2019. ShopHQ’s gross profit decreased $2.6 million, or 2% compared to fiscal 2019. The decrease in ShopHQ’s gross profit during fiscal 2020 was primarily driven by the 12% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during fiscal 2020. ShopHQ’s fiscal 2019 gross profit includes a non-cash inventory impairment write-down of $6.1 million. Emerging's gross profit increased $6.0 million compared to fiscal 2019 and was primarily driven by the increase in net sales (as discussed above).

Consolidated gross margin percentages for fiscal 2020 and fiscal 2019 were 36.8% and 32.6%, which represents a 420 basis point increase. ShopHQ's gross margin percentages fiscal 2020 and fiscal 2019 were 36.6% and 32.8%, which represent a 380 basis point increase. The increase in ShopHQ’s gross margin percentage reflects the following: a 210 basis point margin increase attributable to increased gross profit rates in most product categories, primarily jewelry & watches and home & consumer electronics; a 140 basis point margin increase attributable to a shift into our beauty & wellness category, which typically has a higher margin; a 40 basis point increase due to higher shipping and handling margins; and

a 10 basis point increase attributable to decreased inventory write-offs. The category gross profit rates were positively impacted by more disciplined pricing and markdown execution. Emerging's gross margin percentages for fiscal 2020 and fiscal 2019 were 40.3% and 14.5%. The increase in the Emerging gross margin percentage reflects business initiatives commencing within or following the comparable prior year period, such as i3PL, ShopBulldogTV, ShopHQHealth, and recently acquired businesses, J.W. Hulme and Float Left.

Operating Expenses

Total operating expenses were $175.0 million, $216.2 million and $225.5 million for fiscal 2020, fiscal 2019 and fiscal 2018, representing a decrease of $41.2 million or 19% from fiscal 2019 to fiscal 2020, and a decrease of $9.3 million, or 4% from fiscal 2018 to fiscal 2019. Total operating expenses as a percentage of net sales were 38.5%, 43.1% and 37.8% for fiscal 2020, fiscal 2019 and fiscal 2018. Total operating expense for fiscal 2020 included restructuring costs of $715,000. Total operating expense for fiscal 2019 included restructuring costs of $9.2 million; executive and management transition costs of $2.7 million and rebranding costs of $1.3 million. Total operating expenses for fiscal 2018 included executive and management transition costs of $2.1 million and a gain of $665,000 from the sale of our Boston television station. Excluding restructuring costs, executive and management transition costs and the gain on sale of television station, total operating expenses as a percentage of net sales were 38.4%, 40.7% and 37.5% for fiscal 2020, fiscal 2019 and fiscal 2018.

Distribution and selling expense for fiscal 2020 decreased $40.7 million, or 24%, to $129.9 million or 28.6% of net sales compared to $170.6 million or 34.0% of net sales in fiscal 2019. Distribution and selling expense decreased during fiscal 2020 due to decreased program distribution expense of $25.6 million, decreased variable expenses of $9.6 million, decreased salaries and benefits of $6.1 million, decreased online selling and search fees of $905,000, decreased travel expense of $444,000, decreased direct mail advertising of $350,000, decreased production expense of $204,000, and integration costs included in the comparable prior year period of $383,000 relating to the start-up of our third party logistics business and launch of our customer loyalty program, called ShopHQ VIP. The decrease from the comparable prior period was partially offset by increased accrued incentive compensation of $1.6 million and a $1.5 million gain included in the comparable prior year period related to proceeds on the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit. The decrease in program distribution expense was driven by renegotiated agreements with certain cable and satellite distributors resulting in lower rates, a decrease in access fees attributable to a lower average number of homes receiving our programming, and by acquiring television distribution rights in lieu of continuing monthly subscriber fee obligations. The decrease in variable costs was primarily driven by decreased variable fulfillment and customer service salaries and wages of $5.6 million and decreased variable credit card processing fees and bad debt expense of $4.4 million, partially offset by increased customer service telecommunications expense of $474,000. Total variable expenses during fiscal 2020 were approximately 8.5% of total net sales versus 9.5% of total net sales for the prior year comparable period.

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

General and administrative expense for fiscal 2020 decreased $5.3 million, or 21%, to $20.3 million, or 4.5% of net sales compared to $25.6 million or 5.1% of net sales in fiscal 2019. For fiscal 2020, the decrease in general and administrative expense was primarily due to decreased salaries of $2.8 million, decreased share-based compensation expense of $1.3 million, decreased rebranding costs of $1.3 million, decreased contract settlement costs of $602,000, decreased travel expense of $155,000, decreased costs of $121,000 related to costs included in the comparable prior year period to amend our Articles of Incorporation and to effect a one-for-ten reverse stock split of our common stock, and decreased transaction and integration costs of $94,000. The decrease from the comparable period was partially offset by increased accrued incentive compensation of $720,000 and increased costs of $183,000 related to consulting fees incurred to explore additional loan financings and incremental COVID-19 legal costs.

Depreciation and amortization expense was $24.0 million, $8.1 million and $6.2 million for fiscal 2020, fiscal 2019 and fiscal 2018, representing an increase of $16.0 million, or 198% from fiscal 2019 to fiscal 2020 and an increase of $1.8 million, or 29% from fiscal 2018 to fiscal 2019. Depreciation and amortization expense as a percentage of net sales was 5.3% for fiscal 2020, 1.6% for fiscal 2019 and 1.0% for fiscal 2018. The increase in depreciation and amortization expense for fiscal 2020 was primarily due to increased amortization expense of $16.9 million related to the channel placement rights obtained during fiscal 2020, increased amortization expense of $309,000 related to the intangible assets acquired during our fourth quarter fiscal 2019 business acquisitions, and increased depreciation expense of $30,000 resulting from an average net increase in our non-fulfillment depreciable asset base year over year. The increase in depreciation and amortization expense for fiscal 2020 was partially offset by decreased amortization expense of $1.3 million relating primarily to the accelerated amortization of the Evine trademark in fiscal 2019.

Operating Loss

We reported an operating loss of $7.9 million in fiscal 2020 compared to an operating loss of $52.5 million for fiscal 2019. ShopHQ and Emerging reported operating losses of $3.6 million and $4.3 million for fiscal 2020 compared to $47.0 million and $5.6 million for fiscal 2019. For fiscal 2020, ShopHQ’s operating loss improved primarily as a result of decreases in distribution and selling expense, restructuring costs, general and administrative expense, and executive and management transition costs. ShopHQ's operating loss also improved due to the non-cash inventory write-down of $6.1 million during the comparable prior period. The improvement in ShopHQ's operating loss was partially offset by increased depreciation and amortization expense and decreased gross profit driven by decreased net sales. Emerging's operating loss improved during fiscal 2020 primarily from an increase in gross profit of $6.0 million driven by an increase in net sales and decreased restructuring costs of $938,000. The improvement in Emerging’s operating loss was partially offset by increased distribution and selling expense of $3.8 million and increased general and administrative expense of $1.8 million.

Interest Expense

Total interest expense for fiscal 2020 increased $1.5 million, or 39%, to $5.2 million compared to $3.8 million for fiscal 2019. During fiscal 2020, we recorded liabilities relating to television distribution rights, which represent the present value of payments for the television channel placement rights. The interest expense recorded during fiscal 2020 includes interest expense of $1.4 million imputed on our television distribution rights obligation. The total television distribution rights liability was $36.5 million as of January 30, 2021, of which $29.2 million was classified as current in the accompanying consolidated balance sheets. Estimated interest expense related to the television distribution obligation is $1.3 million for fiscal 2021 and $212,000 for fiscal 2022. The increase in interest rate expense for fiscal 2020 was additionally driven by increased vendor financing interest of $277,000, partially offset by a lower average balance outstanding on our PNC Credit Facility, an impact of approximately $320,000.

Income Taxes

For fiscal 2020, fiscal 2019 and fiscal 2018, our net loss reflects an income tax provision of $60,000, $11,000 and $65,000, which relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on the losses recorded during fiscal 2020, fiscal 2019 and fiscal 2018 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Net Loss

For fiscal 2020, we reported a net loss of $13.2 million, or $1.23 per basic and dilutive share, on 10,745,916 weighted average common shares outstanding. For fiscal 2019, we reported a net loss of $56.3 million, or $7.54 per basic and dilutive share, on 7,462,380 weighted average common shares outstanding. For fiscal 2018 we reported a net loss of $22.2 million or $3.35 per basic and dilutive share, on 6,607,321 weighted average common shares outstanding. Net loss for fiscal 2020 includes restructuring costs of $715,000; interest expense of $5.2 million; and transaction, settlement and integrations costs totaling $1.2 million. Net loss for fiscal 2019 includes restructuring costs of $9.2 million; a non-cash inventory write-down of $6.1 million; executive and management transition costs of $2.7 million; rebranding costs of $1.3 million; interest expense of $3.8 million; and transaction, settlement and integrations costs, net, totaling $694,000. Net loss for fiscal 2018 includes executive and management transition costs of $2.1 million, contract termination costs of $753,000, business development and expansion costs of $796,000, a gain on the sale of our Boston television station of $665,000, and interest expense of $3.5 million.

Adjusted EBITDA Reconciliation

Adjusted EBITDA (as defined below) for fiscal 2020 was $23.9 million compared with Adjusted EBITDA of $(18.4) million for fiscal 2019 and $(2.4) million for fiscal 2018.

A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	For the Fiscal Years Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Net loss	$(13,234)	$(56,296)	$(22,157)
Adjustments:
Depreciation and amortization (a)	27,978	12,014	10,164
Interest income	(3)	(17)	(34)
Interest expense	5,237	3,777	3,502
Income taxes	60	11	65
EBITDA (b)	$20,038	$(40,511)	$(8,460)

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$20,038	$(40,511)	$(8,460)
Adjustments:
Transaction, settlement and integration costs, net (c)	1,200	694	1,549
Restructuring costs	715	9,166	—
Inventory impairment write-down	—	6,050	—
Executive and management transition costs	—	2,741	2,093
Rebranding costs	—	1,265	—
Gain on sale of television station	—	—	(665)
Non-cash share-based compensation expense	1,960	2,204	3,064
Adjusted EBITDA (b)	$23,913	$(18,391)	$(2,419)
(a)	Includes distribution facility depreciation of $4.0 million, $4.0 million and $3.9 million for the years ended January 30, 2021, February 1, 2020 and February 2, 2019. Distribution facility depreciation is included as a component of cost of sales within the accompanying consolidated statements of operations. The year ended January 30, 2021 includes amortization expense related to the television distribution rights totaling $16.9 million.
(b)	EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs, net; restructuring costs; non-cash impairment charges and write downs; executive and management transition costs; rebranding costs; gain on sale of television station; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs for the year ended January 30, 2021 include consulting fees incurred to explore additional loan financings, settlement costs, professional fees related to the TheCloseOut.com transaction, and incremental COVID-19 related legal costs. Transaction, settlement and integration costs, net, for year ended February 1, 2020 includes contract settlement costs of $1.2 million; business acquisition and integration-related costs of $246,000 to acquire Float Left and J.W. Hulme; costs incurred related to the implementation of our ShopHQ VIP customer loyalty program and our third-party logistics service offerings of $658,000, costs incurred to amend our Articles of Incorporation and to effect a one-for-ten reverse stock split of our common stock of $121,000, partially offset by a $1.5 million gain for the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit. Transaction, settlement and integration costs for the year ended February 2, 2019 includes business development and expansion costs of $796,000 and contract termination costs of $753,000.

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

Financial Condition, Liquidity and Capital Resources

As of January 30, 2021, we had cash of $15.5 million. In addition, under the PNC Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of February 1, 2020, we had cash of $10.3 million. During fiscal 2020, working capital increased $191,000 to $33.7 million compared to working capital of $33.5 million for fiscal 2019 (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets divided by total current liabilities) was 1.2 at January 30, 2021 and 1.3 at February 1, 2020.

Sources of Liquidity

Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc. As of January 30, 2021, we had cash of $15.5 million and additional borrowing capacity of $12.6 million. Our cash was held in bank depository accounts primarily for the preservation of cash liquidity.

PNC Credit Facility

On February 9, 2012, we entered into a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC, as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $70.0 million and provides for a term loan on which we had originally drawn to fund improvements at our distribution facility in Bowling Green, Kentucky and to partially pay down our previously outstanding term loan with GACP Finance Co., LLC. All borrowings under the PNC Credit Facility mature and are payable on July 27, 2023. Subject to certain conditions, the PNC Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6.0 million which, upon issuance, would be deemed advances under the PNC Credit Facility. The PNC Credit Facility also provides for an accordion feature that would allow us to expand the size of the revolving line of credit by an additional $20.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

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

As of January 30, 2021, we had borrowings of $41.0 million under our revolving line of credit. As of January 30, 2021, the term loan under the PNC Credit Facility had $12.4 million outstanding, of which $2.7 million was classified as current in the accompanying balance sheet. Remaining available capacity under the revolving credit facility as of January 30, 2021 was approximately $12.6 million, which provides liquidity for working capital and general corporate purposes. In addition, as of January 30, 2021, our unrestricted cash plus unused line availability was $28.0 million, we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.

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

Public Equity Offerings

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

Subsequent to the end of fiscal 2020, on February 22, 2021, we completed a public offering, in which we issued and sold 3,289,000 shares of our common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21.2 million. Please refer to Note 22 - “Subsequent Events” in the notes to our consolidated financial statements for additional information.

Private Placement Securities Purchase Agreement

On April 14, 2020, we entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which we will issue and sell shares of our common stock and warrants to purchase shares of our common stock. The initial closing occurred on April 17, 2020 and we issued an aggregate of 731,937 shares and warrants to purchase an aggregate of 367,197 shares of our common stock. We received gross proceeds of $1.5 million for the initial closing. The additional closings occurred during the second quarter of fiscal 2020 with an aggregate cash purchase price of $2.5 million, in which we issued 1,104,377 shares of our common stock, warrants to purchase an aggregate of 611,993 shares of our common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate of 114,698 shares of our common stock at a price of $0.001 per share.  See Note 10 - "Shareholders' Equity" in the notes to our consolidated financial statements for additional information.

Other

Our ValuePay program is an installment payment program which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments. As of January 30, 2021, we had approximately $49.7 million of net receivables due from customers under the ValuePay program. Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. However, any such change to the terms of our ValuePay installment program could impact future sales, particularly for products sold with higher price points. Please see "Cash Requirements" below for a discussion of our ValuePay installment program.

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

We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of January 30, 2021, we had total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and finance lease payments totaling approximately $181.2 million coming due over the next five fiscal years. Subsequent to the end of fiscal 2020, we acquired certain assets related to the Christopher & Banks eCommerce business. See Note 22 - “Subsequent Events” in the notes to our consolidated financial statements for additional information.

We have experienced a decline in net sales and a decline in our active customer file during fiscal 2020, 2019 and 2018 and a corresponding impact to our profitability. We have taken or are taking the following steps to enhance our operations and liquidity position: completed equity public offerings during the first quarter of fiscal 2021 and third quarter of fiscal 2020 in which we received proceeds of $21.2 million and $15.8 million, after deducting underwriters’ discounts and commissions and other offering costs; entered into a private placement securities purchase agreements in which we received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement in which we received gross proceeds of $4.0 million during the first six months of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in our work force; negotiated improved payment terms with our inventory vendors; renegotiating with certain cable and satellite distributors to reduce our service costs and improve our payment terms; reduced capital expenditures in fiscal 2020 compared to prior years; managed our inventory receipts in fiscal 2020 to reduce our inventory on hand; implemented by appointment viewing "static programming" to increase viewership; launching or have launched new innovative programming; and establishing category specific customer growth priorities around ASP, product assortment and product margins; launched ShopHQHealth, an additional television network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of customers; and entered into a licensing agreement to operate the Christopher & Banks business.

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

For fiscal 2020, net cash provided by operating activities totaled $6.2 million compared to net cash used for operating activities of $6.2 million in fiscal 2019 and net cash provided by operating activities of $7.2 million in fiscal 2018. Net cash provided by operating activities for fiscal 2020 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, payments for television distribution rights and amortization of deferred financing costs. In addition, net cash provided by operating activities for fiscal 2020 reflects decreases in inventories, accounts receivable and prepaid expenses, and an increase in deferred revenue; partially offset by decreases in accounts payable and accrued liabilities. Inventories decreased primarily as a result of disciplined management of overall working capital components commensurate with sales. Accounts receivable decreased primarily due to lower sales levels, as well as a slight decrease in the utilization of our ValuePay installment program. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2020 primarily due to a decrease in inventory payables as a result of lower inventory levels and timing of payments to vendors, a decrease in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition, and a decrease in accrued cable distribution fees.

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

Net cash used for investing activities totaled $4.9 million for fiscal 2020 compared to net cash used for investing activities of $7.8 million for fiscal 2019. Expenditures for property and equipment were $4.9 million in fiscal 2020 compared to $7.1 million in fiscal 2019. The decrease in capital expenditures in fiscal 2020 compared to fiscal 2019 primarily related to expenditures made for the upgrades in our customer service call routing technology during fiscal 2019. Additional capital expenditures made during the periods presented relate primarily to the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives; and the assets acquired to operate the Christopher & Banks eCommerce business as described in Note 22 – “Subsequent Events” in the notes to our consolidated financial statements. During fiscal 2019, we paid $635,000 for the acquisition of J.W. Hulme and Float Left.

Net cash provided by financing activities totaled $5.2 million in fiscal 2020 and related primarily to proceeds from our PNC revolving loan of $26.4 million and proceeds from the issuance of common stock and warrants of $20.0 million, offset by principal payments on the PNC revolving loan of $39.3 million, principal payments on our PNC term loan of $2.7 million, final payments related to our fiscal 2019 business acquisitions of $238,000, payments for common stock issuance costs of $216,000, finance lease payments of $103,000 and tax payments for restricted stock unit issuances of $13,000. Net cash provided by financing activities totaled $3.3 million in fiscal 2019 and related primarily to proceeds from our PNC revolving loan of $188.1 million and proceeds from the issuance of common stock and warrants of $6.0 million, offset by principal payments on the PNC revolving loan of $188.1 million, principal payments on our PNC term loan of $2.5 million, payments for common stock issuance costs of $109,000, finance lease payments of $71,000 and tax payments for restricted stock unit issuances of $39,000.

Financial Covenants

The PNC Credit Facility contain~~s~~ customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million or upon an event of default. As of January 30, 2021, our unrestricted cash plus unused line availability was $28.0 million, and we were in compliance with applicable financial covenants of the PNC Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 30, 2021. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

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

Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

●	Accounts receivable. We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 55% to 67%. As of January 30, 2021 and February 1, 2020, we had approximately $49.7 million and $56.9 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts, which is primarily related to our ValuePay program, for fiscal 2020, fiscal 2019 and fiscal 2018 was $4.9 million, $7.3 million and $7.8 million. Based on our fiscal 2020 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total net sales would have an impact of approximately $1.4 million on consolidated distribution and selling expense.
●	Inventory. We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of January 30, 2021 and February 1, 2020, we had inventory balances of $68.7 million and $78.9 million. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the following factors: age of the inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost. In determining appropriate reserve percentages, we look at our historical write off experience, the specific merchandise categories affected, our historic recovery percentages on various methods of liquidations, return to vendor contract rights, forecasts of future planned receipts, forecasts of inventory levels, forecasts of future product airings and current markdown processes. Provision for excess and obsolete inventory for fiscal 2020, fiscal 2019 and fiscal 2018 was $5.5 million, $8.8 million and $5.1 million. The fiscal 2019 provision includes a non-cash inventory write-down of $6.1 million resulting from a change in our merchandise strategy (see Note 17 - "Inventory Impairment Write-down" in the notes to our consolidated financial statements). Based on our fiscal 2020 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $560,000 on consolidated gross profit.
●	Merchandise returns. We record a merchandise return liability as a reduction of gross sales for anticipated merchandise returns at each reporting period and must make estimates of potential future merchandise returns related to current period product revenue. Our return rates on our total net sales were 14.8% in fiscal 2020, 19.4% in fiscal 2019, and 19.0% in fiscal 2018. We estimate and evaluate the adequacy of our merchandise returns liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period. As of January 30, 2021 and February 1, 2020, we recorded a merchandise return liability of $5.3 million and $5.8 million, included in accrued liabilities, and a right of return asset of $2.7 million and $3.2 million, included in other current assets. Based on our fiscal 2020 sales returns, a one-point increase or decrease in our returns rate would have had an impact of approximately $2.1 million on gross profit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF iMEDIA BRANDS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

iMedia Brands, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iMedia Brands Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three fiscal years in the period ended January 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Obsolescence Reserve– Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s inventories are stated at the lower of average cost or net realizable value. The Company maintains an inventory reserve based primarily on the age of the inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost.  In determining appropriate inventory reserve percentages, the Company evaluates a number of factors including its historical write off experience, the specific merchandise categories affected, its historic recovery percentages on various methods of liquidations, and return to vendor contract rights, as well as forecasts of future planned receipts, inventory levels, and product airings.

Inventories, net, and the inventory reserve at January 30, 2021, totaled $68.7 million and $10.0 million, respectively.

Given the significant judgments necessary to identify and record the inventory reserve timely, performing audit procedures to evaluate management’s estimates of the net realizable value for the inventory on-hand as of the reporting date involved a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the net realizable value for the inventory on-hand as of the reporting date included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in determining the inventory reserve.
●	We obtained the Company’s inventory reserve calculation and tested the mathematical accuracy.
●	We tested the accuracy and completeness of the underlying data used in the calculation of the Company’s inventory reserve.
●	We selected a sample of inventory items and evaluated historical sales performance relative to management’s conclusions on the ability to sell through the inventory on-hand at the forecasted levels.
●	We performed a retrospective review of actual product sales activity and the relative gross margins earned subsequent to fiscal year end to assess potential bias present in the reserve estimate.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 23, 2021

We have served as the Company’s auditor since 2002

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30,	February 1,
	2021	2020

	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$15,485	$10,287
Accounts receivable, net	61,951	63,594
Inventories	68,715	78,863
Current portion of television distribution rights, net	19,725	—
Prepaid expenses and other	7,853	8,196
Total current assets	173,729	160,940
Property and equipment, net	41,988	47,616
Television distribution rights, net	7,028	—
Other assets	3,892	4,187
TOTAL ASSETS	$226,637	$212,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,995	$83,659
Accrued liabilities	29,509	40,250
Current portion of television distribution rights obligations	29,173	—
Current portion of long term credit facility	2,714	2,714
Current portion of operating lease liabilities	462	704
Deferred revenue	213	141
Total current liabilities	140,066	127,468
Other long term liabilities	8,855	335
Long term credit facility	50,666	66,246
Total liabilities	199,587	194,049
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 and 14,600,000 shares authorized as of January 30, 2021 and February 1, 2020; 13,019,061 and 8,208,227 shares issued and outstanding as of January 30, 2021 and February 1, 2020	130	82
Additional paid-in capital	474,375	452,833
Accumulated deficit	(447,455)	(434,221)
Total shareholders’ equity	27,050	18,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$226,637	$212,743

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

	(In thousands, except share and per share data)
Net sales	$454,171	$501,822	$596,637
Cost of sales	287,118	338,185	389,790
Gross profit	167,053	163,637	206,847
Operating expense:
Distribution and selling	129,920	170,587	191,917
General and administrative	20,336	25,611	25,883
Depreciation and amortization	24,022	8,057	6,243
Restructuring costs	715	9,166	—
Executive and management transition costs	—	2,741	2,093
Gain on sale of television station	—	—	(665)
Total operating expense	174,993	216,162	225,471
Operating loss	(7,940)	(52,525)	(18,624)
Other income (expense):
Interest income	3	17	34
Interest expense	(5,237)	(3,777)	(3,502)
Total other expense, net	(5,234)	(3,760)	(3,468)
Loss before income taxes	(13,174)	(56,285)	(22,092)
Income tax provision	(60)	(11)	(65)
Net loss	$(13,234)	$(56,296)	$(22,157)
Net loss per common share	$(1.23)	$(7.54)	$(3.35)
Net loss per common share — assuming dilution	$(1.23)	$(7.54)	$(3.35)
Weighted average number of common shares outstanding:
Basic	10,745,916	7,462,380	6,607,321
Diluted	10,745,916	7,462,380	6,607,321

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

	Common Stock
			Additional		Total
	Number		Paid-In	Accumulated	Shareholders'
	of Shares	Par Value	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, February 3, 2018	6,529,045	$65	$439,699	$(355,768)	$83,996
Net loss	—	—	—	(22,157)	(22,157)
Common stock issuances pursuant to equity compensation awards	262,889	3	45	—	48
Share-based payment compensation	—	—	3,064	—	3,064
BALANCE, February 2, 2019	6,791,934	68	442,808	(377,925)	64,951
Net loss	—	—	—	(56,296)	(56,296)
Common stock issuances pursuant to equity compensation awards	225,293	2	(41)	—	(39)
Share-based payment compensation	—	—	2,204	—	2,204
Common stock issuances pursuant to business acquisitions	391,000	4	1,852	—	1,856
Common stock and warrant issuance	800,000	8	6,010	—	6,018
BALANCE, February 1, 2020	8,208,227	82	452,833	(434,221)	18,694
Net loss	—	—	—	(13,234)	(13,234)
Common stock issuances pursuant to equity compensation awards	99,822	1	(14)	—	(13)
Exercise of warrants	114,698	1	(1)	—	—
Share-based payment compensation	—	—	1,960	—	1,960
Common stock and warrant issuance	4,596,314	46	19,597	—	19,643
BALANCE, January 30, 2021	13,019,061	$130	$474,375	$(447,455)	$27,050

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	January 30,	February 1,	February 2,
	2021	2020	2019

	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(13,234)	$(56,296)	$(22,157)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	27,978	12,014	10,164
Share-based payment compensation	1,960	2,204	3,064
Inventory impairment write-down	—	6,050	—
Payments for television distribution rights	(8,567)	—	—
Amortization of deferred financing costs	196	201	215
Gain on sale of television station	—	—	(665)
Changes in operating assets and liabilities:
Accounts receivable, net	1,643	18,285	14,796
Inventories	10,148	(18,816)	3,539
Deferred revenue	98	58	(35)
Prepaid expenses and other	1,360	776	905
Accounts payable and accrued liabilities	(15,351)	29,367	(2,614)
Net cash provided by (used for) operating activities	6,231	(6,157)	7,212
INVESTING ACTIVITIES:
Property and equipment additions	(4,892)	(7,146)	(8,768)
Cash paid for business acquisitions	—	(638)	—
Proceeds from the sale of assets	—	—	665
Net cash used for investing activities	(4,892)	(7,784)	(8,103)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	26,400	188,100	239,300
Proceeds from issuance of common stock and warrants	20,043	6,000	—
Proceeds from issuance of term loan	—	—	5,821
Proceeds from exercise of stock options	—	—	181
Payments on revolving loan	(39,300)	(188,100)	(245,300)
Payments on term loan	(2,714)	(2,488)	(2,325)
Payments for business acquisition	(238)	—	—
Payments for common stock issuance costs	(216)	(109)	—
Payments on finance leases	(103)	(71)	(12)
Payments for restricted stock issuance	(13)	(39)	(133)
Payments for deferred financing costs	—	—	(96)
Net cash provided by (used for) financing activities	3,859	3,293	(2,564)
Net increase (decrease) in cash and restricted cash equivalents	5,198	(10,648)	(3,455)
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	10,287	20,935	24,390
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$15,485	$10,287	$20,935

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

(1)  The Company

iMedia Brands, Inc. (formerly EVINE Live Inc.) and its subsidiaries ("we," "our," "us," or the "Company") are a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands, media commerce services and online marketplaces. The Company's television brands are ShopHQ, ShopBulldogTV and ShopHQHealth. ShopHQ is the Company's nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive and name-brand merchandise in the categories of jewelry & watches, home & consumer electronics, beauty & wellness, and fashion & accessories directly to consumers 24 hours a day in an engaging and informative shopping experience. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that is geared toward male consumers. ShopHQHealth, which launched in the third quarter of fiscal 2020, is a health and wellness focused television shopping entertainment network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers and their families. The Company's television shopping entertainment programming is distributed through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. It is also streamed live online at shophq.com, shopbulldogtv.com and shophqhealth.com, which are comprehensive digital commerce platforms that sell products which appear on the Company's television shopping entertainment networks as well as an extended assortment of online-only merchandise. The Company's programming is also available on mobile channels and over-the-top ("OTT") platforms. Both the Company's programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.

The Company's consumer brands include Christopher & Banks, J.W. Hulme Company ("J.W. Hulme"), Learning to Cook with Shaquille O’Neal, Kate & Mallory, Live Fit MD, and Indigo Thread. The Christopher & Banks brand was acquired subsequent to the end of fiscal 2020 on March 1, 2021 through a licensing agreement with ReStore Capital, a Hilco Global company, whereby the Company will operate the Christopher & Banks business, a specialty retailer of privately branded women's apparel and accessories, throughout all sales channels, including digital, television, catalog, and brick and mortar retail.  J.W. Hulme was acquired during the fourth quarter of fiscal 2019.

The Company's Media Commerce Services brands are Float Left Interactive, Inc. ("Float Left") and third-party logistics business i3PL. Float Left was acquired during the fourth quarter of fiscal 2019. Media Commerce Services offers creative and interactive advertising, OTT app services and third-party logistics.

The Company’s online marketplaces include OurGalleria.com and TheCloseout.com. OurGalleria.com is a higher-end online marketplace for discounted merchandise, offering an exciting shopping experience with a selection of curated flash sales and events. TheCloseout.com is an online retail store offering quality products at deeply discounted prices. The Company obtained a controlling interest in TheCloseout.com subsequent to the end of fiscal 2020 on February 5, 2021.

On July 16, 2019, the Company changed its corporate name to iMedia Brands, Inc. from EVINE Live Inc. Effective July 17, 2019, the Company’s Nasdaq trading symbol also changed from EVLV to IMBI. On August 21, 2019, the Company changed the name of its primary network, Evine, back to ShopHQ, which was the name of the network in 2014.

(2)  Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2020, ended on January 30, 2021, and consisted of 52 weeks. Fiscal 2019 ended on February 1, 2020 and consisted of 52 weeks. Fiscal 2018 ended on February 2, 2019 and consisted of 52 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification ("ASC") 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Substantially all of the Company’s sales are single performance obligation arrangements for transferring control of merchandise to customers.

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by segment and significant product group is provided in Note 11 - "Business Segments and Sales by Product Group."

As of January 30, 2021, the Company had no remaining performance obligations for contracts with original expected terms of one year or more. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less.

The Company’s merchandise is generally sold with a right of return for up to a certain number of days after the merchandise is shipped and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Merchandise returns and other credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

The Company evaluated whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) in certain vendor arrangements where the merchandise is shipped directly from the vendor to the Company’s customer and the purchase and sale of inventory is virtually simultaneous. Generally, the Company is the principal and reports revenues from such vendor arrangements on a gross basis, as it controls the merchandise before it is transferred to the customer. The Company’s control is evidenced by it being primarily responsible to the customers, establishing price and its inventory risk upon customer returns.

Merchandise Returns

The Company records a merchandise return liability as a reduction of gross sales for anticipated merchandise returns. The Company estimates and evaluates the adequacy of its merchandise return liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period. As of January 30, 2021 and February 1, 2020, the Company recorded a merchandise return liability of $5,271,000 and $5,820,000, included in accrued liabilities, and a right of return asset of $2,749,000 and $3,171,000, included in other current assets.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable

The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales, receivables from credit card companies, and amounts due from vendors for unsold and returned products and are reflected net of reserves for estimated uncollectible amounts. A provision for ValuePay bad debts is provided as a percentage of ValuePay receivables in the period of sale and is based on historical experience. As of January 30, 2021 and February 1, 2020, the Company had approximately $49,736,000 and $56,928,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $3,132,000 and $6,579,000.

Cost of Sales and Other Operating Expenses

Cost of sales includes primarily the cost of merchandise sold and services provided, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges, distribution facility depreciation and vendor share based payment compensation. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $5,085,000, $8,730,000 and $10,299,000 for fiscal 2020, fiscal 2019 and fiscal 2018. Distribution and selling expense consists primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing, fulfillment and share based compensation. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations, share based compensation and director fees.

Cash

Cash consists of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash.

Restricted Cash Equivalents

The Company’s restricted cash equivalents consisted of certificates of deposit with original maturities of three months or less and were generally restricted for a period ranging from 30 to 60 days. Interest income is recognized when earned. The following table provides a reconciliation of cash and restricted cash equivalents reported with the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	January 30,2021	February 1,2020	February 2, 2019
Cash	$15,485,000	$10,287,000	$20,485,000
Restricted cash equivalents	—	—	450,000
Total cash and restricted cash equivalents	$15,485,000	$10,287,000	$20,935,000

Inventories

Inventories, which consists of consumer merchandise held for resale, are stated at the lower of average cost or net realizable value, giving consideration to obsolescence provision write downs of $5,512,000, $8,798,000 and $5,149,000 for fiscal 2020, fiscal 2019 and fiscal 2018. As of January 30, 2021 and February 1, 2020, inventory obsolescence reserves were $9,985,000 and $12,320,000. Additional disclosure of the fiscal 2019 obsolescence provision write down is provided in Note 17 - "Inventory Impairment Write-down." During fiscal 2020, 2019 and 2018, products purchased from one vendor accounted for approximately 20%, 19% and 14% of the Company’s consolidated net sales. During fiscal 2020, products purchased from a second vendor accounted for approximately 14% of the Company’s consolidated net sales. These two vendors are related parties and additional information is included in Note 19 - "Related Party Transactions."

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and online advertising, including amounts paid to online search engine operators and customer mailings. Total marketing and advertising costs and online search marketing fees totaled $3,852,000, $4,673,000 and $4,561,000 for fiscal 2020, fiscal 2019 and fiscal 2018. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.

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

Television Distribution Rights

Television distribution rights are affiliation agreements with television service providers for carriage of the Company’s television programming over their systems, including channel placement rights, which generally run from one to three years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each television distribution right is known or reasonably determinable, has been accepted in accordance with the conditions of the agreement, and is available for its first use on the affiliate’s system. Television distribution rights are recorded at the present value of the contract payments and are amortized on a straight-line basis over the lives of the individual agreements. Amortization expense for television distribution rights is included in depreciation and amortization. Television distribution rights are evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Television distribution rights to be used within one year are reflected as a current asset in the accompanying consolidated balance sheets. The liability relating to television distribution rights payable within one year are classified as current in the accompanying consolidated balance sheets. The long-term portion of the obligations is included in other long term liabilities within the accompanying consolidated balance sheets.

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

Stock-Based Compensation

Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock option and restricted stock unit grants. The estimated grant date fair value of each stock-based award is recognized as compensation over the requisite service period, which is generally the vesting period. Stock-based compensation expense is recognized net of forfeitures, which the Company estimates based on historical data. The estimated

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value of each option is calculated using the Black-Scholes option-pricing model for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards. The estimated fair value of restricted stock grants is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	For the Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Numerator:
Net loss	$(13,234,000)	$(56,296,000)	$(22,157,000)
Earnings allocated to participating share awards (a)	—	—	—
Net loss attributable to common shares — Basic and diluted	$(13,234,000)	$(56,296,000)	$(22,157,000)
Denominator:
Weighted average number of common shares outstanding — Basic (b)	10,745,916	7,462,380	6,607,321
Dilutive effect of stock options, non-vested shares and warrants (c)	—	—	—
Weighted average number of common shares outstanding — Diluted	10,745,916	7,462,380	6,607,321
Net loss per common share	$(1.23)	$(7.54)	$(3.35)
Net loss per common share — assuming dilution	$(1.23)	$(7.54)	$(3.35)
(a)	During fiscal 2018, the Company issued a restricted stock award that is a participating security. For fiscal 2020, fiscal 2019 and fiscal 2018, the entire undistributed loss is allocated to common shareholders.
(b)	For fiscal 2020, the basic earnings per share computation included 21,000 outstanding fully-paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share.
(c)	For fiscal 2020, fiscal 2019 and fiscal 2018, there were 591,000, 46,000 and 34,000 incremental, in-the-money, potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

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

The Company used the following methods and assumptions in estimating its fair values for financial instruments. The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s variable rate PNC Credit Facility, approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The additional disclosures regarding the Company’s fair value measurements are included in Note 8 - "Fair Value Measurements."

Fair Value Measurements on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company’s tangible fixed assets and finite-lived intangible assets. These assets and liabilities are recorded at fair value only if an impairment is recognized in the current period. If the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2020, fiscal 2019 or fiscal 2018.

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

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Intangibles—Goodwill and Other—Internal-Use Software, Subtopic 350-40 (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard during the first quarter of fiscal 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued guidance on the accounting for credit losses on financial instruments, Topic 326, Financial Instruments—Credit Losses (ASU 2016-13). Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition of allowances for losses. The Company adopted this guidance during the first quarter of fiscal

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2021 on a prospective basis. The adoption of the ASU 2016-13 and subsequent amendments did not have a material impact on the Company’s consolidated financial statements.

(3)  Property and Equipment

Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated
	Useful Life	January 30,	February 1,
	(In Years)	2021	2020
Land and improvements	—	$3,236,000	$3,236,000
Buildings and leasehold improvements	3-40	42,441,000	42,239,000
Transmission and production equipment	5-10	8,188,000	7,919,000
Office and warehouse equipment	3-15	18,519,000	19,353,000
Computer hardware, software and telephone equipment	3-10	91,561,000	87,348,000
		163,945,000	160,095,000
Less — Accumulated depreciation		(121,957,000)	(112,479,000)
		$41,988,000	$47,616,000

Depreciation expense in fiscal 2020, fiscal 2019 and fiscal 2018 was $10,662,000, $10,661,000 and $9,999,000.

(4)  Television Distribution Rights

Television distribution rights in the accompanying consolidated balance sheets consisted of the following:

	January 30, 2021	February 1, 2020
Television distribution rights	$43,655,000	$—
Less accumulated amortization	(16,902,000)	—
Television distribution rights, net	$26,753,000	$—

During fiscal 2020, the Company entered into certain affiliation agreements with television service providers for carriage of the Company’s television programming over their systems, including channel placement rights. The rights provide the Company with a channel position on the service provider's channel line-up. The Company recorded television distribution rights of $43.7 million during fiscal 2020, which represents the present value of payments for the television distribution channel placement. Television distribution rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was 1.4 years as of January 30, 2021. Amortization expense related to the television distribution rights was $16,902,000 for fiscal 2020 and is included in depreciation and amortization within the consolidated statements of operations. Estimated amortization expense is $19,725,000 for fiscal 2021 and $7,028,000 for fiscal 2022. The liability relating to the television distribution rights was $36,530,000 as of January 30, 2021, of which $29,173,000 was classified as current in the accompanying consolidated balance sheets. The long-term portion of the obligations is included in other long term liabilities within the accompanying consolidated balance sheets. Interest expense related to the television distribution rights obligation was $1,443,000 during fiscal 2020.

In addition to the channel placement fees, the Company's affiliation agreements generally provide that it will pay each operator a monthly access fee, most often based on the number of homes receiving the Company's programming, and in some cases marketing support payments. Monthly access fees are expensed as distribution and selling expense within the consolidated statement of operations. See Note 16 – “Commitments and Contingencies” for additional information regarding the Company’s cable and satellite distribution agreements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)  Intangible Assets

Intangible assets in the accompanying consolidated balance sheets consisted of the following:

		January 30,2021		February 1,2020
	Estimated	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
Trade Names	3-15	$1,568,000	$(124,000)	$1,568,000	$(19,000)
Technology	4	772,000	(228,000)	772,000	(35,000)
Customer Lists	3-5	339,000	(93,000)	339,000	(14,000)
Vendor Exclusivity	5	192,000	(67,000)	192,000	(29,000)
Total finite-lived intangible assets		$2,871,000	$(512,000)	$2,871,000	$(97,000)

Finite-lived Intangible Assets

The finite-lived intangible assets are included in other assets in the accompanying balance sheets and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; and a vendor exclusivity agreement. Amortization expense related to the finite-lived intangible assets was $415,000, $1,353,000 and $165,000 for fiscal 2020, fiscal 2019 and fiscal 2018. Estimated amortization expense is $415,000 for fiscal 2021, $410,000 for fiscal 2022, $352,000 for fiscal 2023, $156,000 for fiscal 2024 and $105,000 for fiscal 2025.

In November 2019, the Company completed the acquisition of J.W. Hulme Company ("J.W. Hulme"). The intangible assets acquired through the business combination include the J.W. Hulme trade name and J.W. Hulme customer list valued at $1,480,000 and $86,000 and are being amortized over their estimated useful lives of 15 and three years. See Note 13 - "Business Acquisitions" for additional information.

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

In May 2019, the Company announced the decision to change the name of the Evine network back to ShopHQ, which was the name of the network in 2014. The remaining carrying amount of the Evine trademark was amortized prospectively over the revised remaining useful life through August 21, 2019, the date of the network name change.

In May 2019, we entered into a five-year vendor exclusivity agreement with Sterling Time, LLC ("Sterling Time") and Invicta Watch Company of America, Inc. ("IWCA") in connection with the closing under the private placement securities purchase agreement described in Note 10 below. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA. The Company issued five-year warrants to purchase 350,000 shares of our common stock in connection with and as consideration for primarily entering into a vendor exclusivity agreement with the Company, which represented an aggregate value of $193,000. The vendor exclusivity agreement is being amortized as cost of sales over the five-year agreement term. See Note 10 - "Shareholders’ Equity" for additional information.

Sale of Boston Television Station, WWDP and FCC Broadcast License

In August 2017, the Company entered into two agreements with unrelated parties to sell its Boston television station, WWDP, including the Company’s FCC broadcast license, for an aggregate of $13,500,000. During fiscal 2017, the Company closed on the asset purchase agreement to sell substantially all the assets primarily related to its television broadcast station, WWDP(TV), Norwell, Massachusetts (the “Station”), which included an intangible FCC broadcasting license asset. During fiscal 2018, the Company received the remainder of the sales price, which resulted from the satisfaction of the Station being carried by certain designated carriers, and recorded a pre-tax operating gain of $665,000 upon the resolution of this gain contingency.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6)  Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 30, 2021	February 1, 2020
Accrued cable access fees	$11,150,000	$18,243,000
Allowance for sales returns	5,271,000	5,820,000
Accrued salaries, severance and related	4,183,000	5,937,000
Other	8,905,000	10,250,000
	$29,509,000	$40,250,000

(7)  ShopHQ Private Label Consumer Credit Card Program

The Company has a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers to finance ShopHQ purchases and provides benefits including instant purchase credits, free or reduced shipping promotions throughout the year and promotional low-interest financing on qualifying purchases. Use of the ShopHQ credit card enhances customer loyalty, reduces total credit card expense and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of loss on ShopHQ credit card transactions except those in the Company’s ValuePay installment payment program. In July 2020, the Company extended the Program through August 2021 by entering into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial, the issuing bank for the Program.

(8)  Fair Value Measurements

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

As of January 30, 2021 and February 1, 2020 the Company also had a long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, with carrying values of $53,380,000 and $68,960,000. As of January 30, 2021 and February 1, 2020, $2,714,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(9)  Credit Agreements

The Company’s long-term credit facility consists of:

	January 30,2021	February 1,2020
PNC revolving loan due July 27, 2023, principal amount	$41,000,000	$53,900,000
PNC term loan due July 27, 2023, principal amount	12,441,000	15,155,000
Less unamortized debt issuance costs	(61,000)	(95,000)
PNC term loan due July 27, 2023, carrying amount	12,380,000	15,060,000
Total long-term credit facility	53,380,000	68,960,000
Less current portion of long-term credit facility	(2,714,000)	(2,714,000)
Long-term credit facility, excluding current portion	$50,666,000	$66,246,000

PNC Credit Facility

On February 9, 2012, the Company entered into a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $70.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company’s previously outstanding GACP Term Loan (as defined below). The PNC Credit Facility also provides an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $20.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

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

The revolving line of credit under the PNC Credit Facility bears interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3.5% on Base Rate advances and 3% and 4.5% on LIBOR advances based on the Company’s trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in its financial statements. The term loan bears interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio measured annually as demonstrated in its audited financial statements.

As of January 30, 2021, the Company had borrowings of $41.0 million under its revolving credit facility. Remaining available capacity under the revolving credit facility as of January 30, 2021 was approximately $12.5 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company’s previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving line of credit borrowings. As of January 30, 2021, there was approximately $12.4 million outstanding under the PNC Credit Facility term loan of which $2.7 million was classified as current in the accompanying balance sheet.

Principal borrowings under the term loan are payable in monthly installments over an 84-month amortization period commencing on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of January 30, 2021, the imputed effective interest rate on the PNC term loan was 6.4%.

Interest expense recorded under the PNC Credit Facility was $3,497,000, $3,758,000 and $3,499,000 for fiscal 2020, fiscal 2019 and fiscal 2018.

The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of January 30, 2021, the Company’s unrestricted cash plus unused line availability was $28.0 million and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred financing costs, net of amortization, relating to the revolving line of credit were $243,000 and $406,000 as of January 30, 2021 and February 1, 2020 and are included within other assets within the accompanying consolidated balance sheets. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.

Maturities

The aggregate maturities of the Company’s long-term credit facility as of January 30, 2021 are as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2021	$2,714,000	$—	$2,714,000
2022	2,714,000	—	2,714,000
2023	7,013,000	41,000,000	48,013,000
	$12,441,000	$41,000,000	$53,441,000

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

The Company experienced a decline in net sales and a decline in its active customer file during fiscal 2020, 2019 and 2018 and a corresponding impact to the Company's profitability. The Company has taken or is taking the following steps to enhance its operations and liquidity position: completed equity public offerings during the first quarter of fiscal 2021 and third quarter of fiscal 2020 in which the Company received proceeds of $21.2 million and $15.8 million, respectively, after deducting underwriters’ discounts and commissions and other offering costs; entered into a private placement securities purchase agreement in which the Company received gross proceeds of $6.0 million during the first quarter of fiscal 2019; entered into a common stock and warrant purchase agreement in which the Company received gross proceeds of $4.0 million during the first half of fiscal 2020; implemented a reduction in overhead costs totaling $22 million in expected annualized savings for the reductions made during fiscal 2019 and an additional $16 million in expected annualized savings for the reductions made during the first quarter of fiscal 2020, primarily driven by a reduction in the Company's work force; negotiated improved payment terms with the Company's inventory vendors; reduced capital expenditures in fiscal 2020 compared to prior years; renegotiating with certain cable and satellite distributors to reduce service costs and improve payment terms; and managed the Company's inventory receipts in fiscal 2020 to reduce inventory on hand.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10)  Shareholders’ Equity

Common Stock

Effective July 13, 2020, the Company amended its Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 20,000,000. As of January 30, 2021, the Company had 10,000,000 shares of capital stock authorized, of which 400,000 was designated as preferred stock, and had 20,000,000 shares of common stock authorized. As of the same date, no shares of capital stock or preferred stock were outstanding and 13,019,061 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the PNC Credit Facility.

Preferred Stock

The Company has authorized 400,000 Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, during fiscal 2015 as part of the Shareholder Rights Plan. As of January 30, 2021, there were zero shares issued and outstanding. See Note 14 - "Income Taxes" for additional information.

Dividends

The Company has never declared or paid any dividends with respect to its capital or common stock. The Company is restricted from paying dividends on its stock by its PNC Credit Facility.

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

April 2020 Private Placement Securities Purchase Agreement

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold an aggregate of 1,836,314 shares of the Company's common stock, issued warrants to purchase an aggregate of 979,190 shares of the Company's common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate 114,698 shares of the Company's common stock at a price of $0.001 per share in a private placement, for an aggregate cash purchase price of $4,000,000. The initial closing occurred on April 17, 2020 and the Company received gross proceeds of $1,500,000. Additional closings occurred on May 22, 2020, June 8, 2020, June 12, 2020 and July 11, 2020 and the Company received gross proceeds of $2,500,000. The Company incurred approximately $190,000 of issuance costs during the first half of fiscal 2020. The Warrants are indexed to the Company's publicly traded stock and were classified as equity. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying consolidated balance sheets. The Company used the proceeds for general working capital purposes.

The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company's largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company's long-time vendor. IWCA is owned by the Company's Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of the Company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 19 - “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is the Company's largest shareholder.

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

May 2019 Private Placement Securities Purchase Agreement

On May 2, 2019, the Company entered into a private placement securities purchase agreement with certain accredited investors pursuant to which the Company: (a) sold, in the aggregate, 800,000 shares of the Company’s common stock at a price of $7.50 per share and (b) issued five-year warrants ("5-year Warrants") to purchase 350,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Retailing Enterprises, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Retailing Enterprises, LLC is a party in which the Company entered into an agreement to liquidate obsolete inventory. Under the purchase agreement, the purchasers agreed to customary standstill provisions related to the Company for a period of two years, as well as to vote their shares in favor of matters recommended by the Company’s board of directors for shareholder approval. In addition, the Company agreed in the purchase agreement to appoint Eyal Lalo as vice chair of the Company’s board of directors, Michael Friedman to the Company’s board of directors and Timothy Peterman as the Company’s chief executive officer.

In connection with the closing under the Purchase Agreement, the Company entered into certain other agreements with IWCA, Sterling Time and the purchasers, including a five-year vendor exclusivity agreement with Sterling Time and IWCA. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA.

The Company received gross proceeds of $6.0 million and incurred approximately $175,000 of issuance costs. The Company allocated the proceeds of the stock offering to the shares of common stock issued. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying consolidated balance sheets. The Company has used the proceeds for general working capital purposes. The 5-year Warrants were issued primarily as consideration for a five-year vendor exclusivity agreement with IWCA and Sterling Time. The aggregate market value of the 5-year Warrants on the grant date was $193,000, which was recorded as an intangible asset and is being amortized as cost of sales over the agreement term. The 5-year Warrants are indexed to the Company’s publicly traded stock and were classified as equity. As a result, the fair value of the 5-year Warrants was recorded as an increase to additional paid-in capital.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants

As of January 30, 2021, the Company had outstanding warrants to purchase 1,714,120 shares of the Company’s common stock, of which 1,714,120 are fully exercisable. The warrants expire approximately five years from the date of grant. The following table summarizes information regarding warrants outstanding at January 30, 2021:

	Warrants	Warrants	Exercise Price
Grant Date	Outstanding	Exercisable	(Per Share)	Expiration Date
September 19, 2016	297,616	297,616	$29.00	September 19, 2021
November 10, 2016	33,386	33,386	$30.00	November 10, 2021
January 23, 2017	48,930	48,930	$17.60	January 23, 2022
March 16, 2017	5,000	5,000	$19.20	March 16, 2022
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	367,197	$2.66	April 14, 2025
May 22, 2020	122,398	122,398	$2.66	April 14, 2025
June 8, 2020	122,399	122,399	$2.66	April 14, 2025
June 12, 2020	122,398	122,398	$2.66	April 14, 2025
July 11, 2020	244,798	244,798	$2.66	April 14, 2025

On November 27, 2018, the Company issued warrants to Fonda, Inc. for 150,000 shares of its common stock in connection with and as consideration for entering into a services and trademark licensing agreement between the companies. The aggregate market value on the date of the award was $441,000 and was being amortized as cost of sales over the three-year services and trademark licensing agreement term. On July 29, 2019, the Company and Fonda, Inc. agreed to terminate the services and trademark licensing agreement and the warrants for 150,000 shares were forfeited.

Commercial Agreement with Shaquille O’Neal

On November 18, 2019, the Company entered into a commercial agreement (“Shaq Agreement”) and restricted stock unit award agreement (“RSU Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products would be sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to the RSU Agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of 133,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 133,333 restricted stock units will vest February 1, 2021 and the final tranche of 133,334 restricted stock units will vest February 1, 2022. Additionally, in connection with the Shaq Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company’s common stock. The aggregate market value on the date of the award was $2,595,000 and is being amortized as cost of sales over the three-year commercial term. The estimated fair value is based on the grant date closing price of the Company’s stock.

Compensation expense relating to the restricted stock unit grant was $865,000 for fiscal 2020. As of January 30, 2020, there was $1,730,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Award

On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 150,000 restricted shares of the Company’s common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a skin-care brand that launched on the Company’s television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company’s television network. The restricted

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

shares vested in three tranches. Of the restricted shares granted, 50,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on the Company’s television network, 50,000 vested on January 4, 2020 and 50,000 vested on January 4, 2021. The aggregate market value on the date of the award was $1,408,000 and was amortized as cost of sales over the three-year vendor exclusivity agreement term. The estimated fair value of the restricted stock is based on the grant date closing price of the Company’s stock for time-based vesting awards.

Compensation expense relating to the restricted stock award grant was $697,000, $469,000 and $89,000 for fiscal 2020, fiscal 2019 and fiscal 2018. As of January 30, 2021, there was $153,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 0.1 years. The total fair value of restricted stock vested during fiscal 2020 was $229,000.

A summary of the status of the Company’s non-vested restricted stock award activity as of January 30, 2021 and changes during the twelve-month period then ended is as follows:

	Restricted Stock
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, February 1,2020	50,000	$9.39
Granted	—	$—
Vested	(50,000)	$9.39
Non-vested outstanding, January 30,2021	—	$—

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

Stock-Based Compensation - Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2020, fiscal 2019 and fiscal 2018 related to stock option awards was $121,000, $681,000 and $1,157,000. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

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

	Fiscal 2019	Fiscal 2018
Expected volatility:	75% - 82%	72% - 78%
Expected term (in years):	6 years	6 years
Risk-free interest rate:	1.4% - 2.6%	2.8% - 3.0%

A summary of the status of the Company’s stock option activity as of January 30, 2021 and changes during the year then ended is as follows:

		Weighted		Weighted
		Average		Average
	2011	Exercise	2004	Exercise
	Plan	Price	Plan	Price
Balance outstanding, February 1, 2020	247,000	$12.44	6,000	$51.52
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or canceled	(213,000)	$12.37	(3,000)	$48.92
Balance outstanding, January 30, 2021	34,000	$12.87	3,000	$53.49
Options exercisable at January 30, 2021	25,000	$15.00	3,000	$53.49

The following table summarizes information regarding stock options outstanding at January 30, 2021:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
			Average				Average
		Weighted	Remaining			Weighted	Remaining
		Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic	Number of	Exercise	Life	Intrinsic
Option Type	Shares	Price	(Years)	Value	Shares	Price	(Years)	Value
2011 Incentive:	34,000	$12.87	6.1	$8,000	32,000	$13.14	6.0	$9,000
2004 Incentive:	3,000	$53.49	3.1	$—	3,000	$53.49	3.1	$—

The weighted average grant-date fair value of options granted in fiscal 2019 and fiscal 2018 was $3.12 and $7.35. The total intrinsic value of options exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $0, $0 and $26,000. As of January 30, 2021, total unrecognized compensation cost related to stock options was $12,000 and is expected to be recognized over a weighted average period of approximately 1.1 years.

Stock Option Tax Benefit

The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is included in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded if and when realized, and totaled $0, $0 and $7,000 in fiscal 2020,

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fiscal 2019 and fiscal 2018. The Company has not recorded any income tax benefit from the exercise of stock options in these fiscal years, due to the uncertainty of realizing income tax benefits in the future.

Stock-Based Compensation - Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $277,000, $1,031,000 and $1,792,000 for fiscal 2020, fiscal 2019 and fiscal 2018. As of January 30, 2021, there was $987,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted stock units vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $337,000, $434,000 and $1,216,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

The Company has granted time-based restricted stock units to certain key employees as part of the Company’s long-term incentive program. The restricted stock units generally vest in three equal annual installments beginning one year from the grant date and are being amortized as compensation expense over the three-year vesting period. The Company has also granted restricted stock units to non-employee directors as part of the Company’s annual director compensation program. Each restricted stock unit grant vests or vested on the day immediately preceding the next annual meeting of shareholders following the date of grant. The grants are amortized as director compensation expense over the twelve-month vesting period.

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

The Company granted 94,000 and 75,000 market-based restricted stock performance units to executives and key employees as part of the Company’s long-term incentive program during fiscal 2019 and fiscal 2018. No such market-based restricted stock performance units were granted during fiscal 2020. The number of restricted stock units earned is based on the Company’s total shareholder return ("TSR") relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

	Fiscal 2019	Fiscal 2018
Total grant date fair value	$482,000	$859,000
Total grant date fair value per share	$5.14	$10.70 - $13.00
Expected volatility	74% - 82%	73% - 76%
Weighted average expected life (in years)	3 years	3 years
Risk-free interest rate	1.7% - 2.3%	2.4% - 2.7%

The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company’s TSR relative to the peer group is as follows:

Percentage of
Percentile Rank	Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 2, 2019, Timothy A. Peterman was appointed as Chief Executive Officer and entered into an executive employment agreement. In conjunction with the employment agreement, the Company granted 68,000 market-based restricted stock performance units to Mr. Peterman. The market-based restricted stock performance units vest in three tranches, each tranche consisting of one-third of the units subject to the award. Tranche 1 vested on May 2, 2020, the one-year anniversary of the grant date. Tranche 2 will vest on the date the Company’s average closing stock price for 20 consecutive trading days equals or exceeds $20.00 per share and the executive has been continuously employed at least one year. Tranche 3 will vest on the date the Company’s average closing stock price for 20 consecutive trading days equals or exceeds $40.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before May 1, 2029. The total grant date fair value was estimated to be $220,000 and is being amortized over the derived service periods for each tranche.

Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 2.5%, a weighted average expected life of 2.9 years and an implied volatility of 80% and were as follows for each tranche:

	Fair Value	Derived Service
	(Per Share)	Period
Tranche 1 (one year)	$3.66	1.00 Year
Tranche 2 ($20.00/share)	$3.19	3.27 Years
Tranche 3 ($40.00/share)	$2.85	4.53 Years

A summary of the status of the Company’s non-vested restricted stock unit activity as of January 30, 2021 and changes during the twelve-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, February 1,2020	129,000	$6.49	435,000	$5.96	—	$—	564,000	$6.08
Granted	—	$—	471,000	$2.35	146,000	1.69	617,000	$2.20
Vested	—	$—	(103,000)	$4.41	—	—	(103,000)	$4.41
Forfeited	(69,000)	$9.05	(67,000)	$4.22	—	—	(136,000)	$6.70
Non-vested outstanding, January 30,2021	60,000	$3.52	736,000	$4.03	146,000	$1.69	942,000	$3.64

(11)  Business Segments and Sales by Product Group

During fiscal 2019, the Company changed its reportable segments into two reporting segments: “ShopHQ” and “Emerging.” In light of strategic shifts in the Company’s emerging businesses, the Company’s Chief Executive Officer began reviewing operating results of the Emerging segment separately from its core business, ShopHQ. The chief operating decision maker is the Company’s Chief Executive Officer and Interim Chief Financial Officer. These segments reflect the way the Company’s chief operating decision maker evaluates the Company’s business performance and manages its operations. All of Company’s sales are made to customers residing in the United States.

The Company does not allocate assets between the segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during fiscal 2020, fiscal 2019 and fiscal 2018. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to our operating segments based on their estimated usage and based on how the Company manages the business.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ShopHQ

The ShopHQ segment encompasses the Company’s nationally distributed shopping entertainment network. ShopHQ sells and distributes its products to consumers through its video commerce television, online website and mobile platforms.

Emerging

The Emerging segment consists of the Company’s developing business models. This segment includes the Company’s Media Commerce Services, which offers creative and interactive advertising, OTT app services and third-party logistics. The Media Commerce Services brands include Float Left and third-party logistics business i3PL. Float Left is a business comprised of connected TVs, video-based content, application development and distribution, including technical consulting services, software development and maintenance related to video distribution. The Emerging segment also encompasses the ShopHQHealth, ShopBulldogTV, J.W. Hulme, and OurGalleria.com. ShopHQHealth is a health and wellness focused network that offers a robust assortment of products and services dedicated to addressing the physical, spiritual and mental health needs of its customers. ShopBulldog TV is a niche television shopping network geared towards male consumers. J.W. Hulme is a business specializing in artisan-crafted leather products, including handbags and luggage. J.W. Hulme products are distributed primarily through jwhulme.com, retails stores, and programming on ShopHQ. OurGalleria.com is a higher-end online marketplace for discounted merchandise.

Net Sales by Segment and Significant Product Groups

	For the Years Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

	(in thousands)
ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$161,999	$200,893	$206,021
Home & Consumer Electronics	62,910	106,025	135,184
Beauty & Wellness	124,222	80,945	102,099
Fashion & Accessories	45,261	65,616	94,295
All other (primarily shipping & handling revenue)	42,750	42,628	52,630
Total ShopHQ	437,142	496,107	590,229
Emerging	17,029	5,715	6,408
Consolidated net sales	$454,171	$501,822	$596,637

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Measures by Segment

	For the Years Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

	(in thousands)
Gross profit
ShopHQ	$160,190	$162,809	$205,036
Emerging	$6,863	$828	$1,811
Consolidated gross profit	$167,053	$163,637	$206,847

Operating loss
ShopHQ	$(3,616)	$(46,956)	$(17,173)
Emerging	(4,324)	(5,569)	(1,451)
Consolidated operating loss	$(7,940)	$(52,525)	$(18,624)

Depreciation and amortization
ShopHQ (a)	$27,264	$11,395	$10,065
Emerging	714	619	99
Consolidated depreciation and amortization	$27,978	$12,014	$10,164

(a)	Includes distribution facility depreciation of $3,955,000, $3,957,000 and $3,921,000 for fiscal 2020, fiscal 2019 and fiscal 2018. Distribution facility depreciation is included as a component of cost of sales within the accompanying consolidated statements of operations.

(12) Leases

The Company leases certain property and equipment, such as transmission and production equipment, satellite transponder and office equipment. The Company also leases office space used by its Emerging segment's Float Left and retail space used by its Emerging segment retailer, J.W. Hulme. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on accompanying consolidated balance sheets.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of January 30, 2021, the lease liability and right-of-use assets did not include any lease extension options.

The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

	For the Years Ended
	January 30, 2021	February 1, 2020
Operating lease cost	$972,000	$1,007,000
Short-term lease cost	63,000	153,000
Variable lease cost (a)	90,000	96,000
(a)	Includes variable costs of finance leases.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended January 30, 2021 and February 1, 2020, finance lease costs included amortization of right-of-use assets of $76,000 and $73,000 and interest on lease liabilities of $7,000 and $8,000.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,095,000	$950,000
Operating cash flows used for finance leases	7,000	8,000
Financing cash flows used for finance leases	103,000	71,000

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,299,000	318,000
Finance leases	62,000	188,000

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	January 30, 2021	February 1, 2020
Weighted average remaining lease term:
Operating leases	2.8 years	1.4 years
Finance leases	1.1 years	1.9 years

Weighted average discount rate:
Operating leases	6.8%	5.6%
Finance leases	5.7%	5.3%

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	January 30, 2021	February 1, 2020
Assets
Operating lease right-of-use assets	Other assets	$1,116,000	$832,000
Finance lease right-of-use assets	Property and equipment, net	101,000	143,000
Total lease right-of-use assets		$1,217,000	$975,000

Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$462,000	$704,000
Operating lease liabilities, excluding current portion	Other long term liabilities	646,000	129,000
Total operating lease liabilities		1,108,000	833,000

Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	86,000	80,000
Finance lease liabilities, excluding current portion	Other long term liabilities	19,000	66,000
Total finance lease liabilities		105,000	146,000
Total lease liabilities		$1,213,000	$979,000

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future maturities of lease liabilities as of January 30, 2021 are as follows:

Fiscal year	Operating Leases	Finance Leases
2021	$518,000	$90,000
2022	313,000	18,000
2023	250,000	—
2024	141,000	—
Thereafter	—	—
Total lease payments	1,222,000	108,000
Less imputed interest	(114,000)	(3,000)
Total lease liabilities	$1,108,000	$105,000

As of January 30, 2021, the Company had executed a $2.7 million operating lease that had not yet commenced. This operating lease will replace the Company's current satellite transponder agreement, will commence during the first quarter of fiscal 2021 and have a lease term through October 31, 2025. As of January 30, 2021, the Company had no finance leases that had not yet commenced.

(13) Business Acquisitions

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

The estimated fair value of the common stock issued as purchase consideration, 100,000 shares, is based on the issue date closing price of the Company’s stock. The purchase includes contingent consideration of up to 50,000 additional shares of our common stock in the event certain performance metrics are satisfied relating to the Float Left business following closing. The estimated fair value of contingent consideration is primarily based on the Float Left’s projected performance for each of the next two fiscal years following the closing date and the closing price of the Company’s stock.

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
$1,102,000

The fair value of identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.

J.W. Hulme Company

In November 2019, the Company entered into an asset purchase agreement and acquired substantially all the assets of J.W. Hulme, a business specializing in artisan-crafted leather products, including handbags and luggage. The Company plans to accelerate J.W. Hulme’s revenue growth by creating its own programming on ShopHQ. Additionally, the Company plans to utilize J.W. Hulme to craft private-label accessories for the Company’s existing owned and operated fashion brands.

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities assumed pursuant to the asset purchase agreement based on fair values at the acquisition date. The operating results of J.W. Hulme, which were not material, have been included in the consolidated financial statements of the Company since the date of acquisition. The supplementary proforma information, assuming this acquisition occurred as of the beginning of the prior periods, and the operations of J.W. Hulme for the period from the November 26, 2019 acquisition date through the end of fiscal 2019 were immaterial. The Company incurred $80,000 of acquisition-related costs and are included in general and administrative expense in the accompanying fiscal 2019 consolidated statement of operations. The acquisition date fair value of consideration transferred for J.W. Hulme was approximately $1,906,000, which consisted of $285,000 of cash, net of cash acquired, a working capital holdback of $225,000 and $1,396,000 of common stock issued. The estimated fair value of the common stock issued as purchase consideration, 291,000 shares, is based on the issue date closing price of the Company’s stock.

The following table summarizes our allocation of the J.W. Hulme purchase consideration:

Fair Value
Current assets	$904,000
Identifiable intangible assets acquired:
Trade names	1,480,000
Existing customer list	86,000
Other assets	184,000
Accounts payable and accrued liabilities	(580,000)
Other long term liabilities	(168,000)
$1,906,000

The fair value of identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14)  Income Taxes

The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 30, 2021 and February 1, 2020 were as follows (in thousands):

	January 30, 2021	February 1, 2020
Accruals and reserves not currently deductible for tax purposes	$4,227	$4,039
Inventory capitalization	729	1,181
Differences in depreciation lives and methods	(478)	(1,076)
Differences in basis of intangible assets	318	153
Differences in investments and other items	3,817	2,140
Net operating loss carryforwards	98,833	96,894
Valuation allowance	(107,446)	(103,331)
Net deferred tax liability	$—	$—

The income tax provision consisted of the following (in thousands):

	For the Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current	$(60)	$(11)	$(65)
Deferred	—	—	—
	$(60)	$(11)	$(65)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Taxes at federal statutory rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	13.4	4.1	5.9
Provision to return true-up	(2.4)	(4.0)	(2.5)
Non-cash stock option vesting expense	(1.2)	(0.6)	(1.2)
Valuation allowance and NOL carryforward benefits	(31.2)	(20.4)	(23.6)
Other	(0.1)	(0.1)	0.1
Effective tax rate	(0.5)%	—%	(0.3)%

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of January 30, 2021 and February 1, 2020 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of January 30, 2021, the Company has federal net operating loss carryforwards ("NOLs") of approximately $397 million which are available to offset future taxable income. The Company’s federal NOLs generated prior to 2019 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company’s federal NOLs generated in 2019 and after can be carried forward indefinitely.

In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Equity. Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. Currently, the limitations imposed by Sections 382 and 383 are not expected to impair the Company’s ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership are limited. In addition, if the Company were to experience another ownership change, as defined by Sections 382

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and 383, its ability to utilize its NOLs could be further substantially limited and depending on the severity of the annual NOL limitation, the Company could permanently lose its ability to use a significant amount of its accumulated NOLs.

As of January 30, 2021, and February 1, 2020, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2019, 2018, 2017 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2017.

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

On July 12, 2019, the Company’s shareholders re-approved the Rights Plan at the 2019 annual meeting of shareholders. The Rights Plan will expire on the close of business on the date of the 2022 annual meeting of shareholders, unless the Rights Plan is re-approved by shareholders prior to expiration. However, in no event will the Rights Plan expire later than the close of business on July 13, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15) Supplemental Cash Flow Information

Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Supplemental Cash Flow Information:
Interest paid	$4,681,000	$3,151,000	$3,098,000
Income taxes paid	81,000	31,000	16,000
Television distribution rights obtained in exchange for liabilities	43,655,000	—	—
Supplemental non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$288,000	$209,000	$473,000
Common stock issuance costs included in accounts payable	184,000	—	—
Equipment acquired through finance lease obligations	62,000	188,000	41,000
Fair value of common stock issued as consideration for business acquisitions	—	1,855,000	—
Issuance of warrants for intangible assets	—	193,000	—

(16) Commitments and Contingencies

Cable and Satellite Distribution Agreements

The Company has entered into distribution agreements with cable operators, direct-to-home satellite providers, telecommunications companies and broadcast television stations to distribute our television network over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may or have expired. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The distribution agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company’s programming. For fiscal 2020, fiscal 2019 and fiscal 2018 the Company expensed approximately $56,681,000, $82,330,000 and $89,066,000 under these distribution agreements as a component of distribution and selling expense in the Company’s consolidated statement of operations. Additionally during fiscal 2020, the Company acquired television distribution rights, which are recorded as an asset and a liability on the consolidated balance sheets. Amortization expense for television distribution rights is included as a component of depreciation and amortization in the Company’s consolidated statement of operations. See Note 4 - “Television Distribution Rights” for additional information.

Over the past years, the Company has maintained its distribution footprint with the Company’s material cable and satellite distribution carriers. Failure to maintain the cable agreements covering a material portion of the Company’s existing cable households on acceptable financial and other terms could adversely affect future growth, revenues and earnings unless the Company is able to arrange for alternative means of broadly distributing its television programming. Cable operators serving a large majority of cable households offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact the Company’s ability to compete for television viewers to the extent it results in less desirable channel positioning for us, placement of the Company’s programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.

The Company has entered into, and will continue to enter into, distribution agreements with other television operators providing for full- or part-time carriage of the Company’s television shopping programming.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future cable and satellite distribution cash commitments at January 30, 2021 are as follows:

Fiscal Year	Amount
2021	$41,407,000
2022	12,390,000
2023	—
2024	—
2025 and thereafter	—

Employment Agreements

On May 2, 2019, the Company entered into an executive employment agreement with Mr. Peterman, the Company’s Chief Executive Officer. Among other things, the employment agreement provides for a two-year initial term, followed by automatic one-year renewals, an initial base salary of $650,000, annual bonus stipulations, a temporary living expense allowance and participation in the Company’s executive relocation program. The aggregate commitment for future base compensation related to the agreement at January 30, 2021 was approximately $163,000. In conjunction with the employment agreement, the Company granted Mr. Peterman an award of 68,000 restricted stock units with an aggregate fair value of $220,000. The chief executive officer’s employment agreement also provides for severance in the event of employment termination in accordance with the Company’s established guidelines regarding severance as described below.

The Company has established guidelines regarding severance for its senior executive officers, whereby if a senior executive officer’s employment terminates for reasons other than change of control, up to 15 months of the executive’s highest annual rate of base salary for those serving as Chief Executive Officer or Executive Vice President and up to 12 months of the executive’s highest annual rate of base salary for those serving as Senior Vice President may become payable. If a Chief Executive Officer or Executive Vice President’s employment terminates within a one-year period commencing on the date of a change in control or within six months preceding the date of a change in control, up to 18 months of the executive’s highest annual rate of base salary, plus 1.5 times the target annual incentive bonus determined from such base salary, may become payable. If a Senior Vice President’s employment terminates within a one-year period commencing on the date of a change in control or within six months preceding the date of a change in control, up to 15 months of the executive’s highest annual rate of base salary, plus 1.25 times the target annual incentive bonus determined from such base salary, may become payable.

Retirement Savings Plan

The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. Commencing in the fourth quarter of fiscal 2020, the Company provided a contribution match of $0.50 for every $1.00 contributed by eligible participants up to a maximum of 3% of eligible compensation. Matching contributions were contributed to the plan on a per pay period basis. During fiscal 2019 and fiscal 2018, the Company provided a contribution match of $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. Company plan contributions expense totaled $58,000, $1,135,000 and $1,476,000 for fiscal 2020, fiscal 2019 and fiscal 2018, of which $0 was accrued and outstanding at January 30, 2021, February 1, 2020 and February 2, 2019.

(17) Inventory Impairment Write-down

On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (See Note 21 - “Executive and Management Transition Costs”) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness, and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, the Company recorded a non-cash inventory write-down of $6,050,000 within cost of sales during the first quarter of fiscal 2019.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(18)  Litigation

The Company is involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, contracts, employment, intellectual property, consumer protection and regulatory matters. In the opinion of management, none of the claims and suits, either individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s operations or consolidated financial statements.

(19) Related Party Transactions

Relationship with Sterling Time, Invicta Watch Company of America, and Retailing Enterprises

On May 2, 2019, in accordance with the Purchase Agreement described in Note 10 - "Shareholders’ Equity," the Company’s Board of directors elected Michael Friedman and Eyal Lalo to the board and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company’s largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy.

Mr. Lalo is the owner of IWCA, which is the sole owner of Invicta Media Investments, LLC. Mr. Friedman is an owner of Sterling Time. Pursuant to the Purchase Agreement the following companies invested as a group, including: Invicta Media Investments, LLC purchased 400,000 shares of the Company’s common stock and a warrant to purchase 252,656 shares of the Company’s common stock for an aggregate purchase price of $3,000,000, Michael and Leah Friedman purchased 180,000 shares of the Company’s common stock and a warrant to purchase 84,218 shares of the Company’s common stock for an aggregate purchase price of $1,350,000, and Retailing Enterprises, LLC purchased 160,000 shares of the Company’s common stock for an aggregate purchase price of $1,200,000, among others.

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold shares of the Company's common stock and issued warrants to purchase shares of the Company's common stock in a private placement. Details of the common stock and warrant purchase agreement are described in Note 10 - "Shareholders' Equity." The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC purchased 734,394 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500,000. Michael and Leah Friedman purchased 727,022 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500,000. Pursuant to the agreement, Sterling Time has standard payment terms with 90-day aging from receipt date for all purchase orders. If the Company's accounts payable balance to Sterling Time exceeds (a) $3,000,000 in any given week during the Company's first three fiscal quarters through May 31, 2022 or (b) $4,000,000 in any given week during the Company's fourth fiscal quarters of fiscal 2020 and fiscal 2021, the Company will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. Following May 31, 2022, the Company's payment terms revert back to standard 90-day aging terms as previously described.

On August 28, 2020, Invicta Media Investments, LLC purchased 256,000 shares of the Company's common stock pursuant to the Company's public equity offering.

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $51.0 million,  $58.7 million and $54.8 million during fiscal 2020, fiscal 2019 and fiscal 2018. In addition, during fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of January 30, 2021 and February 1, 2020, the Company had a net trade payable balance owed to Sterling Time of $825,000 and $1.6 million.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Transactions with Retailing Enterprises

During fiscal 2019, the Company entered into an agreement, which was subsequently amended, to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1.4 million. The inventory is currently stored at the Company’s fulfillment center under a bill and hold arrangement. The terms of the agreement provide for 12 monthly payments. During the third quarter of fiscal 2020, the Company sold additional inventory to Retailing Enterprises, LLC for a purchase price of $365,000. As of January 30, 2021 and February 1, 2020, the Company had a net trade receivable balance owed from Retailing Enterprises of $641,000 and $1.2 million. During fiscal 2020, the Company accrued commissions of $263,000 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC. In addition, the Company provided third party logistic services and warehousing to Retailing Enterprises, LLC, totaling $747,000 during fiscal 2020.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $48.8 million and $2.2 million during fiscal 2020 and fiscal 2019. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $59,000 and $42,000 in fiscal 2020 and fiscal 2019. As of January 30, 2021, the Company’s net trade payable balance with Famjams Trading was a debit balance of $4.3 million, which primarily resulted from $3.0 million paid to Famjams Trading for a 2021 spring season advance to help finance the upfront cash commitments FamJams would have to make to its vendors in January 2021 to fulfill iMedia’s entire contemplated seasonal purchase plan. Famjams Trading will repay the $3.0 million in funding over four equal quarterly installments during fiscal 2021. As of February 1, 2020, the Company had a net trade payable balance owed to Famjams Trading of $488,000.

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $789,000, $782,000 and $918,000 during fiscal 2020, fiscal 2019 and fiscal 2018. As of January 30, 2021 and February 1, 2020, the Company had a net trade payable balance owed to TWI Watches of $256,000 and $277,000.

Transactions with The Hub Marketing Services, LLC

The Company received marketing services from The Hub Marketing Services, LLC, an affiliate of Mr. Lalo, in the aggregate amount of $300,000 and $100,000 during fiscal 2020 and fiscal 2019. As of January 30, 2021 and February 1, 2020, the Company had a net trade payable balance owed to The Hub Marketing Services, LLC of $25,000 and $50,000.

Transactions with a Financial Advisor

In November 2018, the Company entered into an engagement letter with Guggenheim Securities, LLC pursuant to which Guggenheim was engaged to provide certain advisory services to the Company. A relative of Neal Grabell, who was a director of the Company at that time, was a managing director of Guggenheim Securities. During the fourth quarter of fiscal 2019, the Company accrued $1.0 million in connection with an amendment to the engagement letter. As of January 30, 2021, no amounts have been paid. Payments will be made in 12 monthly installments commencing in fiscal 2021.

(20) Restructuring Costs

During fiscal 2020, the Company implemented and completed a cost optimization initiative, which eliminated positions across the Company’s ShopHQ segment, the majority of which were in customer service, order fulfillment and television production. As a result of the fiscal 2020 cost optimization initiative, the Company recorded restructuring charges of $715,000 for the year ended January 30, 2021, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company's ShopHQ segment. These initiatives were substantially completed as of January 30, 2021, with related cash payments expected to continue through the second quarter of fiscal 2021.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal 2019, the Company implemented cost optimization initiatives to streamline our organizational structure and realign our cost base with sales declines. During the second quarter of 2019, the Company implemented and completed a cost optimization initiative, which reduced and flattened the Company’s organizational structure, closed the New York office, closed the Los Angeles office and related product development initiatives, and reduced corporate overhead costs. The second quarter 2019 initiative included the elimination of 11 senior executive roles and a 20% reduction to the Company’s non-variable workforce. During the third and fourth quarter of fiscal 2019, the Company completed additional reductions in the Company’s organizational structure to manage the Company’s costs. As a result of the fiscal 2019 cost optimization initiatives, the Company recorded restructuring charges of $9,166,000 for the year ended February 1, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company. Both of the Company’s operating segments were affected by these actions including $8,228,000 related to the ShopHQ segment and $938,000 related to the Emerging Businesses segment.

The following table summarizes the significant components and activity under the restructuring program for the year ended January 30, 2021:

	Balance at			Balance at
	February 1,			January 30,
	2020	Charges	Cash Payments	2021
Severance	$3,133,000	$642,000	$(3,733,000)	$42,000
Other incremental costs	127,000	73,000	(195,000)	5,000
	$3,260,000	$715,000	$(3,928,000)	$47,000

The liability for restructuring accruals is included in current accrued liabilities within the accompanying consolidated balance sheet.

(21) Executive and Management Transition Costs

On May 2, 2019, Robert J. Rosenblatt, the Company’s former Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922,000 as a result. Mr. Rosenblatt remained a member of the Company’s board of directors until October 1, 2019. On May 2, 2019, in accordance with the purchase agreement described in Note 10 – “Shareholders’ Equity,” the Company’s board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2019, the Company recorded charges to income totaling $2,741,000, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company’s 2019 executive and management transition. As of January 30, 2021, $241,000 was accrued, with the related cash payments expected to continue through the second quarter of fiscal 2021.

On January 1, 2019, the Company entered into a separation and release agreement with its President in connection with her resignation, effective January 1, 2019. On April 11, 2018, the Company entered into a transition and separation agreement with its Executive Vice President, Chief Operating Officer/Chief Financial Officer, under which his position terminated on April 16, 2018 and he served as a non-officer employee until June 1, 2018. On April 11, 2018, the Company announced the appointment of a new Chief Financial Officer, effective as of April 16, 2018. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2018, the Company recorded charges to income totaling $2,093,000, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company’s 2018 executive and management transitions.

(22) Subsequent Events

TheCloseout.com Joint Venture

On February 5, 2021, the Company became a controlling member under a limited liability company agreement for TCO, LLC, a Delaware LLC newly created to operate a joint venture between the Company and LAKR Ecomm Group LLC

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(“LAKR”). The joint venture will operate TheCloseout.com, an online marketplace that was previously owned by Invicta Media Investments and Retailing Enterprises. LAKR is a newly formed company indirectly owned by Invicta Media Investments, LLC and Retailing Enterprises, LLC. The initial Board of Directors of the joint venture includes Tim Peterman, the Chief Executive Officer and a director of the Company, Landel Hobbs, the Chairman of the Board of the Company, and Eyal Lalo, a director of the Company. See Note 19 – “Related Party Transactions” for additional information regarding the Company’s relationships with Invicta Media Investments, LLC, Retailing Enterprises and Mr. Lalo.

Under the limited liability company agreement, the Company will act as the controlling member. Mr. Peterman and Mr. Hobbs, as the designees of the Company, will lead the Joint Venture, with certain significant corporate actions requiring the consent of both members. Mr. Peterman will be the Chairperson of the joint venture. Distributions of available cash may be made to the members at the discretion of the joint venture’s board of managers. In addition, beginning on February 5, 2026 and recurring every 12 months thereafter, the Company will have the right, but not the obligation, to acquire LAKR’s interest in the joint venture at a value determined based on financial benchmarks set forth in the limited liability company agreement.

In connection with the entry into the joint venture, the Company contributed assets in the form of inventory valued at $3.5 million in exchange for a 51% interest in the joint venture, and LAKR contributed assets in the form of inventory and intellectual property valued at $3.4 million in exchange for a 49% interest in the joint venture. The Company also entered into a loan and security agreement with the joint venture, pursuant to which the joint venture may borrow up to $1,000,000 from the Company on a revolving basis pursuant to a promissory note bearing interest at LIBOR plus 4%, provided that the floor of such interest rate is 4.25%. The promissory note is payable on demand by the Company, may be voluntarily prepaid at any time, and must be repaid prior to the joint venture making any distributions, other than advances for tax withholdings, to its members.

Public Equity Offering

On February 22, 2021, the Company completed a public offering, in which the Company issued and sold 3,289,000 shares of its common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21.2 million.

Cristopher & Banks Licensing Agreement

Christopher & Banks is a specialty brand of privately branded women's apparel and accessories. The Christopher & Banks brand was previously owned by Christopher & Banks Corporation, which filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in January 2021. On March 1, 2021, the Company entered into a licensing agreement with ReStore Capital, a Hilco Global company, whereby the Company will operate the Christopher & Banks business throughout all sales channels, including digital, television, catalog, and brick and mortar retail, effective March 1, 2021. The Company also purchased certain assets related to the Christopher & Banks eCommerce business, including primarily inventory, furniture, equipment, and certain intangible assets. The Company plans to launch a new weekly Christopher & Banks television program on its ShopHQ network, which will also promote the brand’s website, cristopherandbanks.com, its only two retail stores in Coon Rapids, Minnesota, and Branson, Missouri, and planned launch of Christopher & Banks Stylists, an online interactive video platform that customizes wardrobe outfitting by a Christopher & Banks stylist.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of January 30, 2021, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the chief executive officer and interim chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act 1934. Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of January 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on management’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 30, 2021.

Changes in Internal Control over Financial Reporting

We have not identified any change in our internal control over financial reporting during the fourth fiscal quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item with respect to our executive officers appears below and additional information with respect to our directors and our audit and other committees is incorporated herein by reference to the sections titled "Proposal 1 — Election of Directors," "Information about our Executive Officers" and, as applicable, "Delinquent Section 16(a) Reports" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10 K.

Information about Our Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Timothy A. Peterman	54	Chief Executive Officer, Interim Chief Financial Officer and Director
Jean-Guillaume Sabatier	51	Executive Vice President, Chief Commerce Officer

Timothy A. Peterman rejoined our company as Chief Executive Officer in May 2019 and was appointed as Interim Chief Financial Officer in January 2020 and as a member of the board in April 2020. From March 2015 through April 2018, Mr. Peterman served as our Chief Financial Officer, and was promoted to Chief Operating Officer / Chief Financial Officer in June 2017. Mr. Peterman served as Chief Financial Officer and Chief Operating Officer and Chief Financial Officer at Amerimark Interactive from April 2018 to May 2019. Prior to March 2015, Mr. Peterman served in various senior roles in leading interactive media companies including IAC/Interactive Corp (NASDAQ: IAC); Sinclair Broadcast Group (NASDAQ: SBGI), and the E.W Scripps Company (NASDAQ: SSP).  Mr. Peterman began his career at KPMG in Chicago in 1989, is a CPA and holds a BS in accounting from the University of Kentucky.

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

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2020," "Executive Compensation" and "Board of Directors and Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated herein by reference to the section titled "Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020
●	Consolidated Statements of Operations for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019
●	Consolidated Statements of Shareholders’ Equity for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019
●	Consolidated Statements of Cash Flows for the Years Ended January 30, 2021, February 1, 2019, and February 2, 2019
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Fourth Amended and Restated Articles of Incorporation	Incorporated by reference
3.2	By-Laws of the Company (as amended through July 16, 2019)	Incorporated by reference
3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Minnesota	Incorporated by reference
4.1	Description of Capital Stock	Filed herewith
4.2	Shareholder Rights Plan, dated as of July 13, 2015, by and between the Registrant and Wells Fargo Bank, N.A., as rights agent	Incorporated by reference
4.3	Restricted Stock Award Agreement, dated November 23, 2018, in favor of Flageoli Classic Limited, LLC	Incorporated by reference
4.4	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (coverage)	Incorporated by reference
4.5	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (fully paid)	Incorporated by reference
4.6	Form of Restricted Stock Award Agreement with vendors	Incorporated by reference
4.7	Form of Restricted Stock Unit Award Agreement with vendors	Incorporated by reference
4.8	Form of Warrant, dated May 2, 2019	Incorporated by reference
10.1	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference†
10.2	Form of Incentive Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.3	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.4	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.5	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.6	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.7	EVINE Live Inc. 2011 Omnibus Incentive Plan, as amended April 23, 2018	Incorporated by reference†
10.8	Form of Restricted Stock Unit Award Agreement under 2011 Omnibus Incentive Plan	Incorporated by reference†
10.9	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.10	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.11	Form of Restricted Stock Award Agreement under the 2011 Omnibus Stock Plan	Incorporated by reference†
10.12	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.13	ValueVision Media, Inc. Executives’ Severance Benefit Plan	Incorporated by reference†
10.14	Evine Live Inc. Executives’ Severance Benefit Plan	Incorporated by reference†
10.15	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference†
10.16	iMedia Brands, Inc. Management Incentive Plan	Incorporated by reference†

10.17	Description of Director Compensation Program	Incorporated by reference †
10.18	Form of Non-Qualified Stock Option Agreement	Incorporated by reference†
10.19	Form of Performance Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.20	Form of Performance Share Unit Award Agreement pursuant to the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.21	iMedia Brands, Inc. 2020 Equity Incentive Plan	Incorporated by reference†
10.22	Shareholder Agreement, dated as of April 29, 2016, between EVINE Live Inc., and NBCUniversal Media, LLC	Incorporated by reference†
10.23	Amended and Restated Registration Rights Agreement, dated February 25, 2009, among the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference
10.24	Amendment to the Amended and Restated Registration Rights Agreement, dated as of April 29, 2016, among the Registrant, ASF Radio, L.P., and NBCUniversal Media, LLC	Incorporated by reference
10.25

Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent

Incorporated by reference
10.26

First Amendment to Revolving Credit and Security Agreement, dated May 1, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent

Incorporated by reference
10.27

Second Amendment to Revolving Credit and Security Agreement, dated July 30, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank, National Association, as agent for the lenders

Incorporated by reference
10.28

Third Amendment to Revolving Credit and Security Agreement, dated January 31, 2014, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent

Incorporated by reference
10.29

Fourth Amendment to Revolving Credit and Security Agreement, dated March 6, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent for the lenders and certain other lenders

Incorporated by reference
10.30

Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated October 8, 2015, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as a lender and agent and certain other lenders

Incorporated by reference
10.31

Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 10, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders

Incorporated by reference
10.32

Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated September 7, 2016, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders

Incorporated by reference

10.33

Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, dated March 21, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders

Incorporated by reference
10.34

Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, dated September 25, 2017, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders

Incorporated by reference
10.35

Tenth Amendment to Revolving Credit, Term Loan and Security Agreement, dated July 27, 2018, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders

Incorporated by reference
10.36

Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement, dated November 25, 2019, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders

Incorporated by reference
10.37

Twelfth Amendment to Revolving Credit, Term Loan and Security Agreement, dated February 5, 2021, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as a lender and agent and certain other lenders

Filed herewith
10.38	Letter agreement, dated July 9, 2015, between the Company and GE Capital Equity Investments, Inc.	Incorporated by reference
10.39	Form of Securities Purchase Agreement, including Form of Warrant and Form of Option, dated September 14, 2016, between the Registrant and the purchasers referenced therein	Incorporated by reference
10.40	Form of Amendment to Option issued pursuant to the Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference
10.41	Form of Amendment to Securities Purchase Agreement, dated September 14, 2016	Incorporated by reference
10.42	First Amended and Restated Option, dated March 16, 2017, among the Registrant and TH Media Partners, LLC	Incorporated by reference
10.43	Repurchase Letter Agreement, dated January 30, 2017 between the Company and NBCUniversal Media, LLC	Incorporated by reference
10.44	Common Stock and Warrant Purchase Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and the Purchasers listed therein	Incorporated by reference†
10.45	Vendor Exclusivity Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Sterling Time, LLC	Incorporated by reference
10.46	Vendor Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Sterling Time, LLC	Incorporated by reference
10.47	Letter Agreement, dated as of May 2, 2019, by Invicta Watch Company of America, Inc. in favor of EVINE Live Inc.	Incorporated by reference
10.48	Merchandise Letter Agreement, dated as of May 2, 2019, by Sterling Time, LLC in favor of EVINE Live Inc.	Incorporated by reference
10.49	Form of Clawback Agreement, dated as of May 2, 2019	Incorporated by reference

10.50	Employment Agreement, dated as of May 2, 2019, by and between EVINE Live Inc. and Timothy A. Peterman	Incorporated by reference†
10.51	Performance Share Unit Award Agreement, dated as of May 2, 2019, between EVINE Live, Inc. and Timothy A. Peterman	Incorporated by reference†
10.52	Board Resignation and Consulting Agreement by and between Robert Rosenblatt and iMedia Brands, Inc., dated October 1, 2019	Incorporated by reference†
10.53	Restricted Stock Unit Award Agreement, dated as of November 18, 2019, by and between iMedia Brands, Inc. and ABG-Shaq, LLC	Incorporated by reference†
10.54	Registration Rights Agreement, dated as of November 18, 2019, by and between iMedia Brands, Inc. and ABG-Shaq, LLC	Incorporated by reference
10.55	Common Stock and Warrant Purchase Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein	Incorporated by reference
10.56

First Amendment, dated as of June 12, 2020, to that certain Common Stock and Warrant Purchase Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein

Incorporated by reference
10.57	Registration Rights Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein	Incorporated by reference
10.58	Limited Liability Company Agreement, dated February 5, 2021, among the Company, LAKR Ecomm Group LLC and TCO, LLC	Incorporated by reference
10.59	Contribution Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference
10.60	Shared Services Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference
10.61	Loan and Security Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference
10.62	Demand Promissory Note, dated February 5, 2021, issued by the Company to TCO, LLC	Incorporated by reference
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

†	Management compensatory plan/arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section B or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2021.

iMedia Brands, Inc. (Registrant)

By:	/s/ TIMOTHY A. PETERMAN

Timothy A. Peterman
Chief Executive Officer and Interim Chief Financial Officer

Each of the undersigned hereby appoints Timothy Peterman (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 23, 2021.

Name	Title
/s/ TIMOTHY A. PETERMAN	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and acting principal financial and accounting officer)
Timothy A. Peterman

/s/ LANDEL C. HOBBS	Chairman of the Board
Landel C. Hobbs

/s/ EYAL LALO	Vice Chairman of the Board
Eyal Lalo

/s/ MICHAEL FRIEDMAN	Director
Michael Friedman

/s/ JILL M. KRUEGER	Director
Jill M. Krueger

/s/ LISA A. LETIZIO	Director
Lisa A. Letizio

/s/ DARRYL C. PORTER	Director
Darryl C. Porter

/s/ AARON P. REITKOPF	Director
Aaron P. Reitkopf