Form 10-Q
period 2021-05-01
iMedia Brands, Inc.
filed 2021-06-09
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

952-943-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMBI	Nasdaq Capital Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 7, 2021 there were 16,384,402 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

May 1, 2021

PART I — FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 1,	January 30,
	2021	2021

	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$14,946	$15,485
Accounts receivable, net	56,601	61,951
Inventories	74,522	68,715
Current portion of television broadcast rights, net	17,364	19,725
Prepaid expenses and other	11,722	7,853
Total current assets	175,155	173,729
Property and equipment, net	43,441	41,988
Television broadcast rights, net	4,230	7,028
Intangible assets, net	7,712	2,359
Other assets	1,263	1,533
TOTAL ASSETS	$231,801	$226,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,941	$77,995
Accrued liabilities	41,840	29,509
Current portion of television broadcast rights obligations	26,141	29,173
Current portion of long term credit facility	2,714	2,714
Current portion of operating lease liabilities	262	462
Deferred revenue	361	213
Total current liabilities	126,259	140,066
Other long term liabilities	6,814	8,855
Long term credit facility	49,995	50,666
Total liabilities	183,068	199,587
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 shares authorized as of May 1, 2021 and January 30, 2021; 16,384,402 and 13,019,061 shares issued and outstanding as of May 1, 2021 and January 30, 2021	164	130
Additional paid-in capital	495,972	474,375
Accumulated deficit	(450,683)	(447,455)
Total shareholders’ equity	45,453	27,050
Equity of the non-controlling interest	$3,280	$—
Total equity	$48,733	$27,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$231,801	$226,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three-Month
	Periods Ended
	May 1,	May 2,
	2021	2020

	(In thousands, except share and per share data)
Net sales	$113,203	$95,834
Cost of sales	67,196	60,277
Gross profit	46,007	35,557
Operating expense:
Distribution and selling	34,247	33,735
General and administrative	6,436	5,367
Depreciation and amortization	7,375	1,881
Restructuring costs	—	209
Total operating expense	48,058	41,192
Operating loss	(2,051)	(5,635)
Other income (expense):
Interest income	1	1
Interest expense	(1,313)	(1,179)
Total other expense, net	(1,312)	(1,178)
Loss before income taxes	(3,363)	(6,813)
Income tax provision	(15)	(15)
Net loss	$(3,378)	$(6,828)
Less: Net loss attributable to non-controlling interest	(150)	—
Net loss attributable to shareholders	(3,228)	(6,828)
Net loss per common share	$(0.21)	$(0.82)
Net loss per common share — assuming dilution	$(0.21)	$(0.82)
Weighted average number of common shares outstanding:
Basic	15,517,454	8,290,790
Diluted	15,517,454	8,290,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
			Additional		Equity of	Total
	Number		Paid-In	Accumulated	Non-Controlling	Shareholders'
	of Shares	Par Value	Capital	Deficit	Interest	Equity

For the Three-Month Period Ended May 1, 2021	(In thousands, except share data)
BALANCE, January 30, 2021	13,019,061	$130	$474,375	$(447,455)	$—	$27,050
Net loss	—	—	—	(3,228)	(150)	(3,378)
Common stock issuances pursuant to equity compensation awards	76,341	1	(262)	—	—	(261)
Share-based payment compensation	—	—	668	—	—	668
Common stock and warrant issuance	3,289,000	33	21,191	—	—	21,224
Investment of non-controlling interest	—	—	—	—	3,430	3,430
BALANCE, May 1, 2021	16,384,402	164	495,972	(450,683)	3,280	48,733

	Common Stock
			Additional		Equity of	Total
	Number		Paid-In	Accumulated	Non-Controlling	Shareholders'
	of Shares	Par Value	Capital	Deficit	Interest	Equity

For the Three-Month Period Ended May 2, 2020	(In thousands, except share data)
BALANCE, February 1, 2020	8,208,227	$82	$452,833	$(434,221)	$—	$18,694
Net loss	—	—	—	(6,828)	—	(6,828)
Common stock issuances pursuant to equity compensation awards	32,652	1	(3)	—	—	(2)
Share-based payment compensation	—	—	615	—	—	615
Common stock and warrant issuance	731,937	7	1,418	—	—	1,425
BALANCE, May 2, 2020	8,972,816	90	454,863	(441,049)	—	13,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three-Month
	Periods Ended
	May 1,	May 2,
	2021	2020

	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(3,378)	$(6,828)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	8,317	2,905
Share-based payment compensation	668	615
Payments for television broadcast rights	(6,219)	—
Amortization of deferred financing costs	46	50
Changes in operating assets and liabilities:
Accounts receivable, net	6,050	8,777
Inventories	(517)	14,909
Deferred revenue	149	(26)
Prepaid expenses and other	(3,639)	1,175
Accounts payable and accrued liabilities	(16,694)	(5,161)
Net cash (used for) provided by operating activities	(15,217)	16,416
INVESTING ACTIVITIES:
Property and equipment additions	(2,078)	(1,166)
Cash paid for business acquisitions	(3,500)	—
Net cash used for investing activities	(5,578)	(1,166)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	—	5,900
Proceeds from issuance of common stock and warrants	21,224	1,500
Payments on revolving loan	—	(15,800)
Payments on term loan	(678)	(905)
Payments on finance leases	(28)	(25)
Payments for restricted stock issuance	(262)	(2)
Net cash provided by (used for) financing activities	20,256	(9,332)
Net (decrease) increase in cash and restricted cash equivalents	(539)	5,918
BEGINNING CASH AND RESTRICTED CASH EQUIVALENTS	15,485	10,287
ENDING CASH AND RESTRICTED CASH EQUIVALENTS	$14,946	$16,205
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,267	$1,316
Television broadcast rights obtained in exchange for liabilities	$-	$22,028
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$447	$368
Common stock issuance costs included in accrued liabilities	$259	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2021

(Unaudited)

(1)   General

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands, online marketplaces and media commerce services that together position the Company as a leading single-source partner to television advertisers and consumer brands seeking to entertain and transact with customers using interactive video. The Company’s growth strategy revolves around its ability to increase its expertise and scale using interactive video to engage customers within multiple business models and multiple sales channels.  The Company believes its growth strategy builds on its core strengths and provides an advantage in these marketplaces.

The Company’s lifestyle television networks are ShopHQ, ShopBulldogTV and ShopHQHealth. ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories, directly to consumers 24 hours a day using engaging interactive video. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men. ShopHQHealth, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.

The Company’s engaging, interactive video programming is distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online at shophq.com, shopbulldogtv.com and shophqhealth.com, which are comprehensive digital commerce platforms that sell products which appear on the Company’s television lifestyle networks as well as offer an extended assortment of online-only merchandise. The Company’s interactive video is also available on over-the-top ("OTT") platforms and ConnectedTV platforms (“CTV”) such as Roku, AppleTV, and Samsung connected televisions, mobile devices, including smartphones and tablets, and through the leading social media channels.

The Company’s consumer brands include J.W. Hulme Company ("J.W. Hulme"), Cooking with Shaquille O’Neal, Kate & Mallory, Live Fit MD, and Christopher & Banks. Christopher & Banks was acquired during the first quarter of fiscal year 2021.

The Company’s online marketplace brands are OurGalleria.com, a high-end branded, online marketplace launched in November 2020 that offers discounted merchandise within an exciting interactive shopping experience, and TheCloseout.com, a deeply-discount branded online marketplace acquired in fiscal year 2021 that offers discounted merchandise in many categories within an exciting interactive shopping experience.

The Company’s media commerce services brands are Float Left Interactive, Inc. ("Float Left"), an OTT app technology services business and the Company’s customer solutions and logistics services business called, i3PL.

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

(2)    Basis of Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 30, 2021 has been derived from the Company’s audited financial statements for the fiscal year ended January 30, 2021. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2021. Operating results for the three-month period ended May 1, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2020, ended on January 30, 2021, and consisted of 52 weeks. Fiscal 2021 will end January 29, 2022 and will contain 52 weeks. The three-month period ended May 1, 2021 consisted of 13 weeks.

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance on the accounting for credit losses on financial instruments, Topic 326, Financial Instruments—Credit Losses (Accounting Standards Update (“ASU” 2016-13). Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition of allowances for losses. The Company adopted this guidance during the first quarter of fiscal 2021.

In August 2018, the Financial Accounting Standards Board ("FASB") issued Intangibles—Goodwill and Other—Internal-Use Software, Subtopic 350-40 (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard during the first quarter of fiscal year 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of Topic 848 on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.  The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted.  The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

(3)   Revenue

Revenue Recognition

Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue for services is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of May 1, 2021 and January 30, 2021, the Company recorded a merchandise return liability of $5,439,000 and $5,271,000, included in accrued liabilities, and a right of return asset of $2,779,000 and $2,749,000, included in Prepaid Expenses and Other.

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

As of May 1, 2021, the Company had no remaining performance obligations for contracts with original expected terms of one year or more. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less.

Revenue recognized over time was $0 and $8,000 for the three-month periods ended May 1, 2021 and May 2, 2020.

Accounts Receivable

The Company’s accounts receivable is comprised primarily of customer receivables from its ValuePay program, but also includes vendor receivables, credit card receivables and other receivables.  The Company’s ValuePay program is an installment payment program that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of May 1, 2021 and January 30, 2021, the Company had approximately $45,907,000 and $49,736,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $2,941,000 and $3,132,000. The decrease in the total reserve as a percentage of receivables is primarily due to the Company’s recently shortened active collections cycle, whereby the Company is pursuing collection for a shorter period prior to selling and writing off its receivables while yielding a comparable recovery rate.

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

As of May 1, 2021 and January 30, 2021, the Company’s long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, had carrying values of $52,709,000 and $53,380,000. As of May 1, 2021 and January 30, 2021, $2,714,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximates, and is based on, its carrying value due to the variable rate nature of the financial instrument. The Company has no Level 3 investments that use significant unobservable inputs.

(5)    Television Broadcast Rights

Television broadcast rights in the accompanying condensed consolidated balance sheets consisted of the following:

	May 1, 2021	January 30, 2021
Television broadcast rights	$43,655,000	$43,655,000
Less accumulated amortization	(22,061,000)	(16,902,000)
Television broadcast rights, net	$21,594,000	$26,753,000

During fiscal year 2020, the Company entered into certain affiliation agreements with television service providers for carriage of its television programming over their systems, including channel placement rights, which ensure the Company keeps its channel position on the service provider’s channel line-up during the term. The Company recorded the television broadcast rights of $0 and $22.0 million during the first quarters of fiscal year 2021 and 2020, which represents the present value of payments for the television broadcast rights associated with the channel position placement. Television broadcast rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television broadcast rights was 1.2 years as of May 1, 2021. Amortization expense related to the television broadcast rights was $5.2 million and $47,000 for the three-month periods ended May 1, 2021 and May 2, 2020 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated broadcast rights amortization expense is $19.7 million for fiscal 2021 and $7.0 million for fiscal 2022. The liability relating to the television broadcast rights was $30.8 million as of May 1, 2021, of which $26.1 million was classified as current in the accompanying condensed consolidated balance sheets. The long-term portion of the broadcast rights obligations is included in other liabilities within the accompanying condensed consolidated balance sheets. Interest expense related to the television broadcast rights obligation was $503,000 and $6,000 during the three-month periods ended May 1, 2021 and May 2, 2020.

In addition to the Company securing broadcast rights for channel position, the Company’s affiliation agreements generally provide that it will pay each operator a monthly service fee, most often based on the number of homes receiving the Company’s programming, and in some cases marketing support payments. Monthly service fees are expensed as distribution and selling expense within the condensed consolidated statement of operations.

(6)    Intangible Assets

Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

		May 1, 2021		January 30, 2021
	Estimated	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
Trade Names	3-15	$1,928,000	$(168,000)	$1,568,000	$(124,000)
Technology	4	3,163,000	(294,000)	772,000	(228,000)
Customer Lists	3-5	3,224,000	(257,000)	339,000	(93,000)
Vendor Exclusivity	5	192,000	(77,000)	192,000	(67,000)
Total finite-lived intangible assets		$8,507,000	$(796,000)	$2,871,000	$(512,000)

Finite-lived Intangible Assets

The finite-lived intangible assets are included in the accompanying condensed consolidated balance sheets within intangible assets, net and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; a vendor exclusivity agreement; Christopher & Banks customer list and TCO technology. Amortization expense related to the finite-lived intangible assets was $104,000 for the three-month periods ended May 1, 2021 and May 2, 2020. Estimated amortization expense is $415,000 for fiscal 2021, $410,000 for fiscal 2022, $352,000 for fiscal 2023, $156,000 for fiscal 2024, and $105,000 for fiscal 2025.

(7)   Credit Agreements

The Company’s long-term credit facility consists of:

	May 1, 2021	January 30, 2021
PNC revolving loan due July 27, 2023, principal amount	$41,000,000	$41,000,000
PNC term loan due July 27, 2023, principal amount	11,762,000	12,441,000
Less unamortized debt issuance costs	(53,000)	(61,000)
PNC term loan due July 27, 2023, carrying amount	11,709,000	12,380,000
Total long-term credit facility	52,709,000	53,380,000
Less current portion of long-term credit facility	(2,714,000)	(2,714,000)
Long-term credit facility, excluding current portion	$49,995,000	$50,666,000

PNC Credit Facility

On February 9, 2012, the Company entered into a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $70.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company’s previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also has an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $20.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

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

As of May 1, 2021, the Company had borrowings of $41.0 million under its revolving line of credit. Remaining available capacity under the revolving line of credit as of May 1, 2021 was approximately $9.3 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company’s previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving line of credit borrowings. As of May 1, 2021, there was approximately $11.8 million outstanding under the term loan, of which $2.7 million was classified as current in the accompanying condensed consolidated balance sheet.

Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period that commenced on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of May 1, 2021, the imputed effective interest rate on the PNC term loan was 6.41%.

Interest expense recorded under the PNC Credit Facility was $803,000 and $1,167,000 for the three-month periods ended May 1, 2021 and May 2, 2020.

The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of May 1, 2021, the Company’s unrestricted cash plus unused line availability was $24.2 million, and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $228,000 and $243,000 as of May 1, 2021 and January 30, 2021 and are included within other assets within the accompanying condensed consolidated balance sheets. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.

The aggregate maturities of the Company’s long-term credit facility as of May 1, 2021 were as follows:

	PNC Credit Facility
Fiscal year	Term loan	Revolving loan	Total
2021	$2,035,000	$—	$2,035,000
2022	2,714,000	—	2,714,000
2023	7,013,000	41,000,000	48,013,000
	$11,762,000	$41,000,000	$52,762,000

Cash Requirements

Currently, the Company’s principal cash requirements are to fund business operations, which consist primarily of purchasing inventory for resale, funding ValuePay installment receivables, funding the Company’s basic operating expenses, particularly the Company’s contractual commitments for cable and satellite programming distribution, and the funding of necessary capital expenditures. The Company closely manages its cash resources and working capital. The Company attempts to manage its inventory receipts and reorders in order to ensure its inventory investment levels remain commensurate with the Company’s current sales trends. The Company also monitors the collection of its credit card and ValuePay installment receivables and manages vendor payment terms in order to more effectively manage the Company’s working capital which includes matching cash receipts from the Company’s customers to the extent possible with related cash payments to the Company’s vendors. ValuePay remains a cost-effective promotional tool for the Company. The Company continues to make strategic use of its ValuePay program in an effort to increase sales and to respond to similar competitive programs.

The Company’s ability to fund operations and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in its sales and to use available funds from its PNC Credit Facility. The Company’s ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility’s covenants (as described above). Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs, planned capital expenditures and meet credit facility covenants, and its cash reserves are depleted, the Company may need to take actions that are within the Company’s control, such as further reductions or delays in capital investments, additional reductions to the Company’s workforce, reducing or delaying strategic investments or other actions. The

Company believes that it is probable its existing cash balances and its availability under the PNC Credit Facility, will be sufficient to fund the Company’s normal business operations over the next twelve months from the issuance of this report.

(8)   Shareholders’ Equity

Common Stock

Effective July 13, 2020, the Company amended its Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 20,000,000. The Company currently has 10,000,000 shares of capital stock, of which 400,000 is designated as preferred stock, and 20,000,000 shares of common stock. The Company currently has authorized 9,600,000 shares of undesignated capital stock and an additional 20,000,000 shares of common stock authorized. As of May 1, 2021, no shares of capital stock were outstanding and 16,384,402 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Company’s PNC Credit Facility.

Public Offerings

On February 18, 2021, the Company completed a public offering, in which the Company issued and sold 3,289,000 shares of its common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21,224,000. The Company has used or intends to use the proceeds for general working capital purposes.

On August 28, 2020, the Company completed a public offering, in which the Company issued and sold 2,760,000 shares of its common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15,833,000. The Company used the proceeds for general working capital purposes.

April 2020 Private Placement Securities Purchase Agreement

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold an aggregate of 1,836,314 shares of the Company’s common stock, issued warrants to purchase an aggregate of 979,190 shares of the Company’s common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate 114,698 shares of the Company’s common stock at a price of $0.001 per share in a private placement, for an aggregate cash purchase price of $4,000,000. The initial closing occurred on April 17, 2020 and the Company received gross proceeds of $1,500,000. Additional closings occurred on May 22, 2020, June 8, 2020, June 12, 2020 and July 11, 2020 and the Company received gross proceeds of $2,500,000. The Company incurred approximately $190,000 of issuance costs during the first half of fiscal 2020. The Warrants are indexed to the Company’s publicly traded stock and were classified as equity. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying condensed consolidated balance sheets. The Company used the proceeds for general working capital purposes.

The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company’s largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company’s long-time vendor. IWCA is owned by the Company’s Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of the Company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 15 - “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is the Company’s largest shareholder.

The warrants have an exercise price per share of $2.66 and are exercisable at any time and from time to time from six months following their issuance date until April 14, 2025. The Company has included a blocker provision in the purchase agreement whereby no purchaser may be issued shares of the Company’s common stock if the purchaser would own over 19.999% of the Company’s outstanding common stock and, to the extent a purchaser in this offering would own over 19.999% of the Company’s outstanding common stock, that purchaser will receive fully-paid warrants (in contrast to the coverage warrants that will be issued in this transaction, as described above) in lieu of the shares that would place such holder’s ownership over 19.999%. Further, the Company included a similar blocker in the warrants (and amended the warrants purchased by the purchasers on May 2, 2019, if any) whereby no purchaser of the warrants may exercise a warrant if the holder would own over 19.999% of the Company’s outstanding common stock.

During the third quarter of fiscal 2020, the fully-paid warrants were exercised for the purchase of 114,698 shares of the Company’s common stock.

Warrants

As of May 1, 2021, the Company had outstanding warrants to purchase 1,714,120 shares of the Company’s common stock, of which 1,714,120 were fully exercisable. The warrants expire approximately five years from the date of grant. The following table summarizes information regarding warrants outstanding at May 1, 2021:

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

Compensation expense relating to the restricted stock unit grant was $216,000 and $216,000 for the first quarters of fiscal 2021 and 2020. As of May 1, 2021, there was $1,514,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Award

On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 150,000 restricted shares of the Company’s common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a skin-care brand that launched on the Company’s television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company’s television network. The restricted shares will vest in three tranches. Of the restricted shares granted, 50,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on the Company’s television network, and 50,000 vested on January 4, 2020. The remaining 50,000 restricted shares vested on January 4, 2021. The aggregate market value on the date of the award was $1,408,000 and is being amortized as cost of sales over the three-year vendor exclusivity agreement term. The estimated fair value of the restricted stock is based on the grant date closing price of the Company’s stock for time-based vesting awards.

Compensation expense relating to the restricted stock award was $153,000 and $117,000 for the first quarters of fiscal 2021 and 2020. As of May 1, 2021, the compensation cost related to the award was fully recognized.

Stock Compensation Plans

The Company’s 2020 Equity Incentive Plan ("2020 Plan") provides for the issuance of up to 3,000,000 shares of the Company’s common stock. The 2020 Plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the common stock as of the date of grant (except in the limited case of "substitute awards" as defined by the 2020 Plan). No stock option may be granted more than 10 years after the effective date of the respective plan’s inception or be exercisable more than 10 years after the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options and have contractual terms of 10 years from the date of grant. The 2020 Plan was approved by the Company’s shareholders at the 2020 Annual Meeting of Shareholders on July 13, 2020.

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

Stock-Based Compensation - Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $19,000 and $117,000 for the first quarters of fiscal 2021 and fiscal 2020. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

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

Fiscal 2021
Expected volatility:	88%
Expected term (in years):	6 years
Risk-free interest rate:	1.30%

A summary of the status of the Company’s stock option activity as of May 1, 2021 and changes during the three months then ended is as follows:

	2020	Weighted		Weighted		Weighted
	Equity	Average		Average		Average
	Incentive	Exercise	2011	Exercise	2004	Exercise
	Plan	Price	Plan	Price	Plan	Price
Balance outstanding, January 30, 2021	—	$—	34,000	$12.87	3,000	$53.49
Granted	48,000	$8.72	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	—	$—	—	$—	—	$—
Balance outstanding, May 1, 2021	48,000	$8.72	34,000	$12.87	3,000	$53.49
Options exercisable at May 1, 2021	—	$—	27,000	$12.87	3,000	$53.49

The following table summarizes information regarding stock options outstanding as of May 1, 2021:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
			Average				Average
		Weighted	Remaining			Weighted	Remaining
		Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic	Number of	Exercise	Life	Intrinsic
Option Type	Shares	Price	(Years)	Value	Shares	Price	(Years)	Value
2011 Incentive:	48,000	$8.72	9.9	$—	42,000	8.72	9.9	$
2011 Incentive:	34,000	$12.87	5.8	$8,000	32,000	$13.11	5.7	$22,000
2004 Incentive:	3,000	$53.49	2.9	$—	3,000	$53.49	2.9	$—

The weighted average grant-date fair value of options granted in the first three months of fiscal 2021 was $6.38. The total intrinsic value of options exercised during the first three months of fiscal 2021 and fiscal 2020 was $0. As of May 1, 2021, total unrecognized compensation cost related to stock options was $265,000 and is expected to be recognized over a weighted average period of approximately 2.6 years.

Stock-Based Compensation - Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $280,000 and $164,000 for the first quarters of fiscal 2021 and fiscal 2020. As of May 1, 2021, there was $2,749,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.7 years. The total fair value of restricted stock units vested during the first three months of fiscal 2021 and fiscal 2020 was $579,000 and $70,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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

The Company granted 77,408 performance share units to the Company’s Chief Executive Officer as part of the Company’s long-term incentive program during the first quarter of fiscal 2021. The number of shares earned is based on the Company’s achievement of pre-established goals for sales growth over the measurement period from January 31, 2021 to January 29, 2022. Any earned performance share units will vest on February 3, 2024, so long as the executive’s service has been continuous through the vest date. The number of units that may actually be earned and become eligible to vest pursuant to this award can be between 0% and 200% of the target number of performance share units. The Company recognizes compensation expense on these performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. The grant date fair value of these performance share units is based on the grant date closing price of the Company’s stock.

The Company granted 146,000 performance share units to the Company’s Chief Executive Officer as part of the Company’s long-term incentive program during the first quarter of fiscal 2020. The number of shares earned is based on the Company’s achievement of pre-established goals for liquidity over the measurement period from February 2, 2020 to January 30, 2021. Any earned performance share units will vest on January 28, 2023, so long as the executive’s service has been continuous through the vest date. The number of units that may actually be earned and become eligible to vest pursuant to this award can be between 0% and 125% of the target number of performance share units. The Company recognizes compensation expense on these performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. The grant date fair value of these performance share units is based on the grant date closing price of the Company’s stock.

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of May 1, 2021 and changes during the three-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, January 30, 2021	60,000	$3.52	736,000	$4.03	146,000	$1.69	942,000	$3.64
Granted	—	$—	181,000	$8.72	77,000	$8.72	258,000	$8.72
Vested	—	$—	(74,000)	$1.97	—	$—	(74,000)	$1.97
Forfeited	—	$—	—	$—	—	$—	—	$—
Non-vested outstanding, May 1, 2021	60,000	$3.52	843,000	$5.22	223,000	$4.12	1,126,000	$4.90

(9)   Net Loss Per Common Share

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended
	May 1,	May 2,
	2021	2020
Numerator:
Net loss	$(3,228,000)	$(6,828,000)
Earnings allocated to participating share awards (a)	—	—
Net loss attributable to common shares — Basic and diluted	$(3,228,000)	$(6,828,000)
Denominator:
Weighted average number of common shares outstanding — Basic (b)	15,517,454	8,290,790
Dilutive effect of stock options, non-vested shares and warrants (c)	—	—
Weighted average number of common shares outstanding — Diluted	15,517,454	8,290,790
Net loss per common share	$(0.21)	$(0.82)
Net loss per common share — assuming dilution	$(0.21)	$(0.82)
(a)	During fiscal 2018, the Company issued a restricted stock award that is a participating security. For the three-month periods ended May 1, 2021 and May 2, 2020, the entire undistributed loss is allocated to common shareholders.
(b)	For the three-month period ended May 1, 2021, the basic earnings per share computation included 21,000 outstanding fully-paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share.

For the three-month periods ended May 1, 2021 and May 2, 2020, there were 650,000 and 72,000 incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(10)   Business Segments and Sales by Product Group

During fiscal year 2019, the Company changed its reportable segments into two reporting segments: “ShopHQ” and “Emerging Business.” In light of recent strategic shifts in the Company’s emerging businesses, the Company’s Chief Executive Officer, the chief operating decision maker, began reviewing operating results of the Emerging Business segment separately from its core business, ShopHQ. The chief operating decision maker is the Company’s Chief Executive Officer and Interim Chief Financial Officer. These segments reflect the way the Company’s chief operating decision maker evaluates the Company’s business performance and manages its operations. All of the Company’s sales are made to customers residing in the United States.

The Company does not allocate assets between the segments for its internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the first three months of fiscal 2021 and fiscal 2020. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to its operating segments based on their estimated usage and based on how the Company manages the business.

ShopHQ Reporting Segment

The ShopHQ segment encompasses the Company’s flagship nationally distributed shopping entertainment television network. ShopHQ informs, promotes, demonstrates and sells its products to consumers using interactive video across multiple sales channels including linear television, online streaming, mobile and social platforms, brick and mortar retail, and OTT and CTV platforms such as Roku, AppleTV and Samsung connected televisions.

Emerging Business Reporting Segment

The Emerging Business segment consists of the Company’s early developing brands and business models. This segment includes the Company’s owned and operated consumer brands that include J.W. Hulme, Cooking with Shaquille O’Neal, Kate & Mallory, Live

Fit MD, and Christopher & Banks. This segment also includes the Company’s online marketplace brands OurGalleria.com and TheCloseout.com, and the Company’s media commerce services brands Float Left and i3PL. This segment also includes the recently launched niche television networks ShopBulldogTV and ShopHQHealth.

Net Sales by Segment and Significant Product Groups

	Three-Month Periods Ended
	May 1,	May 2,
	2021	2020

ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$43,254	$39,402
Home	13,186	18,490
Beauty & Health	19,245	15,140
Fashion & Accessories	13,580	12,724
All other (primarily shipping & handling revenue)	10,597	8,043
Total ShopHQ	99,862	93,799
Emerging Business	13,341	2,035
Consolidated net sales	$113,203	$95,834

Performance Measures by Segment

	Three-Month Periods Ended
	May 1,	May 2,
	2021	2020

Gross profit
ShopHQ	$40,363	$34,955
Emerging Business	$5,644	$602
Consolidated gross profit	$46,007	$35,557

Operating loss
ShopHQ	$(1,892)	$(3,803)
Emerging Business	(159)	(1,832)
Consolidated operating loss	$(2,051)	$(5,635)

Depreciation and amortization
ShopHQ (a)	$7,848	$2,740
Emerging Business	469	165
Consolidated depreciation and amortization	$8,317	$2,905

Includes distribution facility depreciation of $942,000 and $1,014,000 for the three-month periods ended May 1, 2021 and May 2, 2020. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations.

(11)   Leases

The Company leases certain property and equipment, such as transmission and production equipment, satellite transponder and office equipment. The Company also leases office space used by its Emerging segment’s Float Left and retail space used by its Emerging segment retailer, J.W. Hulme. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company’s leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of May 1, 2021, the lease liability and right-of-use assets did not include any lease extension options.

The Company has lease agreements with lease and non-lease components and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

	For the Three-Month Periods Ended
	May 1, 2021	May 2, 2020
Operating lease cost	$272,000	$245,000
Short-term lease cost	3,000	30,000
Variable lease cost (a)	18,000	27,000
(a)	Includes variable costs of finance leases.

For the three-month periods ended May 1, 2021 and May 2, 2020, finance lease costs included amortization of right-of-use assets of $28,000 and $25,000 and interest on lease liabilities of $1,000 and $2,000.

Supplemental cash flow information related to leases were as follows:

	For the Three-Month Periods Ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$272,000	$338,000
Operating cash flows used for finance leases	1,000	2,000
Financing cash flows used for finance leases	28,000	25,000

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	532,000
Finance leases	—	—

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	May 1, 2021	May 2, 2020
Weighted average remaining lease term:
Operating leases	3.1 years	3.1 years
Finance leases	1.0 years	1.7 years

Weighted average discount rate:
Operating leases	6.8%	6.5%
Finance leases	5.7%	5.3%

Supplemental balance sheet information related to leases is as follows:

		May 1,	January 30,
Leases	Classification	2021	2021
Assets
Operating lease right-of-use assets	Other assets	$860,000	$1,116,000
Finance lease right-of-use assets	Property and equipment, net	73,000	101,000
Total lease right-of-use assets		$933,000	$1,217,000

Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$262,000	$462,000
Operating lease liabilities, excluding current portion	Other long term liabilities	601,000	646,000
Total operating lease liabilities		863,000	1,108,000

Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	70,000	86,000
Finance lease liabilities, excluding current portion	Other long term liabilities	6,000	19,000
Total finance lease liabilities		76,000	105,000
Total lease liabilities		$939,000	$1,213,000

Future maturities of lease liabilities as of May 1, 2021 are as follows:

Fiscal year	Operating Leases	Finance Leases
2021	$255,000	$59,000
2022	313,000	19,000
2023	250,000	—
2024	141,000	—
Thereafter	—	—
Total lease payments	959,000	78,000
Less imputed interest	(96,000)	(2,000)
Total lease liabilities	$863,000	$76,000

In fiscal year 2020, the Company had executed a $2.7 million operating lease that had not yet commenced. This operating lease will replace the Company’s current satellite transponder agreement, will commence during the first quarter of fiscal 2021 and have a lease term through October 31, 2025. As of May 1, 2021, the Company had no finance leases that had not yet commenced.

(12)   Income Taxes

As of January 30, 2021, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $397 million which may be available to offset future taxable income. The Company’s federal NOLs generated prior to 2018 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company’s federal NOLs generated in 2018 and after can be carried forward indefinitely.

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

(14)   Related Party Transactions

Relationship with Sterling Time, Invicta Watch Company of America, and Retailing Enterprises

On May 2, 2019, in accordance with the purchase agreement described in Note 8 - "Shareholders’ Equity," the Company’s Board of directors elected Michael Friedman and Eyal Lalo to the board and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company’s largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company’s long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company’s non-employee director compensation policy.

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

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold shares of the Company’s common stock and issued warrants to purchase shares of the Company’s common stock in a private placement. Details of the common stock and warrant purchase agreement are described in Note 8 - "Shareholders’ Equity." The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC purchased 734,394 shares of the Company’s common stock and a warrant to purchase 367,196 shares of the Company’s common stock for an aggregate purchase price of $1,500,000. Michael and Leah Friedman purchased 727,022 shares of the Company’s common stock and a warrant to purchase 367,196 shares of the Company’s common stock for an aggregate purchase price of $1,500,000. Pursuant to the agreement, Sterling Time has standard payment terms with 90-day aging from receipt date for all purchase orders. If the Company’s accounts payable balance to Sterling Time exceeds (a) $3,000,000 in any given week during the Company’s first three fiscal quarters through May 31, 2022 or (b) $4,000,000 in any given week during the Company’s fourth fiscal quarters of fiscal 2020 and fiscal 2021, the Company will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. Following May 31, 2022, the Company’s payment terms revert back to standard 90-day aging terms as previously described.

On August 28, 2020, Invicta Media Investments, LLC purchased 256,000 shares of the Company’s common stock pursuant to the Company’s public equity offering.

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $14.6 million and $11.8 million during the first three months of fiscal 2021 and fiscal 2020. In addition, during the first quarter of fiscal 2020, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of May 1, 2021 and January 30, 2021, the Company had a net trade payable balance owed to Sterling Time of $136,000 and $825,000.

Transactions with Retailing Enterprises

During fiscal year 2019, the Company entered into an agreement, which was subsequently amended, to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1.4 million. The inventory is currently stored at the Company’s fulfillment center under a bill and hold arrangement. The terms of the agreement provide for 12 monthly payments. As of May 1, 2021 and January 30, 2021, the Company had a net trade receivable balance owed from Retailing Enterprises, LLC of $664,000 and $641,000. As of May 1, 2021 and January 30, 2021, the Company accrued commissions of $44,000 and $263,000 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $8.7 million and $1.6 million during the first quarters of 2021 and 2020. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $4,000 and $15,000 during the first quarters of 2021 and 2020. As of May 1, 2021 and January 30, 2021, the Company had a net trade receivable balance owed from Famjams Trading of $2.6 million and $4.3 million.

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $197,000 and $159,000 during the first quarters of fiscal 2021 and 2020. As of May 1, 2021 and January 30, 2021, the Company had a net trade payable balance owed to TWI Watches of $234,000 and $277,000.

(15)  Restructuring Costs

During the first quarter of fiscal 2020, the Company implemented and completed a cost optimization initiative, which eliminated positions across the Company’s ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, the Company recorded restructuring charges of  $209,000 for the three-month periods ended May 2, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company’s ShopHQ segment. These initiatives were substantially completed as of May 1, 2021.

The following table summarizes the significant components and activity under the restructuring program for the three-month period ended May 1, 2021:

	Balance at			Balance at
	January 30,			May 1,
	2021	Charges	Cash Payments	2021
Severance	$42,000	$—	$(42,000)	$—
Other incremental costs	5,000	—	(5,000)	—
	$47,000	$—	$(47,000)	$—

The liability for restructuring accruals was previously presented in current accrued liabilities within the accompanying condensed consolidated balance sheets.

(16)  Business Acquisitions

The Closeout.com Acquisition

On February 5, 2021, the Company became a controlling member under the limited liability company agreement for TCO, LLC (“TCO”), a Delaware limited liability company entered into between the Company and LAKR Ecomm Group LLC (“LAKR”) to operate TheCloseout.com, an online marketplace that was previously owned in part by Invicta Media Investments.  LAKR is a newly formed company indirectly owned by Invicta Media Investments, LLC and The Closeout.com LLC. The initial Board of Directors of TCO includes Tim Peterman, the Chief Executive Officer and a director of the Company, Landel Hobbs, the Chairman of the Board of the Company, and Eyal Lalo, a director of the Company. See Note 14 – “Related Party Transactions” for additional information regarding the Company’s relationships with Invicta Media Investments, LLC, Retailing Enterprises and Mr. Lalo.

Under the limited liability company agreement, the Company will act as the controlling member of TCO. Mr. Peterman and Mr. Hobbs, as the designees of the Company, will lead TCO, with certain significant corporate actions requiring the consent of both members. Mr. Peterman will be the Chairperson of TCO. Distributions of available cash may be made to the members at the discretion of TCO’s board of managers. In addition, beginning on February 5, 2026 and recurring every 12 months thereafter, the Company will have the right, but not the obligation, to acquire LAKR’s interest in TCO at a value determined based on financial benchmarks set forth in the TCO limited liability company agreement.

In connection with the establishment of TCO, the Company contributed assets in the form of inventory valued at $3.5 million in exchange for a 51% interest in the TCO, and LAKR contributed assets in the form of inventory and intellectual property valued at $3.4 million in exchange for a 49% interest in TCO. The Company also entered into a loan and security agreement with TCO, pursuant to which TCO may borrow up to $1.0 million from the Company on a revolving basis pursuant to a promissory note bearing interest at LIBOR plus 4%, provided that the floor of this interest rate is 4.25%. The promissory note is payable on demand by the Company, may be voluntarily prepaid at any time, and must be repaid prior to TCO making any distributions, other than advances for tax withholdings, to its members.

Christopher & Banks Transaction

Christopher & Banks is a specialty brand of privately branded women's apparel and accessories. The Christopher & Banks brand was previously owned by Christopher & Banks Corporation, which filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in January 2021. On March 1, 2021, the Company entered into a licensing agreement with ReStore Capital, a Hilco Global company, whereby the Company will operate the Christopher & Banks business throughout all sales channels, including digital, television, catalog, and brick and mortar retail, effective March 1, 2021. The Company also purchased certain assets related to the Christopher & Banks eCommerce business, including primarily inventory, furniture, equipment, and certain intangible assets. The Company plans to launch a new weekly Christopher & Banks television program on its ShopHQ network, which will also promote the brand’s website, cristopherandbanks.com, its two retail stores in Coon Rapids, Minnesota, and Branson, Missouri, and its planned launch of Christopher & Banks Stylists, an online interactive video platform that customizes wardrobe that is outfitted for customers by a Christopher & Banks stylist.

On March 1, 2021, the Company acquired all of the assets of Christopher & Banks, LLC (“C&B”). The acquisition of C&B was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $3.5 million cash and assumed liabilities with a fair value of $4.2 million. The Company is obligated to pay the outstanding $1.5 million within 100 days from the transaction date. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

Based on the preliminary valuation, the total cash consideration of $5.0 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Inventory	$4,091,000
Fixed assets	1,500,000
Goodwill and Intangible assets	3,607,000
Liabilities assumed	(4,198,000)
Total cash consideration	$5,000,000

Goodwill and intangible assets have been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $3.6 million, which was primarily related to the acquisition of the product designs, brand and customer list.

The preliminary purchase price allocation may be adjusted, as necessary, up to one year after the acquisition closing date if management obtains additional information regarding asset valuations and liabilities assumed.

(17)  Subsequent Event

Vendor Exclusivity Agreements

On June 9, 2021, the Company entered into a Confidential Vendor Exclusivity Agreement (the “IWCA Agreement”) with Invicta Watch Company of America, Inc. (“IWCA”), one of the Company’s ten largest vendors, pursuant to which IWCA granted the Company the exclusive right to market, promote and sell watches and watch accessories using the Invicta brand names and any substantially similar or directly competitive goods or services through the Company’s live or taped direct response video retail programming in North and South America during the five-year exclusivity period of the IWCA Agreement, unless earlier terminated pursuant to the terms of the IWCA Agreement. During the final year of the term of the IWCA Agreement, the parties are required to negotiate in good faith the terms of a five-year extension.

Pursuant to the IWCA Agreement, the Company agreed to issue to IWCA $4.5 million of restricted stock units (“RSUs”), priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the IWCA Agreement – a total of 442,043 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. IWCA also agreed to provide the Company with a revolving line of credit in the amount of $3.0 million during the first, second and third quarters of each of the Company’s fiscal years during the term of the IWCA Agreement and $4.0 million during the fourth quarter of each of the Company’s fiscal years during the term of the IWCA Agreement.

Additionally, on June 9, 2021, the Company entered into a Confidential Vendor Exclusivity Agreement (the “Famjams Agreement”) with Famjams Trading LLC (“Famjams”), one of the Company’s ten largest vendors, pursuant to which Famjams granted the Company the exclusive right to market, promote and sell products using the Medic Therapeutics and Safety Vital brand names and any substantially similar or directly competitive goods or services through the Company’s television networks, website and mobile applications, platforms on social media and mobile host sites and brick and mortar retailing locations in North and South America, Europe and Asia during the five-year exclusivity period, unless earlier terminated pursuant to the terms of the Famjams Agreement.  Until the expiration of the exclusivity period, such license is exclusive to the IMBI retailing channels.  During the final year of the term of the Famjams Agreement, the parties are required to negotiate in good faith the terms of a five-year extension.

Pursuant to the Famjams Agreement, the Company agreed to issue to Famjams $1.5 million of RSUs, priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the Famjams Agreement – a total of 147,347 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. Famjams also agreed to provide the Company with a revolving line of credit in the amount of $2.0 million during the term of the Famjams Agreement.

The Company also agreed, pursuant to the Famjams Agreement, to deliver a cash deposit of $6.0 million to Famjams to be used as working capital by Famjams. This deposit will bear interest in the amount of 5% per annum and will become due and payable in full at the end of the term of the Famjams Agreement, or if the Famjams Agreement is extended for a five-year period, at the end of such renewal period. In the event of a default, the Company agreed that the intellectual property and trademarks associated with the Famjams products subject to the Famjams Agreement pledged as collateral fully satisfies any due and owing working capital amount owed by Famjams to the Company.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 30, 2021.

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

Overview

Our Company

We are a leading interactive media company that owns a growing portfolio of lifestyle television networks, consumer brands, online marketplaces and media commerce services that together position the Company as the leading single-source partner to television advertisers and consumer brands seeking to entertain and transact with customers using interactive video. The Company’s growth strategy revolves around its ability to increase its expertise and scale using interactive video to engage customers within multiple business models and multiple sales channels.  The Company believes its growth strategy builds on its core strengths and provides it an advantage in these marketplaces.

The Company’s lifestyle television networks are ShopHQ, ShopBulldogTV and ShopHQHealth.  ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories directly to consumers 24 hours a day using engaging interactive video. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men.  ShopHQHealth, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.

The Company’s engaging, interactive video programming is distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online at shophq.com, shopbulldogtv.com and shophqhealth.com, which are comprehensive digital commerce platforms that sell products which appear on the Company’s television lifestyle networks as well as an extended assortment of online-only merchandise. The Company’s interactive video is also available on the OTT and CTV platforms such as Roku, Apple TV, Samsung connected televisions, and on mobile devices, including smartphones and tablets, and through the leading social media channels.

The Company’s consumer brands include J.W. Hulme, Cooking with Shaquille O’Neal, Kate & Mallory, Live Fit MD, and Christopher & Banks. Christopher & Banks was acquired during the fiscal year 2021.

The Company’s online marketplace brands are OurGalleria.com, a high-end branded, online marketplace launched in November 2020 that offers discounted merchandise within an exciting interactive shopping experience, and TheCloseout.com, a deeply-discount branded online marketplace acquired in fiscal year 2021 that offers discounted merchandise in many categories within an exciting interactive shopping experience.

The Company’s media commerce services brands are Float Left, an OTT app technology services business and the Company’s customer solutions and logistics services business called, i3PL.

ShopHQ Reporting Segment

ShopHQ offers its merchandise, which includes products in Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories across all its sales channels. Our merchandising strategy is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, OTT and CTV platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. While changes in this product mix do occur as a result of customer demand during certain times of the year, our legacy strengths in Jewelry and Watches continue to represent our largest category. Our merchants focus on diversifying our merchandise assortment within our existing product categories and offer new products in new assortments. We offer customers proprietary brands and merchandise as well as exclusive and/or less distributed bundles of name-brands products. The following table shows our ShopHQ reporting segment merchandise mix as a percentage of net merchandise sales for the periods indicated.

	For the Three-Month
	Period Ended
	May 1,	May 2,
Net Merchandise Sales by Category	2021	2020
Jewelry & Watches	48%	46%
Home	15%	21%
Beauty & Health	22%	18%
Fashion & Accessories	15%	15%
Total	100%	100%

Our ShopHQ promotional strategy is driven by offering our customers competitive pricing and special values, which drive new and existing customer engagement. During fiscal year 2020, we began offering static programming for our viewers, meaning we aired the same shows at the same times each week, and this has improved our customers viewership of our programming.  Our core customers are primarily women between the ages of 45 and 70. We also have a smaller presence of male customers of similar age. We believe our customers purchases are driven by our engaging interactive video that demonstrates the product’s utility and quality, and our dependable, friendly customer experience.

ShopHQ distributes its interactive video content 24-hours a day primarily on U.S. linear television’s cable and satellite systems and it reached more than 75 million homes during the three months ended May 1, 2021 and May 2, 2020.  ShopHQ is also streamed 24 hours a day, 7 days a week on our ShopHQ website, broadcast over-the-air in certain markets and is also available on mobile and social channels and on various video streaming OTT and CTV platforms, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.

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

During fiscal year 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems that includes broadcast rights associated with our channel position on their systems. As a result, we recorded a television broadcast rights asset of $43.7 million in total during fiscal 2020. The remaining liability relating to the television broadcast right was $30.8 million as of May 1, 2021, of which $26.1 million was classified as current. We believe having consistent favorable channel positioning within the general entertainment area on the distributor’s channel line-up improves our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases.

ShopHQ offers a balanced mix of merchandise to customers using interactive video and faces two competition from a variety of sources, including, QVC and HSN.  Both QVC and HSN are owned by Qurate Retail Inc. and each are substantially larger than ShopHQ in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high-definition bands and multi-channel carriage, than our programming.  In addition, Multimedia Commerce Group, Inc., which operates

Jewelry Television, also competes with us for customers in the Jewelry and Watches category. In addition, there are several smaller niche television shopping networks and startups in the television shopping arena who compete with us.

We anticipate continued competition for viewers and customers, for experienced television commerce and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that ShopHQ’s ability to be successful in the interactive video arena will depend several key factors, including its ability to continue to curate compelling product assortments, capture and engage new and existing customers, and continually offer its interactive video on all the video distribution platforms available.

Emerging Business Reporting Segment

By leveraging ShopHQ’s interactive video expertise, national scaled promotional power, expansive media and vendor relationships, customer experience and fulfillment capabilities, and financial resources, iMedia is able to strategically build and acquire growing businesses that accelerate the Company’s ability to launch its own factual content  streaming services in the OTT and CTV marketplaces while also enabling the Company to provide media commerce services to consumer brands seeking a compelling, single-source partner to promote and monetize their brands across all sales channels using interactive video.

Within this segment, the Company’s operates its two recently launched niche lifestyle television networks, ShopBulldogTV and ShopHQHealth, its consumer brands that include J.W. Hulme, Cooking with Shaquille O’Neal, Kate & Mallory and Christopher & Banks, its online marketplace brands OurGalleria.com and TheCloseout.com, and its media commerce services brands, Float Left and i3PL.

In terms of competitors for its the Emerging Business reporting segment, we believe there is a growing number of competitors in the creation, distribution and consumption of streaming fact-based video content in the online, OTT and CTV marketplaces, and for the media commerce services offered in the online, OTT, CTV marketplaces. Today, we believe our competition in these arenas range from the larger media commerce service companies like Brightcove (“BCOV”) and ChannelAdvisor (“ECOM”), to the smaller factual content streaming network providers like Curiosity Streams (“CURI”).

Our Corporate Website

Our iMedia Brands corporate website is imediabrands.com and our Nasdaq trading symbol is IMBI. Our annual report is filed as our Form 10-K. We issue quarterly reports on Form 10-Q and our current first quarter press release is filed on Form 8-K. Proxy and information statements, and amendments to these reports if applicable, are available, without charge, in the investor relations section of our corporate website, imediabrands.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting our Legal Department, iMedia Brands, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

Our goal is to maintain the investor relations section of our corporate website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. The information found on our corporate website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

Summary Results for the First Quarter of Fiscal 2021

Consolidated net sales for our fiscal 2021 first quarter were $113.2 million compared to $95.8 million for our fiscal 2020 first quarter, which represents a 18.1% increase. We reported an operating loss of $2.1 million and a net loss of $3.4 million for our fiscal 2021 first quarter. We reported an operating loss of $5.6 million and a net loss of $6.8 million for our fiscal 2020 first quarter. The operating and net loss for the fiscal 2020 first quarter included restructuring costs of $209,000 and transaction, settlement and integration costs, net, totaling $259,000.

Public Equity Offering

On February 18, 2021, we completed a public offering, in which we issued and sold 3,289,000 of our common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21.2 million. We have used and intend to use the proceeds for general working capital purposes.

On August 28, 2020, we completed a public offering, in which we issued and sold 2,760,000 shares of our common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15.8 million. We used the proceeds for general working capital purposes.

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

Restructuring Costs

During the first quarter of fiscal 2020, the Company implemented and completed another cost optimization initiative, which eliminated positions across the ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, we recorded restructuring charges of $209,000 for the third quarter of fiscal 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the ShopHQ segment. These initiatives were substantially completed as of May 1, 2021. The first quarter fiscal 2020 optimization initiative is expected to eliminate approximately $16 million in annual overhead costs.

Results of Operations

Selected Condensed Consolidated Financial Data

Operations

	Dollar Amount as a
	Percentage of Net Sales for the
	Three-Month Periods Ended
	May 1,	May 2,
	2021	2020
Net sales	100.0%	100.0%
Gross margin	40.6%	37.1%
Operating expenses:
Distribution and selling	30.3%	35.2%
General and administrative	5.7%	5.6%
Depreciation and amortization	6.5%	2.0%
Restructuring costs	—%	0.2%
Total operating expenses	42.5%	43.0%
Operating loss	(1.8)%	(5.9)%
Interest expense, net	(1.2)%	(0.6)%
Loss before income taxes	(3.0)%	(6.5)%
Income tax provision	(0)%	—%
Net loss	(3.0)%	(6.5)%

Key Performance Metrics

	For the Three-Month Periods Ended
	May 1,	May 2,
	2021	2020	Change
Merchandise Metrics
Gross margin %	40.6%	37.1%	354	bps
Net shipped units (in thousands)	1,513	1,348	12.2%
Average selling price	$66	$64	$3.1%
Return rate	16.8%	17.8%	100	bps
ShopHQ Digital net sales % (a)	51.5%	53.1%	160	bps
Total Customers - 12 Month Rolling (in thousands)	1,071	991	8.1%
(a)	Digital net sales percentage is calculated based on ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units

The number of net shipped units (shipped units less units returned) during the fiscal 2021 first quarter increased 12% from the prior year comparable quarter to approximately 1.5 million. The ASP increases in the first quarter primarily driven by an increase in ASP in our jewelry & watches product category.

Average Selling Price

The average selling price ("ASP") per net unit was $66 in the first quarter of fiscal 2021, a 3% increase from the prior year quarter. ASP decreases in the first quarter ended May 1, 2021 were primarily driven by a mix shift into our Beauty & Health product category.

Return Rates

For the three months ended May 1, 2021, our return rate was 16.8% compared to 17.8% for the comparable prior year quarter, a 100 basis-point decrease. The decrease in the return rate was primarily driven by a sales mix shift out of Jewelry and Watches into Beauty & Health, which has a lower return rate. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.

Total Customers

Total customers who have purchased over the last twelve months increased 8% over the prior year to approximately 1.1 million. The increase in total customers was mainly attributed to an increase in both new customers and reactivated customers compared to the prior year. We continue to focus on the following initiatives, among others, to increase our active customer file:

●	introducing by appointment viewing "static programming," so viewers know when to watch;
●	launching innovative programming, such as "Learning to Cook with Shaq," "By Appointment with Dr. Terry," "Invicta Collectors Room," and "Fashion Talk with Fatima and Kathy"; and
●	establishing category specific customer growth priorities around ASP, product assortment and product margins.

Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2021 first quarter were $113.2 million, a 18% increase from consolidated net sales of $95.8 million for the comparable prior year quarter.

During the first quarter of fiscal 2021, our consolidated net sales, inclusive of shipping and handling revenue, increased 18% and reversed a multi-year trend of net sales decreases. Our increase in net sales was primarily driven by an 8% increase in our 12-month active customer file (as discussed under “Total Customers” above), along with revenue growth from our Emerging businesses.

Consolidated Net Sales for First Quarter of Fiscal 2021 Compared to First Quarter Fiscal 2020

	For the Three-Month Periods Ended
	May 1,	May 2,
	2021	2020	Change	% Change

ShopHQ	(dollars in thousands)
Net merchandise sales by category:
Jewelry & Watches	$43,254	$39,402	$3,852	10%
Home	13,186	18,490	(5,304)	(29)%
Beauty & Health	19,245	15,140	4,105	27%
Fashion & Accessories	13,580	12,724	856	7%
All other (primarily shipping & handling revenue)	10,597	8,043	2,554	32%
Total ShopHQ	99,862	93,799	6,063	6%
Emerging Business	13,341	2,035	11,306	556%
Consolidated net sales	$113,203	$95,834	$17,369	18%

Jewelry & Watches: The $3.9 million increase in jewelry & watches during the first quarter of fiscal 2021 was primarily due to an increase in airtime productivity (dollars per airtime minute) compared to the prior year. Jewelry & watches continues to be our most productive category.

Home: The $5.3 million decrease during the first quarter of fiscal 2021 was driven by a 10% reduction in airtime during the first quarter of fiscal 2021 and a declining active customer file.

Beauty & Health: The $4.1 million increase during the first quarter of fiscal 2021 was mainly driven by a 21% increase in airtime.  The increase was also driven by an increase in active customers during the period.

Fashion & Accessories: The $0.9 million increase during the first quarter of fiscal 2021 was primarily due to an increase in airtime productivity compared to the prior year.

Other: The $2.6 million increase during the first quarter of fiscal 2021 was driven by an increase in shipping & handling revenue resulting from the 12% increase in net shipped units.

Emerging Business: The $11.3 million increase during the first quarter of fiscal 2021 was mainly driven by revenue from business initiatives following the comparable prior year period, such as our launch of the ShopHQHealth network in September 2020, along with revenue from our newly acquired businesses of Christopher & Banks and TheCloseout.com.

Digital and Mobile Net Sales

We believe that our interactive television video is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our interactive television video and then placing their orders online or through mobile devices. Our digital sales penetration, or the percentage of ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 51.5% during the first quarter of fiscal 2021 compared to 53.1% during the first quarter of fiscal 2020. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration decreased to 52.8% of total digital orders in the first quarter of fiscal 2021 versus 55.6% of total digital orders for the comparable prior year period.

Gross Profit

	For the Three-Month Periods Ended
	May 1,	May 2,
	2021	2020	Change	% Change

	(dollars in thousands)
ShopHQ	$40,363	$34,955	$5,408	15%
Emerging Business	5,644	602	5,042	838%
Consolidated gross profit	$46,007	$35,557	$10,450	29%

Consolidated gross profit for the first quarter of fiscal 2021 was $46.0 million, an increase of $10,450, or 29.4%, compared to the first quarter of fiscal 2020. ShopHQ’s gross profit increased $5.4 million, or 15.5% compared to the first quarter of fiscal 2020 and was primarily driven by the 6.0% increase in net sales (as discussed above) and by higher gross profit percentages experienced in most product categories during the first quarter of fiscal 2021. Emerging Business gross profit increased $5.0 million compared to the first quarter of fiscal 2020 and was primarily driven by the increase in net sales (as discussed above).

Consolidated gross margin percentages for the first quarters of fiscal 2021 and fiscal 2020 were 40.6% and 37.1%, which represent a 350-basis point increase. ShopHQ’s gross margin percentages for the first quarters of fiscal 2021 and fiscal 2020 were 40.4% and 37.3%, which represent a 310-basis point increase. The increase in the gross margin percentage primarily reflects an increase attributable to increased gross profit rates in most product categories, primarily jewelry & watches and fashion. The category gross profit rates were positively impacted by more disciplined pricing and markdown execution. Emerging Business gross margin percentages for the first quarters of fiscal 2021 and fiscal 2020 were 42.3% and 29.6%. The increase in the Emerging Business gross margin percentage reflects new business initiatives not included in the prior year comparable period, such as ShopHQHealth, and recently acquired businesses, Christopher & Banks and TheCloseout.com.

Operating Expenses

Total operating expenses for the fiscal 2021 first quarter were approximately $48.1 million compared to $41.2 million for the comparable prior year period, an increase of 16.7%. Total operating expenses as a percentage of net sales were 42.5% during the first quarter of fiscal 2021, compared to 43.0% during the comparable prior year periods of fiscal 2020. Total operating expenses for the fiscal 2020 first quarter included restructuring costs of $209,000. Excluding restructuring costs, total operating expenses as a percentage of net sales for the first quarter of fiscal 2021 were 42.5% compared to 42.8% for the first quarter of fiscal 2020.

Distribution and selling expense increased $512,000, or 1.5%, to $34.2 million, or 30.3% of net sales during the fiscal 2021 first quarter compared to $33.7 million, or 35.2% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to an increase in costs associated with the expansion of our Emerging Business segment of $2.1 million and an increase of variable costs of $543,000, partially offset by decreased ShopHQ segment program distribution expense of $2.7 million.

To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household. However, this expense may be impacted by changes in the number of average homes, channels reached or by rate changes associated with changes in our channel position with carriers.

General and administrative expense for the fiscal 2021 first quarter increased $1.1 million, or 19.9%, to $6.4 million or 5.7% of net sales, compared to $5.4 million or 5.6% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the first quarter primarily due to increased transaction and integration costs related to the Christopher & Banks and TheCloseout.com business acquisitions of $441,000 and increased software maintenance costs of $206,000.

Depreciation and amortization expense for the fiscal 2021 first quarter increased $5.5 million, or 292.1%, to $7.4 million compared to $1.9 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the first quarters of fiscal 2021 and fiscal 2020 was 6.5% and 2.0%. The increase in depreciation and amortization expense for the first quarter  of fiscal 2021 was primarily due to increased amortization expense of $5.1 million relating to the television broadcast rights obtained during fiscal year 2020, plus increased depreciation and amortization expenses of $304,000, attributable to the expansion of the Emerging Business segment.

Operating Loss

For the fiscal 2021 first quarter, we reported an operating loss of approximately $2.1 million compared to an operating loss of $5.6 million for the fiscal 2020 first quarter. ShopHQ reported an operating loss of $1.9 million and Emerging Business reported an operating loss of $159,000 for the fiscal 2021 first quarter compared to operating losses of $3.8 million and $1.8 million, respectively, for the fiscal 2020 first quarter. For the first quarter of fiscal 2021, ShopHQ’s operating loss improved primarily as a result of increased margins, decreases in distribution and selling expense and restructuring costs.  The improvement in ShopHQ’s operating loss was partially offset by an increase in television broadcast rights amortization expense. Emerging Business operating loss decreased during the fiscal 2021 first quarter primarily from an increase in gross profits of $5.0 million, partially offset by increased distribution and selling expense of $2.1 million and an increase in general and administrative expense of $995,000.

Interest Expense

Total interest expense for the fiscal 2021 first quarter increased $135,000, or 11.4%, to $1.3 million compared to $1.2 million for the comparable prior year period. The increase in interest expense was primarily driven by the recorded liabilities relating to television broadcast rights, which represents the present value of payments for the television channel placement. The interest expense related to our television broadcast rights recorded during the first quarter of fiscal 2021 and fiscal 2020 was $503,000 and $6,000. The total liability was $30.8 million as of May 1, 2021, of which $26.1 million was classified as current in the accompanying condensed balance sheets. Estimated interest expense for the television broadcast obligation is $1.3 million for fiscal 2021, and $212,000 for fiscal 2022. The increase in interest expense for the fiscal 2021 first quarter was also partially offset by a lower average balance outstanding on our PNC Credit Facility, an impact of approximately $364,000.

Net Income (Loss)

For the fiscal 2021 first quarter, we reported a net loss of $3.4 million, or $0.21 per share, on 15,517,454 weighted average basic common shares outstanding compared with a net loss of $6.8 million, or $0.82 per share, on 8,290,790 weighted average basic common shares outstanding in the fiscal 2020 first quarter. The net loss for the first quarter of fiscal 2021 included transaction, settlement and integrations costs totaling $701,000 and interest expense of $1.3 million. The net loss for the first quarter of fiscal 2020 included restructuring costs of $209,000; transaction, settlement and integrations costs, net, totaling $259,000; and interest expense of $1.2 million.

For the first quarters of fiscal 2021 and fiscal 2020, the net loss reflects an income tax provision of $15,000 and $15,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation

Adjusted EBITDA (as defined below) for the fiscal 2021 first quarter was $8.1 million compared to Adjusted EBITDA of $(1.6) million for the fiscal 2020 first quarter for an increase of $9.8 million or 592%.

A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	Periods Ended
	May 1,	May 2,
	2021	2020
Net loss	$(3,228)	$(6,828)
Adjustments:
Depreciation and amortization (a)	8,317	2,905
Interest income	(1)	(1)
Interest expense	1,313	1,179
Income taxes	15	15
EBITDA (b)	$6,416	$(2,730)

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$6,416	$(2,730)
Adjustments:
Transaction, settlement and integration costs, net (c)	701	259
Restructuring costs	—	209
One-time customer concessions	341	—
Non-cash share-based compensation expense	678	615
Adjusted EBITDA (b)	$8,136	$(1,647)
(a)	Includes distribution facility depreciation of $942,000 and $1,014,000 for the three-month periods ended May 1, 2021 and May 2, 2020. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations. The three-month periods ended May 1, 2021 and May 2, 2020 include amortization expense related to the television broadcast rights totaling $5.2 million and $47,000.
(b)	EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs for the three-month period ended May 1, 2021 include transaction and integration costs related to the TCO and C&B business acquisition. Transaction, settlement and integration costs, net, for the three-month period ended May 2, 2020 include consulting fees incurred to explore additional loan financings, settlement costs, and incremental COVID-19 related legal costs.

We use "Adjusted EBITDA" to adequately assess the operating performance of our video and digital businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

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

Financial Condition, Liquidity and Capital Resources

As of May 1, 2021, we had cash of $14.9 million. In addition, under the PNC Credit Facility (as defined below), we are required to maintain a minimum of $10 million of unrestricted cash plus unused line availability at all times. As of January 30, 2021, we had cash of $15.5 million. For the first three months of fiscal 2021, working capital increased $15.2 million to $48.9 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.40 at May 1, 2021 and 1.20 at January 30, 2021.

PNC Credit Facility

On February 9, 2012, the Company entered into a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which includes CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provides a revolving line of credit of $70.0 million and provides for a term loan on which the Company had originally drawn to fund improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company’s previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $20.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility are equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

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

As of May 1, 2021, the Company had borrowings of $41.0 million under its revolving line of credit. Remaining available capacity under the revolving line of credit as of May 1, 2021 was approximately $9.3 million, which provided liquidity for working capital and general corporate purposes. The PNC Credit Facility also provides for a term loan on which the Company had originally drawn to fund an expansion and improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to partially pay down the Company’s previously outstanding term loan with GACP Finance Co., LLC and reduce its revolving line of credit borrowings.

As of May 1, 2021, there was approximately $11.8 million outstanding under the term loan, of which $2.7 million was classified as current in the accompanying condensed consolidated balance sheet.

Principal borrowings under the term loan are to be payable in monthly installments over an 84-month amortization period that commenced on September 1, 2018 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, upon receipt of certain proceeds from dispositions of collateral. Borrowings under the term loan are also subject to mandatory prepayment in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $2.0 million in any such fiscal year. The PNC Credit Facility is also subject to other mandatory prepayment in certain circumstances. In addition, if the total PNC Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 0.5% if terminated on or before July 27, 2021, and no fee if terminated after July 27, 2021. As of May 1, 2021, the imputed effective interest rate on the PNC term loan was 0.0%.

Interest expense recorded under the PNC Credit Facility was $803,000 and $1,167,000 for the three-month periods ended May 1, 2021 and May 2, 2020.

The PNC Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus unused line availability of $10.0 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the PNC Credit Facility) and a minimum fixed charge coverage ratio of 1.1 to 1.0, become applicable only if unrestricted cash plus unused line availability falls below $10.8 million. As of May 1, 2021, the Company’s unrestricted cash plus unused line availability was $24.2 million, and the Company was in compliance with applicable financial covenants of the PNC Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months. In addition, the PNC Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

Public Equity Offering

On February 18, 2021, we completed a public offering, in which we issued and sold 3,289,000 of our common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21.2 million. We have used and intend to use the proceeds for general working capital purposes.

On August 28, 2020, we completed a public offering, in which we issued and sold 2,760,000 shares of our common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15.8 million. We used the proceeds for general working capital purposes.

Private Placement Securities Purchase Agreement

On April 14, 2020, we entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which we will issue and sell shares of our common stock and warrants to purchase shares of our common stock. The initial closing occurred on April 17, 2020 and we issued an aggregate of 731,937 shares and warrants to purchase an aggregate of 367,197 shares of our common stock. We received gross proceeds of $1.5 million for the initial closing. The additional closings occurred during the second quarter of fiscal 2020 with an aggregate cash purchase price of $2.5 million, in which we issued 1,104,377 shares of our common stock, warrants to purchase an aggregate of 611,993 shares of our common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate of 114,698 shares of our common stock at a price of $0.001 per share. See Note 8 - "Shareholders’ Equity" in the notes to our condensed consolidated financial statements for additional information.

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

We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of January 30, 2021, we had contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $181.0 million over the next five fiscal years.

Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our PNC Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility’s covenants (as described above). Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs, planned capital expenditures and meet credit facility covenants, and our cash reserves are depleted, we may need to take further actions that are within the Company’s control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and has negatively impacted, and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on our business and financial results. Despite these adverse impacts of COVID-19, we believe the COVID-19 pandemic has been impacting our business less than other media companies because of our direct-to-consumer business model that serves home-bound consumers who seek to buy goods without leaving the safety of their homes.

For the three months ended May 1, 2021, net cash used for operating activities totaled $15.2 million compared to net cash provided by operating activities of approximately $16.4 million for the comparable fiscal 2020 period. Net cash (used for) provided by operating activities for the fiscal 2021 and 2020 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television broadcast rights, and inventory impairment write-down.

In addition, net cash used for operating activities for the three months ended May 1, 2021 reflects decreases in accounts payable and accrued liabilities and accounts receivable. Inventories increased as we prepare for continued revenue growth in 2021. Accounts receivable decreased during the first three months of fiscal 2021 as a result of collections made on outstanding receivables resulting from our seasonal high fourth quarter and decrease in sales. Accounts payable and accrued liabilities decreased during the first three months of fiscal 2021 primarily due the Company paying accrued cable distribution fees. Prepaid expenses and other increased primarily due to our new salesforce implementation in 2021.

Net cash used for investing activities totaled $5.6 million for the first three months of fiscal 2021 was comprised primarily of the $3.5 million Christopher and Banks acquisition payment and compares to net cash used for investing activities of $1.2 million for the comparable fiscal 2020 period. For the three months ended May 1, 2021 and May 2, 2020, expenditures for property and equipment were $2.1 million and $1.2 million. Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.

Net cash provided by financing activities totaled $20.3 million for the three months ended May 1, 2021 and related primarily to proceeds from the issuance of common stock and warrants of $21.2 million and, principal payments on our PNC term loan of $0.7 million. Net cash used for financing activities totaled $9.3 million for the three months ended May 2, 2020 and related primarily to principal payments on the PNC revolving loan of $15.8 million, principal payments on our PNC term loan of $905,000, finance lease payments of $25,000 and tax payments for restricted stock unit issuances of $2,000, offset by proceeds from our PNC revolving loan of $5.9 million and proceeds from the issuance of common stock and warrants of $1.5 million.

.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM  1A. RISK FACTORS

See Part I. Item 1A., "Risk Factors," of the Company’s annual report on Form 10-K for the year ended January 30, 2021, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report.

Our results of operations may be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain. Our operations may also be limited or impacted by government monitoring and/or regulation of product sales in connection with the COVID-19 pandemic.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our employees, including employees at our fulfillment center; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. We have been experiencing disruptions to our business as we implement modifications to employee travel, employee work locations and cancellation of events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, commodity and energy prices, and interest rates. If any of these effects of the COVID-19 pandemic were to worsen, it could result in lost or delayed revenue to us. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in the Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference

3.2	By-Laws of the Registrant (as amended through July 16, 2019)	Incorporated by reference

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated December 13, 2019	Incorporated by reference

10.1	Limited Liability Company Agreement, dated February 5, 2021, among the Company, LAKR Ecomm Group LLC and TCO, LLC	Incorporated by reference

10.2	Contribution Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference

10.3	Shared Services Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference

10.4	Loan and Security Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference

10.5	Demand Promissory Note, dated February 5, 2021, issued by the Company to TCO, LLC	Incorporated by reference

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101

The following materials from iMedia Brands, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operation; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) Condensed Consolidated Statement of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc.
(Registrant)
June 9, 2021	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer & Interim Chief Financial Officer
(Principal Executive Officer and acting principal financial
and accounting officer)