Form 10-Q
period 2021-07-31
iMedia Brands, Inc.
filed 2021-09-03
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

952-943-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMBI	Nasdaq Stock Market, LLC

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

As of September 1, 2021 there were 21,530,811 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

July 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	January 30,
	2021	2021

	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$20,918	$15,485
Restricted Cash	2,192	—
Accounts receivable, net	64,324	61,951
Inventories	76,735	68,715
Current portion of television broadcast rights, net	24,972	19,725
Prepaid expenses and other	15,027	7,853
Total current assets	204,168	173,729
Property and equipment, net	44,593	41,988
Television broadcast rights, net	46,234	7,028
Intangible assets and goodwill, net	36,915	2,359
Other assets	12,936	1,533
TOTAL ASSETS	$344,846	$226,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,535	$77,995
Accrued liabilities	31,816	29,509
Current portion of television broadcast rights obligations	29,441	29,173
Current portion of long term credit facility	—	2,714
Current portion of operating lease liabilities	1,036	462
Deferred revenue	679	213
Total current liabilities	121,507	140,066
Long term broadcast rights liability	49,779	7,358
Other long term liabilities	14,378	1,497
Long term credit facility	73,919	50,666
Total liabilities	259,583	199,587
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 shares authorized as of July 31, 2021 and January 30, 2021; 21,254,414 and 13,019,061 shares issued and outstanding as of July 31, 2021 and January 30, 2021	212	130
Additional paid-in capital	536,835	474,375
Accumulated deficit	(454,932)	(447,455)
Total shareholders’ equity	82,115	27,050
Equity of the non-controlling interest	$3,148	$—
Total equity	$85,263	$27,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$344,846	$226,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020

	(In thousands, except share and per share data)
Net sales	$113,442	$124,515	$226,644	$220,349
Cost of sales	65,456	78,223	132,651	138,500
Gross profit	47,986	46,292	93,993	81,849
Operating expense:
Distribution and selling	35,357	31,875	69,605	65,610
General and administrative	7,387	5,104	13,822	10,471
Depreciation and amortization	7,611	6,842	14,986	8,723
Restructuring costs	—	—	—	209
Total operating expense	50,355	43,821	98,413	85,013
Operating income (loss)	(2,370)	2,471	(4,420)	(3,164)
Other income (expense):
Interest income	39	—	39	1
Interest expense	(1,381)	(1,402)	(2,694)	(2,581)
Loss on debt extinguishment	(654)	—	(654)	—
Total other expense, net	(1,997)	(1,402)	(3,309)	(2,580)
Income (loss) before income taxes	(4,366)	1,069	(7,729)	(5,744)
Income tax provision	(15)	(15)	(30)	(30)
Net income (loss)	$(4,381)	$1,054	$(7,759)	$(5,774)
Less: Net loss attributable to non-controlling interest	(132)	—	(282)	—
Net income (loss) attributable to shareholders	(4,249)	1,054	(7,476)	(5,774)
Net income (loss) per common share	$(0.23)	$0.11	$(0.45)	$(0.65)
Net income (loss) per common share — assuming dilution	$(0.23)	$0.11	$(0.45)	$(0.65)
Weighted average number of common shares outstanding:
Basic	19,101,652	9,532,369	17,314,317	8,911,580
Diluted	19,101,652	9,896,729	17,314,317	8,911,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
			Additional		Equity of	Total
	Number		Paid-In	Accumulated	Non-Controlling	Shareholders'
	of Shares	Par Value	Capital	Deficit	Interest	Equity

For the Six-Month Period Ended July 31, 2021	(In thousands, except share data)
BALANCE, January 30, 2021	13,019,061	$130	$474,375	$(447,455)	$—	$27,050
Net loss	—	—	—	(3,228)	(150)	(3,378)
Common stock issuances pursuant to equity compensation awards	76,341	1	(262)	—	—	(261)
Share-based payment compensation	—	—	668	—	—	668
Common stock and warrant issuance	3,289,000	33	21,191	—	—	21,224
Investment of non-controlling interest	—	—	—	—	3,430	3,430
BALANCE, May 1, 2021	16,384,402	164	495,972	(450,683)	3,280	48,733
Net loss	—	—	—	(4,249)	(132)	(4,381)
Common stock issuances pursuant to equity compensation awards	39,094	—	—	—	—	—
Share-based payment compensation	—	—	768	—	—	768
Common stock issuance	4,830,918	48	40,095	—	—	40,144
BALANCE, July 31, 2021	21,254,414	$212	$536,835	$(454,932)	$3,148	$85,263

	Common Stock
			Additional		Equity of	Total
	Number		Paid-In	Accumulated	Non-Controlling	Shareholders'
	of Shares	Par Value	Capital	Deficit	Interest	Equity

For the Three-Month Period Ended August 1, 2020	(In thousands, except share data)
BALANCE, February 1, 2020	8,208,227	$82	$452,833	$(434,221)	$—	$18,694
Net loss	—	—	—	(6,828)	—	(6,828)
Common stock issuances pursuant to equity compensation awards	32,652	1	(3)	—	—	(2)
Share-based payment compensation	—	—	615	—	—	615
Common stock and warrant issuance	731,937	7	1,418	—	—	1,425
BALANCE, May 2, 2020	8,972,816	90	454,863	(441,049)	—	13,904
Net loss	—	—	—	1,054	—	1,054
Common stock issuances pursuant to equity compensation awards	64,456	1	(6)	—	—	(5)
Share-based payment compensation	—	—	108	—	—	108
Common stock and warrant issuance	1,104,377	10	2,375		—	2,385
BALANCE, August 1, 2020	10,141,649	$101	$457,340	$(439,995)	$—	$17,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six-Month
	Periods Ended
	July 31,	August 1,
	2021	2020

	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(7,759)	$(5,774)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	16,888	10,745
Share-based payment compensation	1,435	723
Payments for television broadcast rights	(14,055)	(1,196)
Amortization of deferred financing costs	93	98
Loss on debt extinguishment	654	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,183	5,457
Inventories	(2,730)	17,236
Deferred revenue	148	73
Prepaid expenses and other	(6,893)	1,684
Accounts payable and accrued liabilities	(28,992)	(7,773)
Net cash (used for) provided by operating activities	(36,028)	21,273
INVESTING ACTIVITIES:
Property and equipment additions	(5,167)	(2,527)
Acquisitions	(23,500)	—
Vendor exclusivity deposit	(6,000)	—
Net cash used for investing activities	(34,667)	(2,527)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	47,245	5,900
Proceeds from issuance of common stock	61,368	4,000
Proceeds from issuance of term loan	28,500	—
Payments on revolving loan	(41,000)	(18,800)
Payments on term loan	(12,440)	(1,357)
Payments for common stock issuance costs	—	(17)
Payments on finance leases	(54)	(49)
Payments for restricted stock issuance	(262)	(7)
Payments for deferred financing costs	(4,632)	—
Payments for debt extinguishment costs	(405)	—
Net cash provided by (used for) financing activities	78,320	(10,330)
Net increase in cash and restricted cash	7,625	8,416
BEGINNING CASH AND RESTRICTED CASH	15,485	10,287
ENDING CASH AND RESTRICTED CASH	$23,110	$18,703
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,388	$2,214
Income taxes paid	$61	$80
Television broadcast rights obtained in exchange for liabilities	$55,647	$30,633
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$221	$302
Other long term liability issued in exchange for acquired assets	$10,000	$-
Common stock issuance costs included in accrued liabilities	$122	$173
Equipment acquired through finance lease obligations	$-	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

(1)   General

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is a leading interactive media company that owns a growing portfolio of television networks, consumer brands and digital services that together position the Company as a leading single-source partner to television advertisers and consumer brands seeking to entertain and transact with customers using interactive video. The Company’s growth strategy revolves around its ability to increase its expertise and scale using interactive video to engage customers within multiple business models and multiple sales channels.  The Company believes its growth strategy builds on its core strengths and provides an advantage in these marketplaces.

The Company’s lifestyle television networks are ShopHQ, ShopBulldogTV and ShopHealthHQ. ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories, directly to consumers 24 hours a day using engaging interactive video. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men. ShopHealthHQ, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.

The Company’s engaging, interactive video programming is distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online at shophq.com, shopbulldogtv.com and shophealthhq.com, which are comprehensive digital commerce platforms that sell products which appear on the Company’s television networks as well as offer an extended assortment of online-only merchandise. The Company’s interactive video is also available on over-the-top ("OTT") platforms and ConnectedTV platforms (“CTV”) such as Roku, AppleTV, and Samsung connected televisions, mobile devices, including smartphones and tablets, and through the leading social media channels.

The Company’s consumer brands include J.W. Hulme Company ("J.W. Hulme"), Cooking with Shaquille O’Neal, Kate & Mallory, Live Fit MD, and Christopher & Banks. Christopher & Banks and TheCloseout.com, a deeply-discounted branded online marketplace, were acquired during the first quarter of the fiscal year ended January 31, 2021 (“fiscal 2020”).

The Company’s digital services brands are iMedia Digital Services (“iMDS”) and the Company’s customer solutions and logistics services business called, i3PL. iMDS is comprised of Synacor’s Portal and Advertising business, which the Company purchased on July 30, 2021 (see Notes to Condensed Consolidated Financial Statements - Footnote #16 – Business Acquisitions for additional information), and its existing OTT app platform, Float Left.

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

(2)    Basis of Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 30, 2021 has been derived from the Company’s audited financial statements for the fiscal year ended January 30, 2021. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2021. Operating results for the three and six-month period ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2020, ended on January 30, 2021, and consisted of 52 weeks. Fiscal 2021 will end January 29, 2022 and will contain 52 weeks. The three and six-month periods ended July 31, 2021, consisted of 13 and 26 weeks, respectively.

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance on the accounting for credit losses on financial instruments, Topic 326, Financial Instruments—Credit Losses (Accounting Standards Update (“ASU” 2016-13). Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition of allowances for losses. The Company adopted this guidance during the first quarter of fiscal 2021 and did not have a material impact on the Company’s condensed consolidated financial statements.

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

(3)   Revenue

Revenue Recognition

Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue for services is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of July 31, 2021 and January 30, 2021, the Company recorded a merchandise return liability of $5,674,000 and $5,271,000, included in accrued liabilities, and a right of return asset of $2,905,000 and $2,749,000, included in Prepaid Expenses and Other.

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

As of July 31, 2021, the Company had no remaining performance obligations for contracts with original expected terms of one year or more. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less.

Accounts Receivable

The Company’s accounts receivable is comprised primarily of customer receivables from its ValuePay program, but also includes vendor receivables, credit card receivables and other receivables.  The Company’s ValuePay program is an installment payment program that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of July 31, 2021 and January 30, 2021, the Company had approximately $43,920,000 and $49,736,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $2,251,000 and $3,132,000. The decrease in the total reserve as a percentage of receivables is primarily due to the Company’s recently shortened active collections cycle, whereby the Company is pursuing collection for a shorter period prior to selling and writing off its receivables while yielding a comparable recovery rate.

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

On July 30, 2021, the Company entered into a long-term variable rate credit agreement with Siena Lending Group, which is classified as Level 2 and had a carrying value of $47,245,000 as of July 31, 2021.  Also on July 30, 2021, the PNC revolver and term loan were paid in full, and the PNC Credit Facility was terminated.   As of July 31, 2021 and January 30, 2021, the Company’s long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, had carrying values of $0 and $53,380,000. As of July 31, 2021 and January 30, 2021, $0 and $2,714,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximated, and was based on, its carrying value due to the variable rate nature of the financial instrument. See Note 7 – “Credit Agreements” for additional details of our credit arrangements. The Company had no Level 3 investments that use significant unobservable inputs as of July 31, 2021 and January 30, 2021.

(5)    Television Broadcast Rights

Television broadcast rights in the accompanying condensed consolidated balance sheets consisted of the following:

	July 31, 2021	January 30, 2021
Television broadcast rights	$99,302,000	$43,655,000
Less accumulated amortization	(28,096,000)	(16,902,000)
Television broadcast rights, net	$71,206,000	$26,753,000

During the first six months of fiscal 2021 and fiscal 2020, the Company entered into certain affiliation agreements with television service providers for carriage of its television programming over their systems, including channel placement rights, which ensure the Company keeps its channel position on the service provider’s channel line-up during the term. The Company recorded television broadcast rights of $55.7 million and $30.6 million during the first six months of fiscal year 2021 and 2020, which represents the present value of payments for the television broadcast rights associated with the channel position placement. Television broadcast rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television broadcast rights was 4.0 years as of July 31, 2021. Amortization expense related to the television broadcast rights was $6.1 million and $11.2 million for the three and six-month periods ended July 31, 2021 and $5.1 million for the three and six-month periods ended August 1, 2020 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated broadcast rights amortization expense is $26.2 million for fiscal 2021, $18.2 million for fiscal 2022, $11.1 million for fiscal 2023, $11.1 million for fiscal 2024, $11.1 million for fiscal 2025 and $4.6 million thereafter. The liability relating to the television broadcast rights was $79.2 million as of July 31, 2021, of which $29.4 million was classified as current in the accompanying condensed consolidated balance sheets. Interest expense related to the television broadcast rights obligation was $594,000 and $1,097,000 during the three and six-month periods ended July 31, 2021 and $397,000 and $403,000 during the three- and six-month periods ended August 1, 2020.

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

(6)    Intangible Assets

Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

		July 31, 2021		January 30, 2021
	Estimated	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
Trade Names	3-15	$3,957,000	$(184,000)	$1,568,000	$(124,000)
Technology	4	11,133,000	(332,000)	772,000	(228,000)
Customer Lists	3-5	13,225,000	(201,000)	339,000	(93,000)
Vendor Exclusivity	5	192,000	(87,000)	192,000	(67,000)
Total finite-lived intangible assets		$28,507,000	$(804,000)	$2,871,000	$(512,000)

Goodwill		$9,212,000	$—	$—	$—
Total indefinite-lived intangible assets		$9,212,000	$—	$—	$—

Total finite- and indefinite-lived intangible assets		$37,719,000	$(804,000)	$2,871,000	$(512,000)

Finite-lived Intangible Assets

The finite-lived intangible assets are included in the accompanying condensed consolidated balance sheets within intangible assets and goodwill, net and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; a vendor exclusivity agreement; Christopher & Banks customer list; TCO technology and Portal and Ad business customer relationships and technology. Amortization expense related to the finite-lived intangible assets was $0 and $104,000 for the three-month periods ended July 31, 2021 and August 1, 2020 and $273,000 and $208,000 for the six-month period ended July 31, 2021 and August 1, 2020. Estimated amortization expense is $415,000 for fiscal 2021, $410,000 for fiscal 2022, $352,000 for fiscal 2023, $156,000 for fiscal 2024, and $105,000 for fiscal 2025.

Indefinite-lived Intangible Assets

The indefinite-lived intangible assets are included in the accompanying condensed consolidated balance sheets within intangible assets and goodwill, net and consist of goodwill associated with the purchase of the Portal and Advertising business from Synacor (see Notes to Condensed Consolidated Financial Statements - Footnote #16 – Business Acquisitions for additional information).

(7)   Credit Agreements

The Company’s long-term credit facility consists of:

	July 31, 2021	January 30, 2021
PNC revolving loan due July 27, 2023, principal amount	$—	$41,000,000
Siena revolving loan due July 31, 2024, principal amount	47,245,000	—
PNC term loan due July 27, 2023, principal amount	—	12,441,000
GreenLake Real Estate Funding, due July 31, 2024 ,principal amount	28,500,000	—
Less unamortized debt issuance costs	(1,826,000)	(61,000)
Term Loan, carrying amount	26,674,000	12,380,000
Total long-term credit facility	73,919,000	53,380,000
Less current portion of long-term credit facility	—	(2,714,000)
Long-term credit facilities, excluding current portion	$73,919,000	$50,666,000

Siena Credit Facility

On July 30, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a loan and security agreement (the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80 million revolving line of credit. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings shall be used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets and the assets of its subsidiaries as further described in the Loan Agreement.

Subject to certain conditions, borrowings under the Loan Agreement bear interest at 4.50% plus the London interbank offered rate for deposits in dollars (“LIBOR”) for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. There is a floor for LIBOR of 0.50%. If LIBOR is no longer available, a successor rate to be chosen by the Agent in consultation with the Company or a base rate.

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum liquidity requirements of not less than $7,500,000 as of the end of any fiscal month and a maximum senior net leverage ratio of not less than 2.50:1.00 as of the last day of each fiscal quarter. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to shareholders. The Company also pays a monthly fee at a rate equal to 0.50% per annum of the average daily unused amount of the credit facility for the previous month.

As of July 31, 2021, the Company had total borrowings of $47.2 million under its revolving line of credits with Siena. Remaining available capacity under the revolving line of credit as of July 31, 2021 was approximately $13.5 million, which provided liquidity for working capital and general corporate purposes.  As of July 31, 2021, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

GreenLake Real Property Financing

On July 30, 2021, two of the Company’s subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC (collectively, the “Borrowers”), and the Company, as guarantor, entered into that certain Promissory Note Secured by Mortgages (the “Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) available to the Borrowers in the original amount of $28,500,000. The Note is secured by, among other things, mortgages encumbering the Company’s owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the Note. Proceeds of borrowings shall be used to (i) pay fees and expenses related to the transactions contemplated by the Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for working capital and general corporate purposes of the Company. The Company has also pledged the stock that it owns in the Borrowers to secure its guarantor obligations.

The Note is scheduled to mature on July 31, 2024. The borrowings, which include all amounts advanced under the Note, bear interest at 10.00% per annum or, at the election of the Lender upon no less than 30 days prior written notice to the Borrowers, at a floating rate equal to the prime rate plus 200 basis points.

The Borrowers may prepay the Note in full (but not in part) before July 30, 2022 (the “Lockout Date”) upon payment of a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through the Lockout Date. After the Lockout Date, the Note may be prepaid in full or in any installment greater than or equal to $100,000 without any prepayment penalty or premium on 90 days’ prior written notice from Borrowers to GreenLake.

 The Note contains customary representations and warranties and financial and other covenants and conditions, including, a requirement that the Borrowers comply with all covenants set forth in the Loan Agreement described above. The Note also contains certain customary events of default.

As of July 31, 2021, there was $28.5 million outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet.  Principal borrowings under the term loan are non-amortizing over the life of the loan.

PNC Credit Facility

On February 9, 2012, the Company entered into a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On July 30, 2021, the PNC revolver and term loan were paid in full and the PNC Credit Facility was terminated through a refinancing with Siena and GreenLake, the Company recognized $654,000 in related debt extinguishment costs in the fiscal 2021 second quarter which included both the write-off of remaining deferred financing costs in related to the PNC term loan and revolver, as well as a prepayment penalty per the PNC Credit Facility.

The PNC Credit Facility, which included CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provided a revolving line of credit of $70.0 million and provided for a term loan on which the Company had originally drawn to fund improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company’s previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also had an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $20.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility were equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

The PNC Credit Facility also provided for the issuance of letters of credit in an aggregate amount up to $6.0 million, which, upon issuance, would be deemed advances under the PNC Credit Facility. The PNC Credit Facility was secured by a first security interest in substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base could be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.

The revolving line of credit under the PNC Credit Facility bore interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3.5% on Base Rate advances and 3% and 4.5% on LIBOR advances based on the Company’s trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in its financial statements. The term loan bore interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio measured annually as demonstrated in its audited financial statements.

Interest expense recorded under the PNC Credit Facility was $755,000 and $1,558,000 for the three and six-month periods ended July 31, 2021 and $857,000 and $2,024,000 for the three and six-month periods ended August 1, 2020.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $1,826,000 and $243,000 as of July 31, 2021 and January 30, 2021 and are included within other assets within the accompanying condensed consolidated balance sheets. The balance of these costs are being expensed as additional interest over the three-year term of the Siena Loan Agreement.

The aggregate maturities of borrowings outstanding under the Company’s long-term debt obligations as of July 31, 2021 were as follows:

	GreenLake	Siena
Fiscal year	Term loan	Revolving loan	Total
2021	$—	$—	$—
2022	—	—	—
2023	—	—	—
2024	28,500	47,245	75,745
	$28,500	$47,245	$75,745

Restricted Cash

The Company is required to keep cash in a restricted account in order to maintain lines of credit to both purchase inventory as well as general and administrative expenses. Any interest earned is recorded in that period. The Company had $2,192,000 in restricted cash accounts as of July 31, 2021.

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

The Company’s ability to fund operations and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in its sales and to use available funds from its Siena Loan Agreement. The Company’s ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility’s covenants (as described above). Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs, planned capital expenditures and meet credit facility covenants, and its cash reserves are depleted, the Company may need to take actions that are within the Company’s control, such as further reductions or delays in capital investments, additional reductions to the Company’s workforce, reducing or delaying strategic investments or other actions. The Company believes that it is probable its existing cash balances and its availability under the Siena Loan Agreement, will be sufficient to fund the Company’s normal business operations over the next twelve months from the issuance of this report.

(8)   Shareholders’ Equity

Common Stock

Effective July 13, 2020, the Company amended its Articles of Incorporation to increase the authorized number of common shares from 5,000,000 to 20,000,000. The Company currently has 10,000,000 shares of capital stock, of which 400,000 is designated as preferred stock, and 20,000,000 shares of common stock. The Company currently has authorized 9,600,000 shares of undesignated capital stock and an additional 20,000,000 shares of common stock. As of July 31, 2021, no shares of capital stock were outstanding and 21,254,414 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Company’s Siena Credit Facility.

Public Offerings

On June 9, 2021, the Company completed a public offering, in which the Company issued and sold 4,830,918 shares of our common stock at a public offering price of  $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $40.4 million. The Company has used or intends to use the proceeds for general working capital purposes, including potential acquisitions of businesses and assets that are complementary to our operations.

On February 18, 2021, the Company completed a public offering, in which the Company issued and sold 3,289,000 shares of its common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21.2 million. The Company used the proceeds for general working capital purposes.

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

Warrants

As of July 31, 2021, the Company had outstanding warrants to purchase 1,714,120 shares of the Company’s common stock, of which 1,714,120 were fully exercisable. The warrants expire approximately five years from the date of grant. The following table summarizes information regarding warrants outstanding at July 31, 2021:

	Warrants	Warrants	Exercise Price
Grant Date	Outstanding	Exercisable	(Per Share)	Expiration Date
September 19, 2016	297,619	297,619	$29.00	September 19, 2021
November 10, 2016	33,386	33,386	$30.00	November 10, 2021
January 23, 2017	48,930	48,930	$17.60	January 23, 2022
March 16, 2017	5,000	5,000	$19.20	March 16, 2022
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	367,197	$2.66	April 14, 2025
May 22, 2020	122,398	122,398	$2.66	April 14, 2025
June 8, 2020	122,399	122,399	$2.66	April 14, 2025
June 12, 2020	122,398	122,398	$2.66	April 14, 2025
July 11, 2020	244,798	244,798	$2.66	April 14, 2025

Commercial Agreement with Shaquille O’Neal

On November 18, 2019, the Company entered into a commercial agreement (“Shaq Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products are sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to a restricted stock unit award agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of 133,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 133,333 restricted stock units vested on February 1, 2021 and the final tranche of 133,334 restricted stock units will vest February 1, 2022. Additionally, in connection with the Shaq Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company’s common stock. The aggregate market value on the date of the award was $2,595,000 and is being amortized as cost of sales over the three-year commercial term. The estimated fair value is based on the grant date closing price of the Company’s stock.

Compensation expense relating to the restricted stock unit grant was $216,000 and $216,000 for the second quarters of fiscal 2021 and 2020 and $432,000 and $432,000 for the first two quarters of fiscal 2021 and 2020. As of July 31, 2021, there was $1,297,000 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

Compensation expense relating to the restricted stock award was $0 and $117,000 for the second quarters of fiscal 2021 and 2020 and $153,000 and $235,000 for the first six months of fiscal year 2021 and 2020. As of May 1, 2021, the compensation cost related to the award was fully recognized.

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

Stock-Based Compensation - Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $52,000 and $(6,000) for the second quarters of fiscal 2021 and fiscal 2020 and $52,000 and $111,000 for the first six months of fiscal 2021 and 2020. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

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

Fiscal 2021
Expected volatility:	89%
Expected term (in years):	6 years
Risk-free interest rate:	1.05%

A summary of the status of the Company’s stock option activity as of July 31, 2021 and changes during the six months then ended is as follows:

	2020	Weighted		Weighted		Weighted
	Equity	Average		Average		Average
	Incentive	Exercise	2011	Exercise	2004	Exercise
	Plan	Price	Plan	Price	Plan	Price
Balance outstanding, January 30, 2021	—	$—	34,000	$12.87	3,000	$53.49
Granted	68,000	$9.08	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	—	$—	—	$—	—	$—
Balance outstanding, July 31, 2021	68,000	$9.08	34,000	$12.87	3,000	$53.49
Options exercisable at July 31, 2021	—	$—	30,000	$13.67	3,000	$53.49

The following table summarizes information regarding stock options outstanding as of July 31, 2021:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
			Average				Average
		Weighted	Remaining			Weighted	Remaining
		Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic	Number of	Exercise	Life	Intrinsic
Option Type	Shares	Price	(Years)	Value	Shares	Price	(Years)	Value
2011 Incentive:	68,000	$9.08	9.6	$—	42,000	8.72	9.6	$
2011 Incentive:	34,000	$12.87	5.6	$16,000	33,000	$13.01	5.5	$15,000
2004 Incentive:	3,000	$53.49	2.6	$—	3,000	$53.49	2.6	$—

The weighted average grant-date fair value of options granted in the first and second quarters of fiscal 2021 was $6.38 and $6.41. The total intrinsic value of options exercised during the first and second quarters of fiscal 2021 and fiscal 2020 was $0. As of July 31, 2021, total unrecognized compensation cost related to stock options was 340,000 and is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock-Based Compensation - Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $53,000 and $(219,000) for the second quarters of fiscal 2021 and fiscal 2020 and 246,000 and $(55,000) for the first and second quarters of fiscal 2021 and 2020. As of July 31, 2021, there was $2,490,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.5 years. The total fair value of restricted stock units vested during the first six months of fiscal 2021 and fiscal 2020 was $1,255,000 and $316,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of July 31, 2021 and changes during the six-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, January 30, 2021	60,000	$3.52	736,000	$4.03	146,000	$1.69	942,000	$3.64
Granted	77,000	$8.72	812,000	$9.05	—	$—	889,000	$9.02
Vested	—	$—	(334,000)	$5.82	—	$—	(334,000)	$5.82
Forfeited	—	$—	(171,000)	$9.78	—	$—	(171,000)	$9.78
Non-vested outstanding, July 31, 2021	137,000	$5.46	1,043,000	$5.82	146,000	$1.69	1,326,000	$5.33

(9)   Net Income (Loss) Per Common Share

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

A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic net income (loss) per share and diluted net income (loss) per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(4,381,000)	$1,054,000	$(7,759,000)	$(5,774,000)
Earnings allocated to participating share awards (a)	—	(5,000)	—	—
Net (loss) income attributable to common shares — Basic and diluted	$(4,381,000)	$1,049,000	$(7,759,000)	$(5,774,000)
Denominator:
Weighted average number of common shares outstanding — Basic (b)	19,101,652	9,532,369	17,314,317	8,911,580
Dilutive effect of stock options, non-vested shares and warrants (c)	—	364,360	—	—
Weighted average number of common shares outstanding — Diluted	19,101,652	9,896,729	17,314,317	8,911,580
Net (loss) income per common share	$(0.23)	$0.11	$(0.45)	$(0.65)
Net (loss) income per common share — assuming dilution	$(0.23)	$0.11	$(0.45)	$(0.65)
(a)	During fiscal 2018, the Company issued a restricted stock award that is a participating security. For the three- and six- month periods ended July 31, 2021 and for the six-month period ended August 1, 2020, the entire undistributed loss is allocated to common shareholders.
(b)	For the three and six-month periods ended July 31, 2021, the basic earnings per share computation included 21,000 outstanding fully-paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share.

(c)	For the six--month periods ended July 31, 2021 and August 1, 2020 there were 650,000 and 218,000 incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(10)   Business Segments and Sales by Product Group

During fiscal year 2019, the Company changed its reportable segments into two reporting segments: “ShopHQ” and “Emerging Business.” In light of strategic shifts in the Company’s emerging businesses, the Company’s Chief Executive Officer, the chief operating decision maker, began reviewing operating results of the Emerging Business segment separately from its core business, ShopHQ. The chief operating decision maker is the Company’s Chief Executive Officer. These segments reflect the way the Company’s chief operating decision maker evaluates the Company’s business performance and manages its operations. All of the Company’s sales are made to customers residing in the United States.

The Company does not allocate assets between the segments for its internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the first six months of fiscal 2021 and fiscal 2020. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to its operating segments based on their estimated usage and based on how the Company manages the business.

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

Emerging Business Reporting Segment

The Emerging Business segment consists of the Company’s early developing brands and business models. This segment includes the Company’s owned and operated consumer brands that include J.W. Hulme, Cooking with Shaquille O’Neal, Kate & Mallory, Live Fit MD, Christopher & Banks and TheCloseout.com and the Company’s digital services brand iMedia digital services and niche television networks ShopBulldogTV and ShopHealthHQ.

Net Sales by Segment and Significant Product Groups

	Three-Month Periods Ended		Six-Month Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020

	(in thousands)
ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$41,045	$39,058	$84,299	$78,460
Home	14,359	12,375	27,545	25,142
Beauty & Health	16,659	46,571	35,905	67,434
Fashion & Accessories	12,111	10,951	25,691	23,675
All other (primarily shipping & handling revenue)	9,936	11,715	20,531	19,758
Total ShopHQ	94,110	120,670	193,971	214,469
Emerging Business	19,332	3,845	32,673	5,880
Consolidated net sales	$113,442	$124,515	$226,644	$220,349

Performance Measures by Segment

	Three-Month Periods Ended		Six-Month Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020

	(in thousands)
Gross profit
ShopHQ	$39,690	$44,731	$80,006	$79,686
Emerging Business	8,296	1,561	$13,987	$2,163
Consolidated gross profit	$47,986	$46,292	$93,993	$81,849

Operating income (loss)
ShopHQ	$(2,775)	$3,748	$(4,666)	$(55)
Emerging Business	405	(1,277)	246	(3,109)
Consolidated operating income (loss)	$(2,370)	$2,471	$(4,420)	$(3,164)

Depreciation and amortization
ShopHQ (a)	$8,377	$7,678	$16,235	$10,418
Emerging Business	185	162	653	327
Consolidated depreciation and amortization	$8,562	$7,840	$16,888	$10,745

(a) Includes distribution facility depreciation of $951,000 and $998,000 for the three-month periods ended July 31, 2021 and August 1, 2020 and $1,902,000 and $2,021,000 for six-month periods ended July 31, 2021 and August 1, 2020. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations.

(11)   Leases

The Company leases certain property and equipment, such as transmission and production equipment, satellite transponder and office equipment. The Company also leases office space used by its Emerging segment’s iMedia Digital Services and retail space used by its Emerging segment retailer, J.W. Hulme. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company’s leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of July 31, 2021, the lease liability and right-of-use assets did not include any lease extension options.

The Company has lease agreements with lease and non-lease components and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	$291,000	$245,000	$561,000	$490,000
Short-term lease cost	28,000	15,000	31,000	45,000
Variable lease cost (a)	24,000	26,000	42,000	53,000
(a)	Includes variable costs of finance leases.

For the three-month periods ended July 31, 2021 and August 1, 2020, finance lease costs included amortization of right-of-use assets of $24,000 and $25,000 and interest on lease liabilities of $1,000 and $1,000. For the six-month periods ended July 31, 2021 and August 1, 2020, finance lease costs included amortization of right-of-use assets of $58,000 and $50,000 and interest on lease liabilities of $2,000 and $3,000.

Supplemental cash flow information related to leases were as follows:

	For the Six-Month Periods Ended
	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$561,000	$613,000
Operating cash flows used for finance leases	2,000	3,000
Financing cash flows used for finance leases	54,000	49,000

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	3,274,000	534,000
Finance leases	—	34,000

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	July 31, 2021	August 1, 2020
Weighted average remaining lease term:
Operating leases	3.7 years	3.5 years
Finance leases	0.8 years	1.4 years

Weighted average discount rate:
Operating leases	6.0%	6.7%
Finance leases	5.7%	5.5%

Supplemental balance sheet information related to leases is as follows:

		July 31,	January 30,
Leases	Classification	2021	2021
Assets
Operating lease right-of-use assets	Other assets	$3,773,000	$1,116,000
Finance lease right-of-use assets	Property and equipment, net	51,000	101,000
Total lease right-of-use assets		$3,824,000	$1,217,000

Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$1,036,000	$462,000
Operating lease liabilities, excluding current portion	Other long term liabilities	2,843,000	646,000
Total operating lease liabilities		3,879,000	1,108,000

Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	49,000	86,000
Finance lease liabilities, excluding current portion	Other long term liabilities	3,000	19,000
Total finance lease liabilities		52,000	105,000
Total lease liabilities		$3,931,000	$1,213,000

Future maturities of lease liabilities as of July 31, 2021 are as follows:

Fiscal year	Operating Leases	Finance Leases
2021	$599,000	$34,000
2022	1,241,000	19,000
2023	1,083,000	—
2024	921,000	—
Thereafter	708,000	—
Total lease payments	4,552,000	53,000
Less imputed interest	(673,000)	(1,000)
Total lease liabilities	$3,879,000	$52,000

As of July 31, 2021, the Company had no operating or finance leases that had not yet commenced.

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

(14)   Related Party Transactions

Relationship with Sterling Time, Famjams, Invicta Watch Company of America, and Retailing Enterprises

On June 9, 2021, the Company entered into a Confidential Vendor Exclusivity Agreement (the “Famjams Agreement”) with Famjams Trading LLC (“Famjams”), one of the Company's ten largest vendors, pursuant to which Famjams granted the Company the exclusive right to market, promote and sell products using the Medic Therapeutics and Safety Vital brand names and any substantially similar or directly competitive goods or services through the Company’s television networks, website and mobile applications, platforms on social media and mobile host sites and brick and mortar retailing locations in North and South America, Europe and Asia during the five-year exclusivity period, unless earlier terminated pursuant to the terms of the Famjams Agreement. Until the expiration of the exclusivity period, such license is exclusive to the IMBI retailing channels. During the final year of the term of the Famjams Agreement, the parties are required to negotiate in good faith the terms of a five-year extension.

Pursuant to the Famjams Agreement, the Company agreed to issue to Famjams $1.5 million of RSUs, priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the Famjams Agreement – a total of 147,347 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. Famjams also agreed to provide the Company with a revolving line of credit in the amount of $2.0 million during the term of the Famjams Agreement. The $1.5 million aggregate market value on the date of the award is being amortized as cost of sales over the five-year commercial term.

The Company also agreed, pursuant to the Famjams Agreement, to deliver a cash deposit of $6.0 million to Famjams to be used as working capital by Famjams. This deposit will bear interest in the amount of 5% per annum and will become due and payable in full at the end of the term of the Famjams Agreement, or if the Famjams Agreement is extended for a five-year period, at the end of such renewal period. In the event of a default, the Company agreed that the intellectual property and trademarks associated with the Famjams products subject to the Famjams Agreement pledged as collateral fully satisfies any due and owing working capital amount owed by Famjams to the Company. Famjams is an affiliate of Michael Friedman, a director of the Company.

Additionally on June 9, 2021, iMedia Brands, Inc. entered into a Confidential Vendor Exclusivity Agreement (the “IWCA Agreement”) with Invicta Watch Company of America, Inc. (“IWCA”), one of the Company's ten largest vendors, pursuant to which IWCA granted the Company the exclusive right to market, promote and sell watches and watch accessories using the Invicta brand names and any substantially similar or directly competitive goods or services through the Company’s live or taped direct response video retail programming in North and South America during the five-year exclusivity period of the IWCA Agreement, unless earlier terminated pursuant to the terms of the IWCA Agreement. During the final year of the term of the IWCA Agreement, the parties are required to negotiate in good faith the terms of a five-year extension. This new agreement permits the Company to extend its exclusive relationship with one of its largest vendors, providing critical long-term stability to the Company's key vendor ranks.

Pursuant to the IWCA Agreement, the Company agreed to issue to IWCA $4.5 million of RSUs, priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the IWCA Agreement – a total of 442,043 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. IWCA also agreed to provide the Company with a revolving line of credit in the amount of $3.0 million during the first, second and third quarters of each of the Company’s fiscal years during the term of the IWCA Agreement and $4.0 million during the fourth quarter of each of the Company’s fiscal years during the term of the IWCA Agreement. IWCA is an affiliate of Eyal Lalo, the Company's Vice Chair.

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

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $23.8 million and $27.4 million during the first six months of fiscal 2021 and fiscal 2020. In addition, during the first six months of fiscal 2020, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of July 31, 2021 and January 30, 2021, the Company had a net trade payable balance owed to Sterling Time of $222,000 and $825,000.

Transactions with Retailing Enterprises

As of July 31, 2021 and January 30, 2021, the Company had a net trade receivable balance owed from Retailing Enterprises, LLC of $264,000 and $641,000 relating to warehouse services provided by the Company. As of July 31, 2021 and January 30, 2021, the Company accrued commissions of $100,000 and $263,000 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $14.2 million and $25.7 million during the six months of 2021 and 2020. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $4,000 and $0 during the six months of 2021 and 2020. As of July 31, 2021 and January 30, 2021, the Company had a net trade receivable balance owed by Famjams Trading of $1.3 million and $900,000.

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $260,000 and $373,000 during the first six months of fiscal 2021 and 2020. As of July 31, 2021 and January 30, 2021, the Company had a net trade payable balance owed to TWI Watches of $157,000 and $256,000.

(15)  Restructuring Costs

During the first quarter of fiscal 2020, the Company implemented and completed a cost optimization initiative, which eliminated positions across the Company’s ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, the Company recorded restructuring charges of $209,000 for the three-month periods ended May 2, 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company’s ShopHQ segment. These initiatives were substantially completed as of July 31, 2021.

The following table summarizes the significant components and activity under the restructuring program for the six-month period ended July 31, 2021:

	Balance at			Balance at
	January 30,			July 31,
	2021	Charges	Cash Payments	2021
Severance	$42,000	$—	$(42,000)	$—
Other incremental costs	5,000	—	(5,000)	—
	$47,000	$—	$(47,000)	$—

The liability for restructuring accruals was previously presented in current accrued liabilities within the accompanying condensed consolidated balance sheets.

(16)  Business Acquisitions

Synacor’s Portal and Advertising Business Acquisition

On July 30, 2021, the Company closed on the acquisition of Synacor’s Portal and Advertising business segment. This acquisition allows the Company to leverage its interactive video expertise and national television promotional power, as well as its merchandising, customer solutions and fulfillment capabilities, to offer advertisers and consumer brands differentiated digital services that the Company believes will accelerate its timeline to become the leading single-source partner to advertisers seeking to use interactive video to drive growth. Synacor Portal and Advertising, which iMedia has combined with its business Float Left, has been renamed to iMedia Digital Services (“iMDS). iMDS is a leading video advertising platform monetizing 200+ million monthly users for its publishers by utilizing its proprietary technologies, first-party customer shopping data and interactive video services to drive engagement, traffic and conversion.

The acquisition of the Portal and Advertising business was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $20 million cash, the issuance of a $10 million seller note and assumed liabilities with a fair value of $7.3 million. The seller note is payable in $1 million quarterly installments over the next ten calendar quarters beginning with September 30, 2021. The seller note bears interest at rates between 6% and 11% depending upon the period outstanding. The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

Based on the preliminary valuation, the total consideration of $30.0 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Based on the preliminary valuation, the total consideration of $30.0 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:
Fair Value
Accounts Receivable and Prepaid	$7,125,000
Fixed assets	805,000
Goodwill and Intangible assets	29,323,000
Liabilities assumed	(7,253,000)
Total consideration	$30,000,000

Goodwill and intangible assets have been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $29.3 million, which was primarily related to the acquisition of customer relationships, technology platforms, and goodwill.

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

On March 1, 2021, the Company acquired all of the assets of Christopher & Banks, LLC (“C&B”). The acquisition of C&B was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $3.5 million cash and assumed liabilities with a fair value of $4.2 million. In addition, the Company is obligated to issue common shares to Hilco with a value of $1.5 million as additional consideration. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

Based on the preliminary valuation, the total consideration of $5.0 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Inventory	$4,091,000
Fixed assets	1,500,000
Goodwill and Intangible assets	3,607,000
Liabilities assumed	(4,198,000)
Total consideration	$5,000,000

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

Non-controlling Interests

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made on a transaction by transaction basis. iMedia elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.

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

Overview

Our Company

We are a leading interactive media company that owns a growing portfolio of television networks, consumer brands and digital services that together position the Company as a leading single-source partner to television advertisers and consumer brands seeking to entertain and transact with customers using interactive video. The Company’s growth strategy revolves around its ability to increase its expertise and scale using interactive video to engage customers within multiple business models and multiple sales channels.  The Company believes its growth strategy builds on its core strengths and synergies and provides it an advantage in these marketplaces.

The Company’s television networks are ShopHQ, ShopBulldogTV and ShopHealthHQ.  ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories directly to consumers 24 hours a day using engaging interactive video. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men.  ShopHealthHQ, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.

The Company’s engaging, interactive video programming is distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online at shophq.com, shopbulldogtv.com and shophealthhq.com, which are comprehensive digital commerce platforms that sell products which appear on the Company’s television lifestyle networks as well as an extended assortment of online-only merchandise. The Company’s interactive video is also available on the OTT and CTV platforms such as Roku, Apple TV, Samsung connected televisions, and on mobile devices, including smartphones and tablets, and through the leading social media channels.

The Company’s consumer brands include J.W. Hulme, Kate & Mallory, Live Fit MD, Christopher & Banks and TheCloseout.com, a deeply-discount branded online marketplace, acquired in the first quarter of fiscal year 2021 that offers discounted merchandise in many categories within an exciting interactive shopping experience.

The Company’s  digital services brands are iMedia Digital Services (“iMDS”) and the Company’s customer solutions and logistics services business called, i3PL. iMDS is comprised of Synacor’s Portal and Advertising business, which the Company purchased on July 30, 2021 (see Notes to Condensed Consolidated Financial Statements - Footnote #16 – Business Acquisitions for additional information), and its existing OTT app platform, Float Left.   The Company believes that iMDS’s video advertising platform when combined with the television network’s first party purchasing data and Float Left’s best-in-class OTT app will create a truly differentiated video advertising platform.

ShopHQ Reporting Segment

ShopHQ offers its merchandise, which includes products in Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories across all its sales channels. Our merchandising strategy is focused on delivering a balanced assortment of profitable products presented in an engaging, entertaining, shopping-centric format using our unique expertise in storytelling and “live on location” broadcasting. We are also focused on growing our high lifetime value customer file and growing our revenues, through social, mobile, online, OTT and CTV platforms, as well as leveraging our capacity, system capability and expertise in distribution and product development to generate new business relationships. We believe these initiatives will position us to deliver a more engaging and enjoyable customer experience with product offerings and service that exceed customer expectations. While changes in this product mix do occur as a result of customer demand during certain times of the year, our legacy strengths in Jewelry and Watches continue to represent our largest merchandise category. Our merchants focus on diversifying our merchandise assortment within our existing product categories and offering new products in new assortments. We offer customers proprietary brands and merchandise as well as exclusive and/or less distributed bundles of name-brands products. The following table shows our ShopHQ reporting segment merchandise mix as a percentage of net merchandise sales for the periods indicated.

	For the Three-Month		For the Six-Month
	Periods Ended		Period Ended
	July 31,	August 1,	July 31,	August 1,
Net Merchandise Sales by Category	2021	2020	2021	2020
Jewelry & Watches	49%	36%	48%	40%
Home	17%	11%	16%	13%
Beauty & Health	20%	43%	21%	35%
Fashion & Accessories	14%	10%	15%	12%
Total	100%	100%	100%	100%

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

ShopHQ distributes its interactive video content 24-hours a day primarily on U.S. linear television’s cable and satellite systems and it reached more than 80 million homes and 75 million homes during the three months ended July 31, 2021 and August 1, 2020.  ShopHQ is also streamed 24 hours a day, 7 days a week on our ShopHQ website, broadcast over-the-air in certain markets and is also available on mobile and social channels and on various video streaming OTT and CTV platforms, such as Roku and Apple TV.  This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.

We continue to increase the number of channels on existing distribution platforms and alternative distribution methods, including reaching deals to launch our programming on high definition ("HD") channels. For example, in June 2021, we launched approximately 20 million new homes receiving our signal in high definition through an affiliation agreement with RNN.  These homes are primarily in major television markets such as New York City, Los Angeles, San Francisco, Philadelphia, Dallas, Houston, Washington D.C. and Boston.  We believe that our distribution strategy of pursuing additional channels in productive homes already receiving our programming is a more balanced approach to growing our business than merely adding new television homes in untested areas. We believe that having an HD feed of our service allows us to attract new viewers and customers.

We have entered into distribution agreements with cable operators, direct-to-home satellite providers, telecommunications companies and over-the-air broadcasters to distribute our television programming over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may or have expired. Under certain circumstances, the cable operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

During fiscal year 2021 and 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems that includes television broadcast rights associated with our channel position on their systems. As a result, in accordance with GAAP,we recorded television broadcast rights assets of $71.2 million and $25.5  million  during the six months ended July 31, 2021 and August 1, 2020. The total liability relating to television broadcast rights was $79.2 million and $29.8 million as of July 31, 2021 and August 1, 2020, of which $29.4 million and $7.3 million was classified as current. We believe having consistent favorable channel positioning within the general entertainment area on the distributor’s channel line-up improves our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases.

ShopHQ offers a balanced mix of merchandise to customers using interactive video and faces competition from a variety of sources, including, QVC and HSN.  Both QVC and HSN are owned by Qurate Retail Inc. and each are substantially larger than ShopHQ in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high-definition bands and multi-channel carriage, than our programming. In addition, Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the Jewelry and Watches category. In addition, there are several smaller niche television shopping networks and startups in the television shopping arena who compete with us.

We anticipate continued competition for viewers and customers, for experienced television commerce and e-commerce personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television shopping companies, but also from other companies that seek to enter the television shopping and online retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that ShopHQ’s ability to be successful in the interactive video arena will depend on several key factors, including its ability to continue to curate compelling product assortments, capture and engage new and existing customers, and continually offer its interactive video on all the video distribution platforms available.

Emerging Business Reporting Segment

By leveraging ShopHQ’s interactive video expertise, national scaled promotional power, expansive media and vendor relationships, customer experience and fulfillment capabilities, and financial resources, iMedia seeks to strategically build and acquire growing businesses that accelerate the Company’s strategic goal of becoming the leading single-source partner to television advertisers and consumer brands seeking to entertain and transact with customers using interactive video.

Within the Emerging Business segment, the Company’s operates its two, niche lifestyle television networks, ShopBulldogTV and ShopHealthHQ, its consumer brands that include J.W. Hulme, Kate & Mallory, Live Fit M.D. and Christopher & Banks, its online marketplace brands TheCloseout.com, and its digital services brands, iMDSand i3PL.

In terms of competitors for the Emerging Business reporting segment, we believe there is a growing number of competitors in the creation, distribution and consumption of streaming fact-based video content in the online, OTT and CTV marketplaces, and for the digital services offered in the online, OTT, CTV and advertising marketplaces. Today, we believe our competition in these arenas range from the larger media commerce service companies like Brightcove (“BCOV”) and ChannelAdvisor (“ECOM”), to the smaller factual content streaming network providers like Curiosity Streams (“CURI”), and larger single-source digital services providers Shopify and Squarespace.

Our Corporate Website

Our iMedia Brands corporate website is imediabrands.com and our Nasdaq trading symbol is IMBI. Our annual report is filed as our Form 10-K. We issue quarterly reports on Form 10-Q and our current second quarter press release is filed on Form 8-K. Proxy and information statements, and amendments to these reports if applicable, are available, without charge, in the investor relations section of our corporate website, imediabrands.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting our Legal Department, iMedia Brands, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

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

Summary Results for the Second quarter of Fiscal 2021

Consolidated net sales for our fiscal 2021 second quarter were $113.4 million compared to $124.5 million for our fiscal 2020 second quarter, which represents a 8.9% decrease. We reported an operating loss of $2.4 million and a net loss of $4.2 million for our fiscal 2021 second quarter. We reported  operating income of $2.5 million and a net income of $1.1 million for our fiscal 2020 second quarter.

Consolidated net sales for the first six months of fiscal 2021 were $226.6 million compared to $220.3 million for the first six months of fiscal 2020, which represents a 2.9% increase. We reported an operating loss of $4.4 million and a net loss of $7.5 million for the first six months of fiscal 2021. The operating and net loss for the first six months of fiscal 2021 included transaction, settlement and integration costs totaling $1.9 million, a loss on debt extinguishment of $654,000 and one-time customer concessions of $341,000. We reported an operating loss of $3.2 million and a net loss of $5.8 million for the first six months of fiscal 2020. The operating and net loss for the first six months of fiscal 2020 included transaction, settlement and integration costs totaling $574,000; and restructuring costs of $209,000.

Restructuring Costs

During the first quarter of fiscal 2020, the Company implemented and completed another cost optimization initiative, which eliminated positions across the ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, we recorded restructuring charges of $209,000 for the first quarter of fiscal 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the ShopHQ segment. These initiatives were substantially completed as of July 31, 2021. The first quarter fiscal 2020 optimization initiative is expected to eliminate approximately $16 million in annual overhead costs.

Results of Operations

Selected Condensed Consolidated Financial Data

Operations

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for the		Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	August 1,	August 3,	July 31,	August 1,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	42.3%	37.2%	41.5%	37.1%
Operating expenses:
Distribution and selling	31.2%	25.6%	30.7%	29.8%
General and administrative	6.5%	4.1%	6.1%	4.7%
Depreciation and amortization	6.7%	5.5%	6.6%	3.9%
Restructuring costs	(0.0)%	—%	—%	0.1%
Total operating expenses	44.4%	35.2%	43.4%	38.5%
Operating loss	(2.1)%	2.0%	(2.0)%	(1.4)%

Key Performance Metrics

	For the Three-Month				For the Six-Month Periods Ended
	July 31,	August 1,			July 31,	August 1,
	2021	2020			2021	2020	Change
Merchandise Metrics
Gross margin %	42.3%	37.2%	510	bps	41.5%	37.1%	437	bps
Net shipped units (in thousands)	1,521	1,763	(13.7)%		3,034	3,111	(2.5)%
Average selling price	$67	$63	6.3%		$66	$63	$4.8%
Return rate	15.5%	11.9%	360	bps	16.1%	14.6%	150	bps
ShopHQ Digital net sales % (a)	47.2%	50.1%	(290)	bps	51.1%	51.4%	(30)	bps
Total Customers - 12 Month Rolling (in thousands)	1,109	1,014	9.4%		N/A	N/A		%
(a)	Digital net sales percentage is calculated based on ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units

The number of net shipped units (shipped units less units returned) during the fiscal 2021 second quarter decreased 14% from the prior year comparable quarter to approximately 1.5 million. For the six months ended July 31, 2021, net shipped units decreased by 3% from the comparable prior year period to approximately 3 million. The decrease in net shipped units was mainly driven by the decrease net sales, along with a higher ASP.

Average Selling Price

The average selling price ("ASP") per net unit was $67 in the second quarter of fiscal 2021, a 6% increase from the prior year quarter. ASP increases in the second quarter ended July 31, 2021 were primarily driven by ASP increases in our jewelry and watches category. For the six months ended July 31, 2021, the ASP was $66, a 5% increase from the prior year comparable period. The ASP increases in the first six months ended July 31, 2021 were primarily driven by ASP increases in our jewelry and watches category.

Return Rates

For the three months ended July 31, 2021, our return rate was 15.5% compared to 11.9% for the comparable prior year quarter, a 360-basis point increase. For the six months ended July 31, 2021, our return rate was 16.1% compared to 14.6% for the comparable prior year period, a 150-basis point increase. The increase in the return rate was primarily driven by a sales mix shift out of beauty and health into jewelry & watches, which has a higher return rate. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.

Total Customers

Total customers who have purchased over the last twelve months increased 9% over the prior year to approximately 1.1 million. The increase in total customers was mainly attributed to an increase in new customers compared to the prior year. We continue to focus on the following initiatives, among others, to increase our active customer file:

●	introducing by appointment viewing "static programming," so viewers know when to watch;
●	launching innovative programming, such as "Learning to Cook with Shaq," "GemHQ," "Invicta Collectors Room," and "Fashion Talk with Fatima"; and
●	managing category specific customer growth priorities around ASP, product assortment and product margins.

Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2021 second quarter were $113.4 million, a 9% decrease from consolidated net sales of $124.5 million for the comparable prior year quarter.

During the second quarter of fiscal 2021, our consolidated net sales, inclusive of shipping and handling revenue, decreased 9% compared to the prior year second quarter. Our decrease in net sales was driven primarily by a decrease in net sales from ShopHQ stemming from material shipping delays for several of our most productive products, partially offset by revenue growth from our Emerging Businesses.

Consolidated Net Sales for the Second Quarter of Fiscal Six Months 2021 Compared to the Prior Year Periods

	For the Three-Month Periods Ended
	July 31,	August 1,
	2021	2020	Change	% Change

ShopHQ	(dollars in thousands)
Net merchandise sales by category:
Jewelry & Watches	$41,045	$39,058	$1,987	5%
Home	14,359	12,375	1,984	16%
Beauty & Health	16,659	46,571	(29,912)	(64)%
Fashion & Accessories	12,111	10,951	1,160	11%
All other (primarily shipping & handling revenue)	9,936	11,715	(1,779)	(15)%
Total ShopHQ	94,110	120,670	(26,560)	(22)%
Emerging Business	19,332	3,845	15,487	403%
Consolidated net sales	$113,442	$124,515	$(11,073)	(9)%

	For the Six-Months Periods Ended
	July 31,	August 1,
	2021	2020	Change	% Change

ShopHQ	(dollars in thousands)
Net merchandise sales by category:
Jewelry & Watches	$84,299	$78,460	$5,839	7%
Home	27,545	25,142	2,403	10%
Beauty & Health	35,905	67,434	(31,529)	(47)%
Fashion & Accessories	25,691	23,675	2,016	9%
All other (primarily shipping & handling revenue)	20,531	19,758	773	4%
Total ShopHQ	193,971	214,469	(20,498)	(10)%
Emerging	32,673	5,880	26,793	456%
Consolidated net sales	$226,644	$220,349	$6,295	3%

Jewelry & Watches: The $2.0 million increase in jewelry & watches during the second quarter of fiscal 2021 was primarily due to a 26% increase in airtime compared to the prior year. Jewelry & watches also continues to be our most productive category.

Home: The $2.0 million increase during the second quarter of fiscal 2021 was driven by an increase in airtime during the second quarter of fiscal 2021.

Beauty & Health: The $29.9 million decrease during the second quarter of fiscal 2021 was mainly driven by a 39% reduction in airtime.

Fashion & Accessories: The $1.2 million increase during the second quarter of fiscal 2021 was primarily due to a 23% increase in airtime compared to the prior year.

Other: The $1.8 million decrease during the second quarter of fiscal 2021 was driven by a decrease in shipping & handling revenue resulting from the 14% decrease in net shipped units.

Emerging Business: The $15.5 million increase during the second quarter of fiscal 2021 was mainly driven by revenue from business initiatives following the comparable prior year period, such as our launch of the ShopHealthHQ television network in September 2020, along with revenue from our newly acquired businesses of Christopher & Banks and TheCloseout.com.

Digital and Mobile Net Sales

We believe that our interactive television video is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our interactive television video and then placing their orders online or through mobile devices. Our digital sales penetration, or the percentage of ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 47.2% and 51.1% during the second quarter and first six months of fiscal 2021 compared to 50.1% and 51.4% during the second quarter and first six months of fiscal 2020. Overall, we continue to deliver strong digital sales penetration. Our mobile penetration decreased to 52.8% of total digital orders in the second quarter of fiscal 2021 versus 55.6% of total digital orders for the comparable prior year period.

Gross Profit

	For the Three-Month Periods Ended
	July 31,	August 1,
	2021	2020	Change	% Change

	(dollars in thousands)
ShopHQ	$39,690	$44,731	$(5,041)	(11)%
Emerging Business	8,296	1,561	6,735	431%
Consolidated gross profit	$47,986	$46,292	$1,694	4%

Consolidated gross profit for the second quarter of fiscal 2021 was $48.0 million, an increase of $1.7 million, or 4%, compared to the second quarter of fiscal 2020. ShopHQ’s gross profit decreased $5.0 million, or 11% compared to the second quarter of fiscal 2020 and was primarily driven by the 22% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during the second quarter of fiscal 2021. Emerging Business gross profit increased by $7.2 million compared to the second quarter of fiscal 2020 and was primarily driven by the increase in net sales (as discussed above).

Consolidated gross margin percentages for the second quarters of fiscal 2021 and fiscal 2020 were 42.3% and 37.2%, which represent a 510-basis point increase. ShopHQ’s gross margin percentages for the second quarters of fiscal 2021 and fiscal 2020 were 42.2% and 37.0%, which represent a 520-basis point increase. The increase in the gross margin percentage primarily reflects an increase attributable to increased gross profit rates in most product categories. The category gross profit rates were positively impacted by more disciplined pricing and markdown execution. Emerging Business gross margin percentages for the second quarters of fiscal 2021 and fiscal 2020 were 42.9% and 42.0%. The increase in the Emerging Business gross margin percentage reflects new business initiatives not included in the prior year comparable period, such as ShopHealthHQ, and recently acquired businesses, primarily Christopher & Banks.

	For the Six-Month Periods Ended
	July 31,	August 1,
	2021	2020	Change	% Change

	(dollars in thousands)
ShopHQ	$80,006	$79,686	$320	0%
Emerging	13,987	2,163	11,824	547%
Consolidated gross profit	$93,993	$81,849	$12,144	15%

Consolidated gross profit for the first six months of fiscal 2021 was $94.0 million, an increase of $12.2 million, or 15%, compared to the first six months of fiscal 20. ShopHQ's gross profit was for the most part flat compared to the first six months of fiscal 2020, and was primarily driven by the 9% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during the first six months of fiscal 2021. Emerging's gross profit increased $11.8 million compared to the first six months of fiscal 2020 and was primarily driven by the increase in net sales (as discussed above).

Consolidated gross margin percentages for the first six months of fiscal 2021 and fiscal 2020 were 41.5% and 37.1%, which represented a 430-basis point increase. ShopHQ's gross margin percentages for the first six months of fiscal 2021 and fiscal 2020 were 41.3% and 37.2%, which represented a 410-basis point increase. The increase in the gross margin percentage was primarily attributable to increased gross profit rates in most product categories. Emerging's gross margin percentages for the first six months of fiscal 2021 and fiscal 2020 were 42.8% and 36.8%.  The increase in the Emerging Business gross margin percentage reflects new business initiatives not included in the prior year comparable period, such as ShopHQHealth, and recently acquired businesses, primarily Christopher & Banks.

Operating Expenses

Total operating expenses for the fiscal 2021 second quarter were approximately $50.4 million compared to $43.8 million for the comparable prior year period, an increase of 15.1%. Total operating expenses as a percentage of net sales were 44.4% during the second quarter of fiscal 2021, compared to 35.2% during the comparable prior year period of fiscal 2020. Total operating expenses for the fiscal 2021 second quarter and the fiscal 2020 second quarter included transaction, settlement and integration costs of $1.2 million and $315,000.

Total operating expenses for the first six months of fiscal 2021 were approximately $98.4 million compared to $85.0 million for the comparable prior year period, an increase of 15.8%.  Total operating expenses for the first six months of fiscal 2021 included  transaction, settlement and integration costs of $1.9 million. Total operating expenses for the first six months of fiscal 2020 included transaction, settlement and integration costs of $574,000 and restructuring costs of $209,000. Excluding transaction, settlement and integration costs and restructuring costs, total operating expenses as a percentage of net sales for the second quarter and first six months of fiscal 2021 were 43.4% and 42.6%, compared to 34.9% and 38.2% for the second quarter and first six months of fiscal 2020.

Distribution and selling expense increased $3.5 million, or 10.9%, to $35.4 million, or 31.2% of net sales during the fiscal 2021 second quarter compared to $31.9 million, or 25.6% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to an increase in costs associated with the expansion of our Emerging Business segment of $3.1 million and an increase of ShopHQ segment merchandising, marketing and production costs of $1.1 million partially offset by decreased ShopHQ segment variable costs of $589,000 and decreased ShopHQ segment program distribution expense of $484,000.

Distribution and selling expense increased $4.0 million, or 6.1%, to $69.6 million, or 30.7% of net sales during the first six months of fiscal 2021 compared to $65.6 million, or 29.8% of net sales for the comparable prior year period. Distribution and selling expense increased during the first six months due to an increase in costs associated with the expansion of our Emerging Business segment of $5.3 million, an increase in ShopHQ segment merchandising, marketing and production costs of $1.0 million partially offset by decreased ShopHQ segment program distribution expense of $2.5 million. Total variable expenses during the first six months of fiscal 2021 were approximately 8.5% of total net sales versus 8.7% of total net sales for the prior year comparable period.

To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household. However, this expense may be impacted by changes in the number of average homes, channels reached or by rate changes associated with changes in our channel position with carriers.

General and administrative expense for the fiscal 2021 second quarter increased $2.3 million, or 45.1%, to $7.4 million or 6.5% of net sales, compared to $5.1 million or 4.1% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the second quarter primarily due to an increase in costs associated with the expansion of our Emerging Business segment of $979,000, increased transaction and integration costs related to the Christopher & Banks and TheCloseout.com business acquisitions of $905,000 and increased equity compensation costs of $526,000.

General and administrative expense for the first six months of fiscal 2021 increased $3.3 million, or 32%, to $13.8 million or 6.1% of net sales, compared to $10.5 million or 4.8% of net sales for the comparable prior year period. For the first six months of fiscal 2021, general and administrative expense increased primarily due to an increase in costs associated with the expansion of our Emerging Business segment of $1.4 million, increased transaction and integration costs related to the Christopher & Banks and TheCloseout.com business acquisitions of $1.3 million and increased equity compensation costs of $573,000.

Depreciation and amortization expense for the fiscal 2021 second quarter increased $684,000, or 11.2%, to $7.6 million compared to $6.8 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the second quarters of fiscal 2021 and fiscal 2020 was 6.7% and 5.5%. The increase in depreciation and amortization expense for the second quarter of fiscal 2021 was primarily due to increased amortization expense of $928,000 relating to additional television broadcast rights obtained during the second fiscal quarter of 2021 partially offset by, decreased depreciation and amortization expenses of $165,000 primarily attributable to an average net decrease in our non-fulfillment depreciable asset base of the ShopHQ segment year over year.

Depreciation and amortization expense for the first six months of fiscal 2021 amounted to $15.0 million, an increase of $6.3 million, or 71.8%, compared to $8.7 million for the same prior year period.  Depreciation and amortization expense as a percentage of net sales for the first six months of fiscal 2021 and 2020 was 6.6% and 3.9%. The increase in depreciation and amortization expense for the  first six months of fiscal 2021 was primarily due to increased amortization expense of $6.0 million relating to the television broadcast rights obtained in fiscal 2021 and 2020 and increased depreciation and amortization expense of $327,000 relating to the expansion of our Emerging Business segment, partially offset by decreased depreciation expense of $110,000 resulting from an average net decrease in our non-fulfillment depreciable asset base of the ShopHQ segment year over year.

Operating Loss

For the fiscal 2021 second quarter, we reported an operating loss of approximately $2.4 million compared to operating income of $2.5 million for the fiscal 2020 second quarter. ShopHQ reported an operating loss of $2.8 million and Emerging Business reported  operating income of $405,000 for the fiscal 2021 second quarter compared to operating income of $3.7 million for ShopHQ and an operating loss of $1.3 million for Emerging Business for the fiscal 2020 second quarter. For the second quarter of fiscal 2021, ShopHQ’s operating loss decreased primarily as a result of decreased net sales and increased operating expenses offset partially by increased gross margins. The Emerging Business operating loss decreased during the fiscal 2021 second quarter primarily from an increase in net sales and related gross profits of $7.1 million, partially offset by increased distribution and selling expense of $3.2 million and an increase in general and administrative expense of $2.1 million. Depreciation and amortization expense for the second quarter of fiscal 2021 increased $769,000, or 11.2%, to $7.6 million compared to $6.8 million for the comparable prior year period.

For the six months ended July 31, 2021, we reported an operating loss of approximately $4.4 million compared to an operating loss of $3.2 million for the comparable prior year period. ShopHQ and Emerging reported an operating loss of $4.7 million and operating income of $246,000 for the six months ended August 1, 2020 compared to operating losses of $55,000 and $3.1 million for the six months ended August 1, 2020.  ShopHQ’s operating loss decreased primarily as a result of decreased net sales and increased operating expenses offset partially by increased gross margins. Emerging Business operating loss decreased during the first six months of fiscal year 2021 primarily from an increase in net sales and related gross profits of $12.1 million, partially offset by increased distribution and selling expense of $5.3 million and an increase in general and administrative expense of $3.2 million. Depreciation and amortization expense for the first six months of fiscal 2021 increased $6.3 million, or 72.4%, to $15.0 million compared to $8.7 million for the comparable prior year period.

Interest Expense

Total interest expense for the fiscal 2021 second quarter decreased $59,000, or 4.2%, to $1.3 million compared to $1.4 million for the comparable prior year period. The decrease in interest expense was primarily driven by a decrease in interest expense attributable to borrowings under the PNC credit facility of $102,000 largely offset by increased interest expense on our television broadcast rights liability.

Total interest expense for the first six months of fiscal 2021 increased $76,000, or 2.9%, to $2.7 million compared to $2.6 million for the comparable prior year period. The increase in interest expense was largely attributable to increased interest expense on our television broadcast rights liability of $694,000, a result of higher average outstanding balances during the first six months of fiscal 2021.  This increase was largely offset by decreased interest expense attributable to our PNC credit facility, a result of lower outstanding balances during the first six months of fiscal 2021.

Net Income (Loss)

For the fiscal 2021 second quarter, we reported a net loss of $4.2 million, or $0.23 per share, on 19,101,652 weighted average basic common shares outstanding compared with net income of $1.1 million, or $0.11 per share, on 9,896,729 weighted average fully diluted common shares outstanding in the fiscal 2020 second quarter. The net loss for the second quarter of fiscal 2021 included transaction, settlement and integrations costs totaling $1.2 million, interest expense of $1.4 million and a loss on debt extinguishment of $654,000. The net income for the second quarter of fiscal 2020 included transaction, settlement and integrations costs totaling $315,000 and interest expense of $1.4 million.

The net loss for the first six months of fiscal 2021 was approximately $7.5 million compared to a net loss of $5.8 million for the comparable prior year period, an increase of 29.3.%. Net loss for fiscal 2021 included transaction, settlement and integrations costs totaling $1.9 million, interest expense of $2.7 million and a loss on debt extinguishment of $654,000 The net loss for the first six months of fiscal 2020 included interest expense of $2.6 million, transaction, settlement and integrations costs totaling $574,000 and restructuring costs of $209,000. For the second quarters of fiscal 2021 and fiscal 2020, the net loss reflects an income tax provision of $15,000. For the first six months of fiscal 2021 and fiscal 2020 the net loss reflects an income tax provision of $30,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation

Adjusted EBITDA (as defined below) for the second quarter of fiscal 2021 was $8.3 million compared to Adjusted EBITDA of $10.7 million for the fiscal 2020 second quarter.  For the six-month period ended July 31, 2021, Adjusted EBITDA was $16.4 million compared with $9.1 million for the comparable prior year period.

A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net loss	$(4,249)	$1,054	$(7,476)	$(5,774)
Adjustments:
Depreciation and amortization (a)	8,562	7,840	16,888	10,745
Interest income	(39)	—	(39)	(1)
Interest expense	1,381	1,402	2,694	2,581
Income taxes	15	15	30	30
EBITDA (b)	$5,670	$10,311	$12,097	$7,581

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$5,670	$10,311	$12,097	$7,581
Adjustments:
Transaction, settlement and integration costs, net (c)	1,220	315	1,920	574
Restructuring costs	—	—	—	209
One-time customer concessions	—	—	341	—
Loss on debt extinguishment	654	—	654	—
Non-cash share-based compensation expense	768	108	1,436	723
Adjusted EBITDA (b)	$8,312	$10,734	$16,448	$9,087
(a)	Includes distribution facility depreciation of $952,000 and $1.9 million and $998,000 and $2.0 million for the three and six month periods ended July 31, 2021 and August 1, 2020. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations. The three-month and six-month periods ended July 31, 2021 and August 1, 2020 include amortization expense related to the television broadcast rights totaling $6.0 million and $11.2 million and $5.1 million.
(b)	EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; one-time customer concessions; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs, net for the three and six-month period ended July 31, 2021 include transaction and integration costs related primarily to the TCO and C&B business acquisitions. Transaction, settlement and integration costs, net, for the three and six-month period ended August 1, 2020 include consulting fees incurred to explore additional loan financings, settlement costs, and incremental COVID-19 related legal costs.

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

Critical Accounting Policies and Estimates

A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2020 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."

Recently Issued Accounting Pronouncements

See Note 2 - “Basis of Financial Statement Presentation” in the notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Financial Condition, Liquidity and Capital Resources

As of July 31, 2021, we had cash and restricted cash of $23.1 million. In addition, under the Siena Credit Facility (as defined below), we are required to maintain a minimum of $7.5 million of unrestricted cash plus unused line availability at all times. As of January 30, 2021, we had cash of $15.5 million. For the first six months of fiscal 2021, working capital increased $49.0 million to $82.7 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.68 at July 31, 2021 and 1.16 at January 30, 2021.

The Company is required to keep cash in a restricted account in order to maintain lines of credit to both purchase inventory as well as general and administrative expenses. Any interest earned is recorded in that period. The Company had $2,192,000 in restricted cash accounts as of July 31, 2021.

Siena Lending Group

On July 30, 2021, iMedia Brands, Inc. (the “Company”) and certain of its subsidiaries, as borrowers, entered into a loan and security agreement (the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80 million revolving line of credit. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings shall be used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets and the assets of its subsidiaries as further described in the Loan Agreement.

Subject to certain conditions, borrowings under the Loan Agreement bear interest at 4.50% plus the London interbank offered rate for deposits in dollars (“LIBOR”) for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. There is a floor for LIBOR of 0.50%. If LIBOR is no longer available, a successor rate to be chosen by the Agent in consultation with the Company or a base rate.

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum liquidity requirements of not less than $7,500,000 as of the end of any fiscal month and a maximum senior net leverage ratio of not less than 2.50:1.00 as of the last day of each fiscal quarter. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to shareholders. The Company also pays a monthly fee at a rate equal to 0.50% per annum of the average daily unused amount of the credit facility for the previous month.

As of July 31, 2021, the Company had total borrowings of $47.2 million under its revolving line of credits with Siena. Remaining available capacity under the revolving line of credit as of July 31, 2021 was approximately $13.5 million, which provided liquidity for working capital and general corporate purposes. As of July 31, 2021, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

GreenLake Real Estate Finance

On July 30, 2021, two of the Company’s subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC (collectively, the  “Borrowers”),  and  the Company, as guarantor, entered into that certain Promissory Note Secured by Mortgages (the “Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) available to the Borrowers in the original amount of $28,500,000 The Note is secured by, among other things, mortgages encumbering the Company’s owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the Note. Proceeds of borrowings shall be used to (i) pay fees and expenses related to the transactions contemplated by the Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for working capital and general corporate purposes of the Company. The Company has also pledged the stock that it owns in the Borrowers to secure its guarantor obligations.

The Note is scheduled to mature on July 31, 2024. The borrowings, which include all amounts advanced under the Note, bear interest at 10.00% per annum or, at the election of the Lender upon no less than 30 days prior written notice to the Borrowers, at a floating rate equal to the prime rate plus 200 basis points.

The Borrowers may prepay the Note in full (but not in part) before July 30, 2022 (the “Lockout Date”) upon payment of a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through the Lockout Date. After the Lockout Date, the Note may be prepaid in full or in any installment greater than or equal to $100,000 without any prepayment penalty or premium on 90 days’ prior written notice from Borrowers to GreenLake.

 The Note contains customary representations and warranties and financial and other covenants and conditions, including, a requirement that the Borrowers comply with all covenants set forth in the Loan Agreement described above. The Note also contains certain customary events of default.

As of July 31, 2021, there was $28.5 million outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

PNC Credit Facility

On February 9, 2012, the Company entered into a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On July 30, 2021, the PNC revolver and term loan were paid in full and the PNC Credit Facility was terminated through a refinancing with Siena and Greenlake The Company recognized $654,000 in related debt extinguishment costs in the fiscal 2021 second quarter which included both the write-off of remaining deferred financing costs in related to the PNC term loan and revolver, as well as a prepayment penalty per the PNC Credit Facility.

The PNC Credit Facility, which included CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provided a revolving line of credit of $70.0 million and provided for a term loan on which the Company had originally drawn to fund improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company’s previously outstanding term loan with GACP Finance Co., LLC. The PNC Credit Facility also had an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $20.0 million at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility were equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

The PNC Credit Facility also provided for the issuance of letters of credit in an aggregate amount up to $6.0 million, which, upon issuance, would be deemed advances under the PNC Credit Facility. The PNC Credit Facility was secured by a first security interest in substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base could be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory.

The revolving line of credit under the PNC Credit Facility bore interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3.5% on Base Rate advances and 3% and 4.5% on LIBOR advances based on the Company’s trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility) measured semi-annually as demonstrated in its financial statements. The term loan bore interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio measured annually as demonstrated in its audited financial statements.

Interest expense recorded under the PNC Credit Facility was $755,000 and $1,558,000 for the three and six-month periods ended July 31, 2021 and $857,000 and $2,024,000 for the three and six-month periods ended August 1, 2020.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $1,826,000 and $243,000 as of July 31, 2021 and January 30, 2021 and are included within other assets within the accompanying condensed consolidated balance sheets. These costs are being expensed as additional interest over the five-year term of the PNC Credit Facility.

Public Equity Offering

On June 9, 2021, we completed a public offering, in which we issued and sold 4,830,918 shares of our common stock ( at a public offering price of  $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $40.4 million. We have used or intend to use the proceeds for general working capital purposes, including potential acquisitions of businesses and assets that are complementary to our operations.

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

We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of January 30, 2021, we had contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $181.2 million over the next five fiscal years.

Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our Siena Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility’s covenants (as described above). Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs, planned capital expenditures and meet credit facility covenants, and our cash reserves are depleted, we may need to take further actions that are within the Company’s control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 outbreak continues in both the U.S. and globally and is adversely affecting the economy, financial markets and has negatively impacted, and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on our business and financial results. Despite these adverse impacts of COVID-19, we believe the COVID-19 pandemic has been impacting our business less than other media companies because of our direct-to-consumer business model that serves home-bound consumers who seek to buy goods without leaving the safety of their homes.

For the six months ended July 31, 2021, net cash used for operating activities totaled $36.0 million compared to net cash provided by operating activities of approximately $21.3 million for the comparable fiscal 2020 period. Net cash (used for) provided by operating activities for the fiscal 2021 and 2020 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television broadcast rights, and inventory impairment write-down.

In addition, net cash used for operating activities for the six months ended July 31, 2021 reflects decreases in accounts payable and accrued liabilities, accounts receivable and deferred revenue and increases in inventories and prepaid expenses. Inventories increased  as we prepare for continued revenue growth in 2021. Accounts receivable decreased during the first six months of fiscal 2021 due to collections on outstanding receivables resulting from our seasonal high fourth quarter. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2021 primarily due to the timing of paying for cable distribution fees and inventory purchases. Prepaid expenses and other increased primarily due to our new salesforce implementation in 2021.

Net cash used for investing activities totaled $34.7 million for the first six months of fiscal 2021 was comprised primarily of the $3.5 million Christopher and Banks acquisition payment, $6.0 million Famjams note funding and $20.0 million for the Portal and Advertising business acquisition payment and compares to net cash used for investing activities of $2.5 million for the comparable fiscal 2020 period. For the first six months ended July 31, 2021 and August 1, 2020, expenditures for property and equipment were $5,2 million and $2.5 million. Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.

Net cash provided by financing activities totaled $78.3 million for the six months ended July 31, 2021 and related primarily to proceeds from the issuance of common stock and warrants of $61.4 million, proceeds on Siena revolving loan of $47,2 million and proceeds on GreenLake term loan of $28.5 million. Net cash used for financing activities included primarily $41.0 million for full payment on the PNC revolving loan and 12.4 million on the PNC term loan. For the comparable period, the first six months ended August 1, 2020, related primarily to principal payments on the PNC revolving loan of $18.0 million, principal payments on our PNC term loan of $1.4 million, finance lease payments of $49,000 and tax payments for restricted stock unit issuances of $17,000, offset by proceeds from our PNC revolving loan of $5.9 million and proceeds from the issuance of common stock and warrants of $4.0 million.

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

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference

3.2	By-Laws of the Registrant (as amended through July 16, 2019)	Incorporated by reference

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated December 13, 2019	Incorporated by reference

4.1	Restricted Stock Unit Award Agreement, dated June 9, 2021, by and between the Company and Invicta Watch Company of America, Inc	Incorporated by reference

4.2	Restricted Stock Unit Award Agreement, dated June 9, 2021, by and between the Company and Famjams Trading, LLC	Incorporated by reference

10.1	Confidential Vendor Exclusivity Agreement, dated June 9, 2021, by and between the Company and Invicta Watch Company of America, Inc.	Incorporated by reference

10.2	Confidential Vendor Exclusivity Agreement, dated June 9, 2021, by and between the Company and Famjams Trading, LLC	Incorporated by reference

10.3	Stock Purchase Agreement, dated June 9, 2021 by and between the Company and ALCC, LLC	Incorporated by reference

10.4	Employment Offer Letter, dated June 16, 2021, by and between the Company and Montgomery Wageman	Incorporated by reference

10.5

Loan and Security Agreement, dated July 30, 2021, by and among the iMedia Brands, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, Siena Lending Group LLC and the other financial institutions party thereto from time to time, Siena Lending Group LLC, as agent, and VVI Fulfillment Center, Inc., EP Properties, LLC and Portal Acquisition Company, as guarantors

Incorporated by reference

10.6	Promissory Note Secured by Mortgages, dated July 30, 2021, by and among VVI Fulfilment Center, Inc. and EP Properties, LLC, as borrowers, and GreenLake Real Estate Finance LLC, as lender	Incorporated by reference

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101

The following materials from iMedia Brands, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended July 31, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operation; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) Condensed Consolidated Statement of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc.
(Registrant)
September 3, 2021	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer
(Principal Executive Officer)

September 3, 2021	By:	/s/ MONTGOMERY R. WAGEMAN
Montgomery R. Wageman
Chief Financial Officer
(Principal Financial and Accounting Officer)