Form 10-Q
period 2021-10-30
iMedia Brands, Inc.
filed 2021-12-07
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

952-943-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMBI	The Nasdaq Stock Market, LLC
8.5% Senior Notes due 2026	IMBIL	The Nasdaq Stock Market, LLC

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

As of December 1, 2021 there were 21,560,514 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

October 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 30, 2021	January 30, 2021

	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash	$51,352	$15,485
Restricted Cash	2,168	—
Accounts receivable, net	66,948	61,951
Inventories	92,001	68,715
Current portion of television broadcast rights, net	21,349	19,725
Prepaid expenses and other	15,922	7,853
Total current assets	249,740	173,729
Property and equipment, net	44,932	41,988
Television broadcast rights, net	41,865	7,028
Intangible assets and goodwill, net	35,769	2,359
Other assets	13,161	1,533
TOTAL ASSETS	$385,467	$226,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,235	$77,995
Accrued liabilities	39,592	29,509
Current portion of television broadcast rights obligations	25,937	29,173
Current portion of long term credit facility	—	2,714
Current portion of operating lease liabilities	1,046	462
Deferred revenue	541	213
Total current liabilities	129,351	140,066
Long term broadcast rights liability	45,742	7,358
Other long term liabilities	13,403	1,497
Long term credit facility	46,650	50,666
8.50% Senior Unsecured Notes	73,768	—
Total liabilities	308,914	199,587
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 shares authorized as of October 30, 2021 and January 30, 2021; 21,560,514 and 13,019,061 shares issued and outstanding as of October 30, 2021 and January 30, 2021	213	130
Additional paid-in capital	537,987	474,375
Accumulated deficit	(464,424)	(447,455)
Accumulated other comprehensive loss	(371)	—
Total shareholders’ equity	73,405	27,050
Equity of the non-controlling interest	$3,148	$—
Total equity	$76,553	$27,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$385,467	$226,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

	(In thousands, except share and per share data)
Net sales	$130,681	$109,025	$357,325	$329,374
Cost of sales	76,260	68,211	208,911	206,711
Gross profit	54,421	40,814	148,414	122,663
Operating expense:
Distribution and selling	39,302	31,490	108,907	97,100
General and administrative	10,746	4,687	24,569	15,158
Depreciation and amortization	9,741	7,977	24,727	16,700
Restructuring costs	634	55	634	264
Total operating expense	60,423	44,209	158,837	129,222
Operating loss	(6,002)	(3,395)	(10,423)	(6,559)
Other income (expense):
Interest income	85	1	124	2
Interest expense	(3,551)	(1,339)	(6,245)	(3,920)
Loss on debt extinguishment	(9)	—	(663)	—
Total other expense, net	(3,475)	(1,338)	(6,784)	(3,918)
Loss before income taxes	(9,477)	(4,733)	(17,207)	(10,477)
Income tax provision	(15)	(15)	(45)	(45)
Net loss	$(9,492)	$(4,748)	$(17,252)	$(10,522)
Less: Net loss attributable to non-controlling interest	—	—	(282)	—
Net loss attributable to shareholders	(9,492)	(4,748)	(16,970)	(10,522)
Net loss per common share	$(0.44)	$(0.39)	$(0.91)	$(1.05)
Net loss per common share — assuming dilution	$(0.44)	$(0.39)	$(0.91)	$(1.05)
Weighted average number of common shares outstanding:
Basic	21,503,340	12,177,990	18,710,658	10,000,383
Diluted	21,503,340	12,177,990	18,710,658	10,000,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
	of Shares	Par Value	Capital	Deficit	Income (Loss)	Interest	Equity

For the Nine-Month Period Ended October 30, 2021	(In thousands, except share data)
BALANCE, January 30, 2021	13,019,061	$130	$474,375	$(447,455)	$—	$—	$27,050
Net loss	—	—	—	(3,228)	—	(150)	(3,378)
Common stock issuances pursuant to equity compensation awards	76,341	1	(262)	—	—	—	(261)
Share-based payment compensation	—	—	668	—	—	—	668
Common stock and warrant issuance	3,289,000	33	21,191	—	—	—	21,224
Investment of non-controlling interest	—	—	—	—	—	3,430	3,430
BALANCE, May 1, 2021	16,384,402	164	495,972	(450,683)	—	3,280	48,733
Net loss	—	—	—	(4,249)	—	(132)	(4,381)
Common stock issuances pursuant to equity compensation awards	39,094	—	—	—	—	—	—
Share-based payment compensation	—	—	768	—	—	—	768
Common stock and warrant issuance	4,830,918	48	40,095	—	—	—	40,143
BALANCE, July 31, 2021	21,254,414	$212	$536,835	$(454,932)	$—	$3,148	$85,263
Net loss	—	—	—	(9,492)	—	—	(9,492)
Common stock issuances pursuant to equity compensation awards	306,100	1	67	—	—	—	68
Share-based payment compensation	—	—	949	—	—	—	949
Common stock issuance	—	—	136	—	—	—	136
Other Comprehensive Income (loss)	—	—	—	—	(371)	—	(371)
BALANCE, October 30, 2021	21,560,514	$213	$537,987	$(464,424)	$(371)	$3,148	$76,553

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
	of Shares	Par Value	Capital	Deficit	Income (loss)	Interest	Equity

For the Nine-Month Period Ended October 31, 2020	(In thousands, except share data)
BALANCE, February 1, 2020	8,208,227	$82	$452,833	$(434,221)	$—	$—	$18,694
Net loss	—	—	—	(6,828)	—	—	(6,828)
Common stock issuances pursuant to equity compensation awards	32,652	1	(3)	—	—	—	(2)
Share-based payment compensation	—	—	615	—	—	—	615
Common stock and warrant issuance	731,937	7	1,418	—	—	—	1,425
BALANCE, May 2, 2020	8,972,816	90	454,863	(441,049)	—	—	13,904
Net loss	—	—	—	1,054	—	—	1,054
Common stock issuances pursuant to equity compensation awards	64,456	1	(6)	—	—	—	(5)
Share-based payment compensation	—	—	108	—	—	—	108
Common stock and warrant issuance	1,104,377	10	2,375		—	—	2,385
BALANCE, August 1, 2020	10,141,649	$101	$457,340	$(439,995)	$—	$—	$17,446
Net loss	—	—	—	(4,748)	—	—	(4,748)
Common stock issuances pursuant to equity compensation awards	313	—	(1)	—	—	—	(1)
Exercise of warrants	114,698	1	(1)	—	—	—	—
Share-based payment compensation	—	—	504	—	—	—	504
Common stock and warrant issuance	2,760,000	28	15,805	—	—	—	15,833
BALANCE, October 31, 2020	13,016,660	$130	$473,647	$(444,743)	$—	$—	$29,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine-Month Period Ended
	October 30, 2021	October 31, 2020
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(17,252)	$(10,522)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	27,565	19,697
Share-based payment compensation	2,385	1,227
Payments for television broadcast rights	(21,926)	(5,292)
Amortization of deferred financing costs	556	148
Loss on debt extinguishment	663	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,453	10,055
Inventories	(17,996)	7,197
Deferred revenue	10	90
Prepaid expenses and other	(8,269)	1,472
Accounts payable and accrued liabilities	(18,046)	(14,964)
Net cash (used for) provided by operating activities	(48,857)	9,108
INVESTING ACTIVITIES:
Property and equipment additions	(7,247)	(3,680)
Acquisitions	(23,500)	—
Vendor exclusivity deposit	(6,000)	—
Net cash used for investing activities	(36,747)	(3,680)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	56,736	14,400
Proceeds from issuance of common stock and warrants	61,368	20,043
Proceeds from issuance of term loan	28,500	—
Proceeds from issuance of long term bonds	80,000	—
Payments on revolving loan	(77,736)	(28,800)
Payments on term loan	(12,440)	(2,036)
Payments for business acquisition	—	(238)
Payments for common stock issuance costs	—	(39)
Payments on finance leases	(70)	(75)
Payments for restricted stock issuance	(134)	(8)
Payments for deferred financing costs	(11,180)	—
Payments on sellers note	(1,000)	—
Payments for debt extinguishment costs	(405)	—
Net cash provided by financing activities	123,639	3,247
Net increase in cash and restricted cash	38,035	8,675
BEGINNING CASH AND RESTRICTED CASH	15,485	10,287
ENDING CASH AND RESTRICTED CASH	$53,520	$18,962
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,612	$3,307
Income taxes paid	$62	$80
Television broadcast rights obtained in exchange for liabilities	$55,647	$30,633
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$915	$459
Other long term liability issued in exchange for acquired assets	$10,000	$-
Common stock issuance costs included in accrued liabilities	$122	$361
Equipment acquired through finance lease obligations	$-	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2021

(Unaudited)

(1)   General

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is a leading interactive media company capitalizing on the convergence of entertainment, ecommerce, and advertising. The Company owns a growing, global portfolio of Entertainment, Consumer Brands and Media Commerce Services businesses that cross promote and exchange data with each other to optimize the engagement experiences it creates for advertisers and consumers. The Company’s growth strategy revolves around its ability to increase its expertise and scale using interactive video to engage customers within multiple business models and multiple sales channels. The Company believes its growth strategy builds on its core strengths and provides an advantage in these marketplaces.

The Company’s entertainment television networks are ShopHQ, ShopBulldogTV, ShopHealthHQ and the newly acquired 123tv. ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories, directly to consumers 24 hours a day using engaging interactive video. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men. ShopHealthHQ, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.  123tv, which the Company acquired on November 5, 2021 (see Note 17 – “Subsequent Events” for additional information), is the leading German interactive media company, disrupting Germany's TV retailing marketplace with its expertise in proprietary live and automated auctions that emotionally engage customers with 123tv's balanced merchandising mix of compelling products shipped directly to their homes.

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

The Company’s consumer brands include Christopher & Banks, J.W. Hulme Company ("J.W. Hulme"), Cooking with Shaquille O’Neal, Kate & Mallory, Live Fit MD and TheCloseout.com. Christopher & Banks and TheCloseout.com, a deeply discounted branded online marketplace, were acquired during the first quarter of fiscal year 2021.

The Company’s media commerce services brands are iMedia Digital Services (“iMDS”) and i3PL, the Company’s customer solutions and logistics services business. iMDS is comprised of Synacor’s Portal and Advertising business, which the Company purchased on July 30, 2021 (see Note #16 – “Business Acquisitions” for additional information), and its existing OTT app platform, Float Left.

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

(2)    Basis of Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 30, 2021 has been derived from the Company’s audited financial statements for the fiscal year ended January 30, 2021. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for fiscal year ended 2020. Operating results for the three and nine-month periods ended October 30, 2021 are not necessarily indicative of the results that may be expected for fiscal year ending January 29, 2022.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2020, ended on January 30, 2021, and consisted of 52 weeks. Fiscal 2021 will end January 29, 2022 and will contain 52 weeks. The three and nine-month periods ended October 30, 2021 and October 31, 2020 each consisted of 13 and 39 weeks.

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance on the accounting for credit losses on financial instruments, Topic 326, Financial Instruments—Credit Losses (Accounting Standards Update (“ASU” 2016-13)). Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition of allowances for losses. The Company adopted this guidance during the first quarter of fiscal 2021 and did not have a material impact on the Company’s condensed consolidated financial statements.

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

(3)   Revenue

Revenue Recognition

Revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue for services is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. As of October 30, 2021 and January 30, 2021, the Company recorded a merchandise return liability of $6,223,000 and $5,271,000, included in accrued liabilities, and a right of return asset of $3,139,000 and $2,749,000, included in Prepaid Expenses and Other.

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

As of October 30, 2021, the Company had no remaining performance obligations for contracts with original expected terms of one year or more. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less.

Accounts Receivable

The Company’s accounts receivable is comprised primarily of customer receivables from its ValuePay program, but also includes vendor receivables, credit card receivables and other receivables. The Company’s ValuePay program is an installment payment program that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies and are reflected net of reserves for estimated uncollectible amounts. As of October 30, 2021 and January 30, 2021, the Company had approximately $43,117,000 and $49,736,000 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $2,629,000 and $3,132,000. The decrease in the total reserve as a percentage of receivables is primarily due to the Company’s recently shortened active collections cycle, whereby the Company is pursuing collection for a shorter period prior to selling and writing off its receivables while yielding a comparable recovery rate.

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

The Company entered into a foreign currency forward contract on October 26, 2021 to reduce the short-term effects of foreign currency fluctuations on their investment in German subsidiary 123tv. The Company’s primary objective in holding derivatives is to reduce the volatility of their investment in 123tv associated with changes in foreign currency exchange rates. The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company does, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. Management does not expect material losses as a result of defaults by counterparties.

The fair values of the Company’s derivative instruments classified as Level 2 financial instruments and the line items within the accompanying consolidated balance sheets to which they were recorded are summarized as of October 30, 2021 and January 30, 2021, follows:

		October 30,	January 30,
	Balance Sheet Line Item	2021	2021
Derivatives designated as hedging instruments:
Foreign currency derivatives	Accrued liabilities	$371,000	$—
Total		371,000	—

		Three-Month Periods Ended		Nine-Month Periods Ended
	Line Item in Statement	October 30,	October 31,	October 30,	October 31,
	of Operations	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other income (expense)	$—	$—	$—	$—
Total		—	—	—	—

On September 28, 2021, the Company completed the transaction relating to the public offering, issuance and sale of $80.0 million aggregate principal amount of 8.50% Senior Unsecured Notes due 2026 (the “Notes”) at a public offering price equal to $25.00 per Note (the “Offering”). The Notes are classified as Level 2, will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year and will mature on September 30, 2026.

On July 30, 2021, the Company entered into long-term variable rate credit agreements with Siena Lending Group and Green Lake Real Estate Finance LLC, which are classified as Level 2 and had a combined carrying value of $46,650,000 as of October 30, 2021. The fair value of the Siena Lending Group and Green Lake Real Estate Finance LLC credit facilities approximated, and were based on, their carrying value due to the variable rate nature of the financial instrument.

The Company had no Level 3 investments that use significant unobservable inputs as of October 30, 2021 and January 30, 2021.

Also, on July 30, 2021, the PNC revolver and term loan were paid in full, and the PNC Credit Facility was terminated. As of October 30, 2021 and January 30, 2021, the Company’s long-term variable rate PNC Credit Facility (as defined below), classified as Level 2, had carrying values of $0 and $53,380,000. As of October 30, 2021 and January 30, 2021, $0 and $2,714,000 of the long-term variable rate PNC Credit Facility was classified as current. The fair value of the PNC Credit Facility approximated, and was based on, its carrying value due to the variable rate nature of the financial instrument.

(5)    Television Broadcast Rights

Television broadcast rights in the accompanying condensed consolidated balance sheets consisted of the following:

	October 30, 2021	January 30, 2021
Television broadcast rights	$99,301,000	$43,655,000
Less accumulated amortization	(36,087,000)	(16,902,000)
Television broadcast rights, net	$63,214,000	$26,753,000

During the first nine months of fiscal 2021 and full year fiscal 2020, the Company entered into certain affiliation agreements with television service providers for carriage of its television programming over their systems, including channel placement rights, which ensure the Company keeps its channel position on the service provider’s channel line-up during the term. The Company recorded television broadcast rights of $55.7 million and $30.6 million during the first nine months of fiscal year 2021 and 2020, which represent the present value of payments for the television broadcast rights associated with the channel position placement. Television broadcast rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television broadcast rights was 4.0 years as of October 30, 2021. Amortization expense related to the television broadcast rights was $8.0 million and $19.2 million for the three and nine-month periods ended October 30, 2021 and $6.2 million and $11.3 million for the three and nine-month periods ended October 31, 2020 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated broadcast rights amortization expense is $26.2 million for fiscal 2021, $18.2 million for fiscal 2022, $11.1 million for fiscal 2023, $11.1 million for fiscal 2024, $11.1 million for fiscal 2025 and $4.6 million thereafter. The liability relating to the television broadcast rights was $71.7 million as of October 30, 2021, of which $25.9 million was classified as current in the accompanying condensed consolidated balance sheets. Interest expense related to the television broadcast rights obligation was $952,000 and $2,049,000 during the three and nine-month periods ended October 30, 2021 and $488,000 and $891,000 during the three and nine-month periods ended October 31, 2020.

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

(6)    Intangible Assets

Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

		October 30, 2021		January 30, 2021
	Estimated	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
	(In Years)	Amount	Amortization	Amount	Amortization
Trade Names	3-15	$3,957,000	$(225,000)	$1,568,000	$(124,000)
Technology	4	11,133,000	(396,000)	772,000	(228,000)
Customer Lists	3-5	13,225,000	(339,000)	339,000	(93,000)
Vendor Exclusivity	5	192,000	(96,000)	192,000	(67,000)
Total finite-lived intangible assets		$28,507,000	$(1,056,000)	$2,871,000	$(512,000)

Goodwill		$8,318,000	$—	$—	$—
Total indefinite-lived intangible assets		$8,318,000	$—	$—	$—

Total finite- and indefinite-lived intangible assets		$36,825,000	$(1,056,000)	$2,871,000	$(512,000)

Finite-lived Intangible Assets

The finite-lived intangible assets are included in the accompanying condensed consolidated balance sheets within intangible assets and goodwill, net and consist of the J.W. Hulme trade name and customer list; the Float Left developed technology, customer relationships and trade name; a vendor exclusivity agreement; Christopher & Banks customer list; TCO technology and Portal and Ad business customer relationships and technology. Amortization expense related to the finite-lived intangible assets was $242,000 and $103,000 for the three-month periods ended October 30, 2021 and October 31, 2020 and $544,000 and $311,000 for the nine-month period ended October 30, 2021 and October 31, 2020. Estimated amortization expense is $3,809,000 for fiscal 2021, $5,739,000 for fiscal 2022, $5,680,000 for fiscal 2023, $5,484,000 for fiscal 2024, and $3,892,000 for fiscal 2025 and $3,401,000 thereafter.

Indefinite-lived Intangible Assets

The indefinite-lived intangible assets are included in the accompanying condensed consolidated balance sheets within intangible assets and goodwill, net and consist of goodwill associated with the purchase of the Portal and Advertising business from Synacor (see Notes to Condensed Consolidated Financial Statements - Note #16 – Business Acquisitions for additional information).

(7)   Credit Agreements

The Company’s long-term credit facilities consist of:

	October 30, 2021	January 30, 2021
PNC revolving loan due July 27, 2023, principal amount	$—	$41,000,000
Siena revolving loan due July 31, 2024, principal amount	20,000,000	—
PNC term loan due July 27, 2023, principal amount	—	12,441,000
GreenLake Real Estate Financing term loan due July 31, 2024, principal amount	28,500,000	—
Less unamortized debt issuance costs	(1,850,000)	(61,000)
GreenLake Real Estate Financing term loan due July 31, 2024, carrying amount	26,650,000	12,380,000
Total long-term credit facility	46,650,000	53,380,000
Less current portion of long-term credit facility	—	(2,714,000)
Long-term credit facility, excluding current portion	$46,650,000	$50,666,000

8.5% Senior Unsecured Notes, due 2026, principal amount	80,000,000	—
Less unamortized debt issuance costs	(6,232,000)	—
8.5% Senior Unsecured Notes, due 2026, carrying amount	73,768,000	—
Long-term credit facilities, excluding current portion	$120,418,000	$50,666,000

8.50% Senior Unsecured Notes

On September 28, 2021, the Company completed and closed on its $75.0 million offering of 8.50% Senior Unsecured Notes due 2026 (the “Notes”) and issued the Notes, including the purchase by the underwriters of $5.0 million aggregate principal amount of Notes upon the exercise in full of their option to purchase additional Notes. The Company received related net proceeds of $73.7 million after deducting the underwriting discount and estimated offering expenses payable by the Company (including fees and reimbursements to the underwriters). The Notes were issued under an indenture, dated 28, 2021 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated September 28, 2021 (the “Supplemental Indenture,” and the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), between the Company and the Trustee. The Notes were denominated in denominations of $25 and integral multiples of $25 in excess thereof.

The Notes will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year, and will mature on September 30, 2026.

The Notes are the senior unsecured obligations of the Company. There is no sinking fund for the Notes. The Notes are the obligations of iMedia Brands, Inc. only and are not obligations of, and are not guaranteed by, any of the Company’s subsidiaries. The Company may redeem the Notes for cash in whole or in part at any time at its option (i) on or after September 30, 2023 and prior to September 30, 2024, at a price equal to $25.75 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after September 30, 2024 and prior to September 30, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after September 30, 2025 and prior to maturity, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption. The Indenture provides for events of default that may, in certain circumstances, lead to the outstanding principal and unpaid interest of the Notes becoming immediately due and payable. If a Mandatory Redemption Event (as defined in the Supplemental Indenture) occurs, the Company will have an obligation to redeem the Notes, in whole but not in part, within 45 days after the occurrence of the Mandatory Redemption Event at a redemption price in cash equal to $25.50 per note plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Company used all of the net proceeds from the offering to fund its closing cash payment in connection with the acquisition of 123tv Invest GmbH and 123tv Holding GmbH (see Note 17 – “Subsequent Events” for additional information), and any remaining proceeds for working capital and general corporate purposes, which may include payments related to the acquisition.

The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Act”) on August 5, 2021 and declared effective by the Commission on August 12, 2020 (File No. 333-258519), a base prospectus included as part of the registration statement, and a prospectus supplement, dated September 23, 2021, filed with the Commission pursuant to Rule 424(b) under the Securities Act.

Siena Credit Facility

On July 30, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a loan and security agreement (as amended through September 20, 2021, the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80 million revolving line of credit. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets and the assets of its subsidiaries as further described in the Loan Agreement.

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

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum liquidity requirements of not less than $7,500,000, and then moving to $15,000,000, beginning after the close of the acquisition of 123tv until the Company’s maximum senior net leverage ratio is less than 2.50:1.00, as of the end of any fiscal month. The Loan Agreement also requires the Company maintain a maximum senior net leverage ratio of not less than 3.50:1.00 as of the last day of the fiscal quarters ending approximately October 31, 2021 and January 31, 2022; 3.25:1.00 as of the last day of the fiscal quarter ending approximately April 30, 2022; 3.00:1.00 as of the last day of the fiscal quarter ending approximately July 31, 2022; 2.75:1.00 as of the last day of the fiscal quarters ending approximately October 31, 2022 and January 31, 2023 and 2.50:1.00 as of the last day of the fiscal quarters ending approximately April 30, 2023 and thereafter. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to shareholders. The Company also pays a monthly fee at a rate equal to 0.50% per annum of the average daily unused amount of the credit facility for the previous month.

As of October 30, 2021, the Company had total borrowings of $20.0 million under its revolving line of credit with Siena. Remaining available capacity under the revolving line of credit as of October 30, 2021 was approximately $45.2 million, which provided liquidity for working capital and general corporate purposes. As of October 30, 2021, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

Interest expense recorded under the Siena Credit Facility was $766,000 for the three and nine-month periods ended October 30, 2021 and $0 for the three and nine-month periods ended October 31, 2020.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $2,597,000 and $0 as of October 30, 2021 and January 30, 2021 and are included within other assets within the accompanying condensed consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the Siena Loan Agreement.

GreenLake Real Property Financing

On July 30, 2021, two of the Company’s subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC (collectively, the “Borrowers”), and the Company, as guarantor, entered into that certain Promissory Note Secured by Mortgages (the “GreenLake Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) to the Borrowers in the original amount of $28,500,000. The GreenLake Note is secured by, among other things, mortgages encumbering the Company’s owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the GreenLake Note. Proceeds of borrowings shall be used to (i) pay fees and expenses related to the transactions contemplated by the GreenLake Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for working capital and general corporate purposes of the Company. The Company has also pledged the stock that it owns in the Borrowers to secure its guarantor obligations.

The GreenLake Note is scheduled to mature on July 31, 2024. The borrowings, which include all amounts advanced under the GreenLake Note, bear interest at 10.00% per annum or, at the election of the Lender upon no less than 30 days prior written notice to the Borrowers, at a floating rate equal to the prime rate plus 200 basis points.

The Borrowers may prepay the GreenLake Note in full (but not in part) before July 30, 2022 (the “Lockout Date”) upon payment of a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through the Lockout Date. After the Lockout Date, the GreenLake Note may be prepaid in full or in any installment greater than or equal to $100,000 without any prepayment penalty or premium on 90 days’ prior written notice from Borrowers to GreenLake.

The GreenLake Note contains customary representations and warranties and financial and other covenants and conditions, including, a requirement that the Borrowers comply with all covenants set forth in the Loan Agreement described above. The GreenLake Note also contains certain customary events of default.

As of October 30, 2021, there was $28.5 million outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

Interest expense recorded under the GreenLake Note was $904,000 for the three and nine-month periods ended October 30, 2021 and $0 for the three and nine-month periods ended October 31, 2020.

PNC Credit Facility

On February 9, 2012, the Company entered into a credit and security agreement (as amended through February 5, 2021, the "PNC Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On July 30, 2021, the PNC revolver and term loan were paid in full and the PNC Credit Facility was terminated through a refinancing with Siena and GreenLake. The Company recognized $663,000 in related debt extinguishment costs in fiscal 2021 which included both the write-off of remaining deferred financing costs related to the PNC term loan and revolver, as well as a prepayment penalty per the PNC Credit Facility.

The PNC Credit Facility, which included CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provided a revolving line of credit of $70.0 million and provided for a term loan. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility were equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

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

The revolving line of credit under the PNC Credit Facility bore interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3.5% on Base Rate advances and 3% and 4.5% on LIBOR advances based on the Company’s trailing twelve-month reported leverage ratio (as defined in the PNC Credit Facility). The term loan bore interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans.

Interest expense recorded under the PNC Credit Facility was $0 and $1,558,000 for the three and nine-month periods ended October 30, 2021 and $743,000 and $2,767,000 for the three and nine-month periods ended October 31, 2020.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $0 and $243,000 as of October 30, 2021 and January 30, 2021 and are included within other assets within the accompanying condensed consolidated balance sheets.

The aggregate maturities of borrowings outstanding under the Company’s long-term debt obligations as of October 30, 2021 were as follows:

	Real Estate Financing	Siena	8.5% Senior
Fiscal year	Term Loan	Revolving Loan	Unsecured Notes	Total
2021	$—	$—	$—	$—
2022	—	—	—	—
2023	—	—	—	—
2024	28,500	20,000	—	48,500
2025 and thereafter	—	—	80,000	80,000
	$28,500	$20,000	$80,000	$128,500

Restricted Cash

The Company is required to keep cash in a restricted account in order to secure letters of credit to purchase inventory as well as to secure the Company’s corporate purchasing card program. Any interest income earned is recorded in that period. The Company had $2,167,500 and $0 in restricted cash accounts as of October 30, 2021 and October 31, 2020.

Cash Requirements

Currently, the Company’s principal cash requirements are to fund business operations, which consist primarily of purchasing inventory for resale, funding ValuePay installment receivables, funding the Company’s basic operating expenses, particularly the Company’s contractual commitments for cable and satellite programming distribution, funding debt service payments and the funding of necessary capital expenditures. The Company closely manages its cash resources and working capital. The Company attempts to manage its inventory receipts and reorders in order to ensure its inventory investment levels remain commensurate with the Company’s current sales trends. The Company also monitors the collection of its credit card and ValuePay installment receivables and manages vendor payment terms in order to more effectively manage the Company’s working capital which includes matching cash receipts from the Company’s customers to the extent possible with related cash payments to the Company’s vendors. ValuePay remains a cost-effective promotional tool for the Company. The Company continues to make strategic use of its ValuePay program in an effort to increase sales and to respond to similar competitive programs.

The Company’s ability to fund operations, debt service and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins and to use available funds from its Siena Loan Agreement. The Company’s ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility’s covenants (as described above). Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs, debt service payments and planned capital expenditures and meet credit facility covenants, and its cash reserves are depleted, the Company may need to take actions that are within the Company’s control, such as further reductions or delays in capital investments, additional reductions to the Company’s workforce, reducing or delaying strategic investments or other actions. The Company believes that it is probable its existing cash balances and its availability under the Siena Loan Agreement, will be sufficient to fund the Company’s normal business operations over the next twelve months from the issuance of this report.

(8)   Shareholders’ Equity

Common Stock

The Company is authorized to issue 10,000,000 shares of capital stock, of which 400,000 is designated as Series A Junior Participating Cumulative Preferred Stock, and 20,000,000 shares of common stock. As of October 30, 2021, no shares of preferred stock were issued or outstanding and 21,560,514 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Company’s Siena Loan Agreement.

Public Offerings

On June 9, 2021, the Company completed a public offering, in which the Company issued and sold 4,830,918 shares of our common stock at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $40.1 million. The Company has used or intends to use the proceeds for general working capital purposes, including potential acquisitions of businesses and assets that are complementary to our operations.

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

Warrants

As of October 30, 2021, the Company had outstanding warrants to purchase 1,416,504 shares of the Company’s common stock, of which 1,416,504 were fully exercisable. The warrants expire approximately five years from the date of grant. The following table summarizes information regarding warrants outstanding at October 30, 2021:

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

Stock-Based Compensation - Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $64,000 and $5,000 for the third quarters of fiscal 2021 and fiscal 2020 and $116,000 and $116,000 for the first nine months of fiscal 2021 and 2020. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

The fair value of each time-based vesting option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. Expected term is calculated using the simplified method taking into consideration the option’s contractual life and vesting terms. The Company uses the simplified method in estimating its expected option term because it believes that historical exercise data cannot be accurately relied upon at this time to provide a reasonable basis for estimating an expected term due to the extreme volatility of its stock price and the resulting unpredictability of its stock option exercises. The risk-free interest rate for periods within the contractual life of the option is based on the comparable U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

Fiscal 2021
Expected volatility:	85%
Expected term (in years):	6 years
Risk-free interest rate:	1.02%

A summary of the status of the Company’s stock options outstanding as of October 30, 2021 and changes during the nine months then ended is as follows:

	2020	Weighted		Weighted		Weighted
	Equity	Average		Average		Average
	Incentive	Exercise	2011	Exercise	2004	Exercise
	Plan	Price	Plan	Price	Plan	Price
Balance outstanding, January 30, 2021	—	$—	34,000	$12.87	3,000	$53.49
Granted	127,000	$7.71	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	—	$—	—	$—	—	$—
Balance outstanding, October 30, 2021	127,000	$7.71	34,000	$12.87	3,000	$53.49
Options exercisable at October 30, 2021	—	$—	30,000	$13.67	3,000	$53.49

The following table summarizes information regarding stock options outstanding as of October 30, 2021:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
			Average				Average
		Weighted	Remaining			Weighted	Remaining
		Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic	Number of	Exercise	Life	Intrinsic
Option Type	Shares	Price	(Years)	Value	Shares	Price	(Years)	Value
2020 Incentive:	127,000	$7.71	9.6	$—	111,000	7.71	9.6	$—
2011 Incentive:	34,000	$12.87	5.3	$13,000	33,000	$13.01	5.3	$12,000
2004 Incentive:	3,000	$53.49	2.4	$—	3,000	$53.49	—	$—

The weighted average grant-date fair value of options granted in the first, second and third quarters of fiscal 2021 was $6.38, $6.41 and $6.08, respectively. The total intrinsic value of options exercised during the first, second and third quarters of fiscal 2021 and fiscal 2020 was $0. As of October 30, 2021, total unrecognized compensation cost related to stock options was $340,000 and was expected to be recognized over a weighted average period of approximately 2.5 years.

Stock-Based Compensation - Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $53,000 and $(219,000) for the third quarters of fiscal 2021 and fiscal 2020 and $246,000 and $(55,000) for the first three quarters of fiscal 2021 and 2020. As of October 30, 2021, there was $2,490,000 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.5 years. The total fair value of restricted stock units vested during the first nine months of fiscal 2021 and fiscal 2020 was $1,255,000 and $316,000. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of October 30, 2021 and changes during the nine-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, January 30, 2021	60,000	$3.52	736,000	$4.03	146,000	$1.69	942,000	$3.64
Granted	—	$—	824,000	$9.33	77,000	$8.72	901,000	$9.28
Vested	—	$—	(336,000)	$5.83	—	$—	(336,000)	$5.83
Forfeited	—	$—	(42,000)	$4.15	—	$—	(42,000)	$4.15
Non-vested outstanding, October 30, 2021	60,000	$3.52	1,182,000	$7.39	223,000	$4.13	1,465,000	$6.74

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

A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic net income (loss) per share and diluted net income (loss) per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,492,000)	$(4,748,000)	$(16,970,000)	$(10,522,000)
Earnings allocated to participating share awards	—	—	—	—
Net loss attributable to common shares — Basic and diluted	$(9,492,000)	$(4,748,000)	$(16,970,000)	$(10,522,000)
Denominator:
Weighted average number of common shares outstanding — Basic (a)	21,503,340	12,177,990	18,710,658	10,000,383
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of common shares outstanding — Diluted	21,503,340	12,177,990	18,710,658	10,000,383
Net loss per common share	$(0.44)	$(0.39)	$(0.91)	$(1.05)
Net loss per common share — assuming dilution	$(0.44)	$(0.39)	$(0.91)	$(1.05)
(a)	For the three and nine-month periods ended October 30, 2021, the basic earnings per share computation included 21,000 outstanding fully-paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share.
(b)	For the three and nine-month periods ended October 30, 2021 and October 31, 2020 there were 658,000 and 796,000 and 992,000 and 476,000 incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(10)   Business Segments and Sales by Product Group

During fiscal year 2019, the Company changed its reportable segments into two reporting segments: “ShopHQ” and “Emerging Business.” In light of strategic shifts in the Company’s emerging businesses, the Company’s Chief Executive Officer, the chief operating decision maker, began reviewing operating results of the Emerging Business segment separately from its core business, ShopHQ. The chief operating decision maker is the Company’s Chief Executive Officer. These segments reflect the way the Company’s chief operating decision maker evaluates the Company’s business performance and manages its operations. Substantially all of the Company’s sales are made to customers residing in the United States.

The Company does not allocate assets between the segments for its internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the first nine months of fiscal 2021 and fiscal 2020. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to its operating segments based on their estimated usage and based on how the Company manages the business.

ShopHQ Reporting Segment

The ShopHQ segment encompasses the Company’s flagship nationally distributed entertainment television network. ShopHQ informs, promotes, demonstrates and sells its products to consumers using interactive video across multiple sales channels including linear television, online streaming, mobile and social platforms, brick and mortar retail, and OTT and CTV platforms such as Roku, AppleTV and Samsung connected televisions.

Emerging Business Reporting Segment

The Emerging Business segment consists of the Company’s early developing brands and business models. This segment includes the Company’s owned and operated consumer brands that include Christopher & Banks, J.W. Hulme, Cooking with Shaquille O’Neal, Kate & Mallory, Live Fit MD and TheCloseout.com and the Company’s media commerce services brand iMedia digital services and niche television networks ShopBulldogTV and ShopHealthHQ.

Net Sales by Segment and Significant Product Groups

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

	(in thousands)
ShopHQ
Net merchandise sales by category:
Jewelry & Watches	$38,269	$36,744	$122,568	$115,204
Home	15,166	14,805	42,711	39,947
Beauty & Health	21,139	31,105	57,043	98,539
Fashion & Accessories	12,697	9,787	38,388	33,462
All other (primarily shipping & handling revenue)	10,087	11,841	30,617	31,599
Total ShopHQ	97,358	104,282	291,327	318,751
Emerging Business	33,323	4,743	65,998	10,623
Consolidated net sales	$130,681	$109,025	$357,325	$329,374

Performance Measures by Segment

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

	(in thousands)
Gross profit
ShopHQ	$41,427	$38,801	$121,115	$118,487
Emerging Business	12,994	2,013	$27,299	$4,176
Consolidated gross profit	$54,421	$40,814	$148,414	$122,663

Operating income (loss)
ShopHQ	$(6,804)	$(2,443)	$(11,471)	$(2,498)
Emerging Business	802	(952)	1,048	(4,061)
Consolidated operating loss	$(6,002)	$(3,395)	$(10,423)	$(6,559)

Depreciation and amortization
ShopHQ (a)	$10,249	$8,758	$26,483	$19,176
Emerging Business	428	194	1,082	521
Consolidated depreciation and amortization	$10,677	$8,952	$27,565	$19,697

(a) Includes distribution facility depreciation of $936,000 and $975,000 for the three-month periods ended October 30, 2021 and October 31, 2020 and $2,838,000 and $2,997,000 for nine-month periods ended October 30, 2021 and October 31, 2020. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations.

(11)   Leases

The Company leases certain property and equipment, such as transmission, production, satellite transponder and office equipment. The Company also leases office space used by its Emerging segment’s iMedia Digital Services and retail space used by its Emerging segment consumer brands, J.W. Hulme and Christopher Banks. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the accompanying condensed consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company’s leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of October 30, 2021, the lease liability and right-of-use assets did not include any lease extension options.

The Company has lease agreements with lease and non-lease components and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost	$323,000	$241,000	$884,000	$731,000
Short-term lease cost	34,000	15,000	64,000	60,000
Variable lease cost (a)	31,000	19,000	73,000	72,000
(a)	Includes variable costs of finance leases.

For the three-month periods ended October 30, 2021 and October 31, 2020, finance lease costs included amortization of right-of-use assets of $16,000 and $26,000 and interest on lease liabilities of $1,000 and $2,000. For the nine-month periods ended October 30, 2021 and October 31, 2020, finance lease costs included amortization of right-of-use assets of $70,000 and $76,000 and interest on lease liabilities of $2,300 and $5,000.

Supplemental cash flow information related to leases were as follows:

	For the Nine-Month Periods Ended
	October 30, 2021	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$822,000	$824,000
Operating cash flows used for finance leases	2,000	5,000
Financing cash flows used for finance leases	70,000	75,000

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	3,268,000	1,299,000
Finance leases	—	62,000

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	October 30 2021	October 31, 2020
Weighted average remaining lease term:
Operating leases	3.5 years	2.6 years
Finance leases	0.6 years	1.3 years

Weighted average discount rate:
Operating leases	6.4%	6.8%
Finance leases	5.8%	5.7%

Supplemental balance sheet information related to leases is as follows:

		October 30,	January 30,
Leases	Classification	2021	2021
Assets
Operating lease right-of-use assets	Other assets	$3,523,000	$1,116,000
Finance lease right-of-use assets	Property and equipment, net	35,000	101,000
Total lease right-of-use assets		$3,558,000	$1,217,000

Operating lease liabilities
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$1,046,000	$462,000
Operating lease liabilities, excluding current portion	Other long term liabilities	2,568,000	646,000
Total operating lease liabilities		3,614,000	1,108,000

Finance lease liabilities
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	35,000	86,000
Finance lease liabilities, excluding current portion	Other long term liabilities	—	19,000
Total finance lease liabilities		35,000	105,000
Total lease liabilities		$3,649,000	$1,213,000

Future maturities of lease liabilities as of October 30, 2021 are as follows:

Fiscal year	Operating Leases	Finance Leases
2021	$320,000	$17,000
2022	1,271,000	19,000
2023	1,106,000	—
2024	889,000	—
Thereafter	708,000	—
Total lease payments	4,294,000	36,000
Less imputed interest	(680,000)	(1,000)
Total lease liabilities	$3,614,000	$35,000

As of October 30, 2021, the Company had no operating or finance leases that had not yet commenced.

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

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $35.7 million and $41.2 million during the first nine months of fiscal 2021 and fiscal 2020. In addition, during the first nine months of fiscal 2020, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of October 30, 2021 and January 30, 2021, the Company had a net trade receivable balance owed by Sterling Time of $1.0 million and a net trade payable balance owed to Sterling Time of $825,000.

Transactions with Retailing Enterprises

As of October 30, 2021 and January 30, 2021, the Company had a net trade receivable balance owed by Retailing Enterprises, LLC of $251,000 and $641,000 relating to warehouse services provided by the Company. As of October 30, 2021 and January 30, 2021, the Company accrued commissions of $142,000 and $263,000 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $21.7 million and $12.6 million during the nine months of 2021 and 2020. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $4,000 and $41,000 during the nine months of 2021 and 2020. As of October 30, 2021 and January 30, 2021, the Company had a net trade receivable balance owed by Famjams Trading of $4.4 million and $900,000.

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $478,000 and $567,000 during the first nine months of fiscal 2021 and 2020. As of October 30, 2021 and January 30, 2021, the Company had a net trade payable balance owed to TWI Watches of $141,000 and $256,000.

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

During the third quarter of fiscal 2021, the Company implemented an additional cost optimization initiative. As a result of the third quarter fiscal 2021 cost optimization initiative, the Company recorded restructuring charges of $634,000 for the three-month period ended October 30, 2021, which relate primarily to severance associated with the additional consolidation and elimination of positions across the Company’s ShopHQ segment. These initiatives were substantially complete and remain unpaid as of October 30, 2021.

The following table summarizes the significant components and activity under the restructuring program for the nine-month period ended October 30, 2021:

	Balance at			Balance at
	January 30,			October 30,
	2021	Charges	Cash Payments	2021
Severance	$42,000	$634,000	$(42,000)	$634,000
Other incremental costs	5,000	—	(5,000)	—
	$47,000	$634,000	$(47,000)	$634,000

The liability for restructuring accruals is included in accrued liabilities within the accompanying condensed consolidated balance sheets.

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

Based on the preliminary valuation, the total consideration of $30.0 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Accounts Receivable and Prepaid	$8,019,000
Fixed assets	805,000
Goodwill and Intangible assets	28,429,000
Liabilities assumed	(7,253,000)
Total consideration	$30,000,000

Goodwill and intangible assets have been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $28.4 million, which was primarily related to the acquisition of customer relationships, technology platforms, and goodwill.

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

On March 1, 2021, the Company acquired all of the assets of Christopher & Banks, LLC (“C&B”). The acquisition of C&B was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $3.5 million cash and assumed liabilities with a fair value of $4.2 million. In addition, the Company is obligated to issue common shares to Hilco with a value of $1.5 million as additional consideration. The Company expects to issue these shares in the fourth quarter of 2021. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

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

(17)  Subsequent Events

Acquisition of 1-2-3.tv Group

On November 5, 2021, the Company and its wholly-owned subsidiary iMedia&123tv Holding GmbH (the “Subsidiary”) completed the acquisition (the “Acquisition”) of all of the issued and outstanding equity interests of 123tv Invest GmbH and 123tv Holding GmbH (collectively with their direct and indirect subsidiaries, the “1-2-3.tv Group”) from Emotion Invest GmbH & Co. KG, BE Beteiligungen Fonds GmbH & Co. geschlossene Investmentkommanditgesellschaft and Iris Capital Fund II (collectively, the “Sellers”) pursuant to the Sale and Purchase Agreement, dated September 22, 2021, among the Company, the Subsidiary, and the Sellers (the “Purchase Agreement”).

At the closing of the Acquisition (the “Closing”), the Company acquired 1-2-3.tv Group from the Sellers for an aggregate purchase price of EUR 80.0 million ($93.0 million based on the November 5, 2021 exchange rate) (the “Enterprise Value”). The Company also paid to the Sellers EUR 3.3 million ($3.8 million based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s cash on-hand as of July 31, 2021 and EUR 2.9 million ($3.4 million based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s excess working capital above the 1-2-3.tv Group’s trailing twelve-month average as of July 31, 2021. The Enterprise Value consideration consisted of the payment to the Sellers of EUR 62.0 million in cash at the Closing ($72.1 million based on the November 5, 2021 exchange rate) and the Company entering into a vendor loan agreement in the principal amount of EUR 18.0 million ($20.9 million based on the November 5, 2021 exchange rate) (the “Vendor Loan Agreement”).  The Vendor Loan is payable in two EUR 9.0 million ($10.5 million based on the November 5, 2021 exchange rate) installments due on the first and second anniversaries of the issuance date. The Vendor Loan bears interest at a rate equal to 8.5% per annum, payable semi-annually commencing on the six-month anniversary of the Closing.

The Purchase Agreement provides that the Sellers may receive additional consideration from the Subsidiary, if earned, in the form of earn-out payments in the amount of up to EUR 14.0 million ($16.5 million based on the September 13, 2021 exchange rate) based on revenues of the 1-2-3.tv Group during 2022, and up to an additional EUR 14.0 million per year for 2023 and 2024 based on revenues of the 1-2-3.tv Group during each of 2023 and 2024, with the ability of the Sellers to earn amounts in excess of the EUR 14.0 million in 2023 and 2024 in the event the maximum earn-out payments are not earned in either 2022 or 2023, respectively; provided, that in no event shall the total earn-out amount exceed EUR 42.0 million ($49.6 million based on the September 13, 2021 exchange rate). The Company has agreed to guarantee all obligations of the Subsidiary under the Purchase Agreement and the Vendor Loan.

The Purchase Agreement contains customary representations, warranties and covenants by each of the parties. The Purchase Agreement also provides that the parties will indemnify each other for certain liabilities arising under the Purchase Agreement, subject to various limitations, including, among other things, thresholds, caps and time limitations. The Subsidiary has obtained representation and warranty insurance that provides exclusive coverage for certain breaches of, and inaccuracies in, representations and warranties made by Sellers in the Purchase Agreement, subject to exclusions, deductibles and other terms and conditions.

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

Overview

Our Company

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is a leading interactive media company capitalizing on the convergence of entertainment, ecommerce, and advertising. We own a growing, global portfolio of Entertainment, Consumer Brands and Media Commerce Services businesses that cross promote and exchange data with each other to optimize the engagement experiences it creates for advertisers and consumers.  Our growth strategy revolves around our ability to increase our expertise and scale using interactive video to engage customers within multiple business models and multiple sales channels. We believe our growth strategy builds on our core strengths and synergies and provides us an advantage in these marketplaces.

Our television networks are ShopHQ, ShopBulldogTV, ShopHealthHQ and the newly acquired 123tv. ShopHQ is our flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories directly to consumers 24 hours a day using engaging interactive video. ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men. ShopHealthHQ, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services. 123tv, which the Company acquired on November 5, 2021 is the leading German interactive media company, disrupting Germany's TV retailing marketplace with its expertise in proprietary live and automated auctions that emotionally engage customers with 123tv's balanced merchandising mix of compelling products shipped directly to their homes.

Our engaging, interactive video programming is distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunications companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online at shophq.com, shopbulldogtv.com and shophealthhq.com, which are comprehensive digital commerce platforms that sell products which appear on the Company’s television lifestyle networks as well as an extended assortment of online-only merchandise. Our interactive video is also available on the OTT and CTV platforms such as Roku, Apple TV, Samsung connected televisions, and on mobile devices, including smartphones and tablets, and through the leading social media channels.

Our consumer brands include Christopher & Banks, J.W. Hulme Company ("J.W. Hulme"), Cooking with Shaquille O’Neal, Kate & Mallory, Live Fit MD and TheCloseout.com. Christopher & Banks and TheCloseout.com, a deeply discounted branded online marketplace, were acquired during the first quarter of fiscal year 2021.

Our media commerce services brands are iMedia Digital Services (“iMDS”) and i3PL, the Company’s customer solutions and logistics services business. iMDS is comprised of Synacor’s Portal and Advertising business, which the Company purchased on July 30, 2021 (see Notes to Condensed Consolidated Financial Statements - Footnote #16 – Business Acquisitions for additional information), and its existing OTT app platform, Float Left.

Our Corporate Website

Our iMedia Brands corporate website is imediabrands.com and our Nasdaq trading symbols are IMBI and IMBIL. Our annual report is filed as our Form 10-K. We issue quarterly reports on Form 10-Q and our current third quarter press release is filed on Form 8-K. Proxy and information statements, and amendments to these reports if applicable, are available, without charge, in the investor relations section of our corporate website, imediabrands.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting our Legal Department, iMedia Brands, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

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

Summary Results for the Third quarter of Fiscal 2021

Consolidated net sales for our fiscal 2021 third quarter were $130.7 million compared to $109.0 million for our fiscal 2020 third quarter, which represents a 19.9% increase. We reported an operating loss of $6.0 million and a net loss of $9.5 million for our fiscal 2021 third quarter. We reported an operating loss of $3.4 million and a net loss of $4.7 million for our fiscal 2020 third quarter.

Consolidated net sales for the first nine months of fiscal 2021 were $357.3 million compared to $329.4 million for the first nine months of fiscal 2020, which represents an 8.5% increase. We reported an operating loss of $10.4 million and a net loss of $17.3 million for the first nine months of fiscal 2021. The operating and net loss for the first nine months of fiscal 2021 included transaction, settlement and integration costs totaling $5.8 million, a loss on debt extinguishment of $663,000, restructuring costs of $634,000 and one-time customer concessions of $341,000. We reported an operating loss of $6.6 million and a net loss of $10.5 million for the first nine months of fiscal 2020. The operating and net loss for the first nine months of fiscal 2020 included transaction, settlement and integration costs totaling $886,000; and restructuring costs of $264,000.

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

	For the Three-Month		For the Nine-Month
	Periods Ended		Period Ended
	October 30,	October 31,	October 30,	October 31,
Net Merchandise Sales by Category	2021	2020	2021	2020
Jewelry & Watches	44%	40%	47%	40%
Home	17%	16%	16%	14%
Beauty & Health	24%	34%	22%	34%
Fashion & Accessories	15%	10%	15%	12%
Total	100%	100%	100%	100%

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

ShopHQ distributes its interactive video content 24-hours a day primarily on U.S. linear television’s cable and satellite systems and it reached more than 79 million homes and 75 million homes during the three months ended October 30, 2021 and October 31, 2020. ShopHQ is also streamed 24 hours a day, 7 days a week on our ShopHQ website, broadcast over-the-air in certain markets and is also available on mobile and social channels and on various video streaming OTT and CTV platforms, such as Roku and Apple TV. This multiplatform distribution approach, complemented by our strong mobile and online efforts, ensures that our programming is available wherever and whenever our customers choose to shop.

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

During fiscal year 2021 and 2020, we entered into certain affiliation agreements with television providers for carriage of our television programming over their systems that includes television broadcast rights associated with our channel position on their systems. As a result, in accordance with GAAP, we recorded television broadcast rights assets of $55.6 million and $30.6 million during the nine months ended October 30, 2021 and October 31, 2020. The total liability relating to television broadcast rights was $71.7 million and $26.2 million as of October 30, 2021 and October 31, 2020, of which $25.9 million and $21.5 million was classified as current. We believe having consistent favorable channel positioning within the general entertainment area on the distributor’s channel line-up improves our sales. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near popular cable networks increases the likelihood of such purchases.

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

Within the Emerging Business segment, the Company’s operates its two, niche lifestyle television networks, ShopBulldogTV and ShopHealthHQ, its consumer brands that include J.W. Hulme, Kate & Mallory, Live Fit M.D. and Christopher & Banks, its online marketplace brands TheCloseout.com, and its media commerce services brands, iMDS and i3PL.

In terms of competitors for the Emerging Business reporting segment, we believe there is a growing number of competitors in the creation, distribution and consumption of streaming fact-based video content in the online, OTT and CTV marketplaces, and for the digital services offered in the online, OTT, CTV and advertising marketplaces. Today, we believe our competition in these arenas range from the larger media commerce service companies like Brightcove (“BCOV”) and Channel Advisor (“ECOM”), to the smaller factual content streaming network providers like Curiosity Streams (“CURI”), and larger single-source digital services providers Shopify and Squarespace.

Results of Operations

Selected Condensed Consolidated Financial Data

Operations

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for the		Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Months Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	41.6%	37.4%	41.5%	37.2%
Operating expenses:
Distribution and selling	30.1%	28.9%	30.5%	29.5%
General and administrative	8.2%	4.3%	6.9%	4.6%
Depreciation and amortization	7.4%	7.3%	6.9%	5.0%
Restructuring costs	0.5%	—%	0.2%	0.1%
Total operating expenses	46.2%	40.5%	44.5%	39.2%
Operating loss	(4.6)%	(3.1)%	(2.9)%	(2.0)%

Key Performance Metrics

	For the Three-Month				For the Nine-Months Periods Ended
	Periods Ended				Periods Ended
	October 30,	October 30,			October 30,	October 31,
	2021	2020	Change		2021	2020	Change
Merchandise Metrics
Gross margin %	41.6%	37.4%	420	bps	41.5%	37.2%	430	bps
Net shipped units (in thousands)	1,919	1,664	15%		5,411	4,775	13%
Average selling price	$68	$58	17%		$66	$61	8%
Return rate	15.8%	14.4%	140	bps	16.0%	14.5%	150	bps
ShopHQ Digital net sales % (a)	46.5%	49.1%	(260)	bps	48.5%	50.7%	(220)	bps
Total Customers - 12 Month Rolling (in thousands)	1,229	1,028	20%		N/A	N/A	N/A
(a)	Digital net sales percentage is calculated based on ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online.

Net Shipped Units

The number of net shipped units (shipped units less units returned) during the fiscal 2021 third quarter increased 15% from the prior year comparable quarter to approximately 1.9 million. For the nine months ended October 30, 2021, net shipped units increased by 13% from the comparable prior year period to approximately 5.4 million. The increase in net shipped units was mainly driven by the increase in net sales.

Average Selling Price

The average selling price ("ASP") per net unit was $68 in the third quarter of fiscal 2021, a 17% increase from the prior year quarter. ASP increases in the third quarter ended October 30, 2021 were primarily driven by ASP increases in our jewelry and watches category. For the nine months ended October 30, 2021, the ASP was $66, an 8% increase from the prior year comparable period. The ASP increases in the first nine months ended October 30, 2021 were primarily driven by ASP increases in our jewelry and watches category.

Return Rates

For the three months ended October 30, 2021, our return rate was 15.8% compared to 14.4% for the comparable prior year quarter, a 140-basis point increase. For the nine months ended October 30, 2021, our return rate was 16.0% compared to 14.5% for the comparable prior year period, a 150-basis point increase. The increase in the return rate was primarily driven by a sales mix shift out of beauty and health into jewelry & watches, which has a higher return rate. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our ASP levels.

Total Customers

Total customers who have purchased over the last twelve months increased 20% over the prior year to approximately 1.2 million. The increase in total customers was mainly attributed to an increase in new customers compared to the prior year. We continue to focus on the following initiatives, among others, to increase our active customer file:

●	introducing by appointment viewing "static programming," so viewers know when to watch;
●	launching innovative programming, such as "Learning to Cook with Shaq," "GemHQ," "Invicta Collectors Room," and "Fashion Talk with Fatima"; and
●	managing category specific customer growth priorities around ASP, product assortment and product margins.

Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2021 third quarter were $130.7 million, a 20% increase from consolidated net sales of $109.0 million for the comparable prior year quarter. Consolidated net sales, inclusive of shipping and handling revenue, for the first nine months of fiscal 2021 were $357.3 million, an 8% increase from consolidated net sales of $329.4 million for the comparable prior year period.

Consolidated Net Sales for the First Nine Months of Fiscal 2021 Compared to the Prior Year Periods

	For the Three-Month Periods Ended
	October 30,	October 31,
	2021	2020	Change	% Change

ShopHQ	(dollars in thousands)
Net merchandise sales by category:
Jewelry & Watches	$38,269	$36,744	$1,525	4%
Home	15,166	14,805	361	2%
Beauty & Health	21,139	31,105	(9,966)	(32)%
Fashion & Accessories	12,697	9,787	2,910	30%
All other (primarily shipping & handling revenue)	10,087	11,841	(1,754)	(15)%
Total ShopHQ	97,358	104,282	(6,924)	(7)%
Emerging Business	33,323	4,743	28,580	603%
Consolidated net sales	$130,681	$109,025	$21,656	20%

	For the Nine-Months Periods Ended
	October 30,	October 31,
	2021	2020	Change	% Change

ShopHQ	(dollars in thousands)
Net merchandise sales by category:
Jewelry & Watches	$122,568	$115,204	$7,364	6%
Home	42,711	39,947	2,764	7%
Beauty & Health	57,043	98,539	(41,496)	(42)%
Fashion & Accessories	38,388	33,462	4,926	15%
All other (primarily shipping & handling revenue)	30,617	31,599	(982)	(3)%
Total ShopHQ	291,327	318,751	(27,424)	(9)%
Emerging	65,998	10,623	55,375	521%
Consolidated net sales	$357,325	$329,374	$27,951	8%

Jewelry & Watches: The $1.5 million increase in jewelry & watches during the third quarter of fiscal 2021 was primarily due to a 9% increase in airtime compared to the prior year. Jewelry & watches also continues to be our most productive category.

Home: The $0.4 million increase during the third quarter of fiscal 2021 was driven by an 14% increase in airtime during the third quarter of fiscal 2021.

Beauty & Health: The $10.0 million decrease during the third quarter of fiscal 2021 was mainly driven by a 19% reduction in airtime.

Fashion & Accessories: The $2.9 million increase during the third quarter of fiscal 2021 was primarily due to a 20% increase in airtime compared to the prior year.

Other: The $1.8 million decrease during the third quarter of fiscal 2021 was driven by a decrease in shipping & handling revenue and higher discounts.

Emerging Business: The $28.6 million increase during the third quarter of fiscal 2021 was mainly driven by revenue from business initiatives following the comparable prior year period, such as our launch of the ShopHealthHQ television network in September 2020, along with revenue from our newly acquired businesses of Christopher & Banks, iMDS and TheCloseout.com.

Digital and Mobile Net Sales

We believe that our interactive television video is a key driver of traffic to both our website and mobile applications whereby many of the online sales originate from customers viewing our interactive television video and then placing their orders online or through mobile devices. Our digital sales penetration, or the percentage of ShopHQ net sales that are generated from our website and mobile platforms, which are primarily ordered directly online, was 46.5% and 48.5% during the third quarter and first nine months of fiscal 2021 compared to 49.1% and 50.7% during the third quarter and first nine months of fiscal 2020. Overall, we continue to deliver strong digital sales penetration.

Gross Profit

	For the Three-Month Periods Ended
	October 30,	October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
ShopHQ	$41,427	$38,801	$2,626	7%
Emerging Business	12,994	2,013	10,981	546%
Consolidated gross profit	$54,421	$40,814	$13,607	33%

Consolidated gross profit for the third quarter of fiscal 2021 was $54.4 million, an increase of $13.6 million, or 33%, compared to the third quarter of fiscal 2020. ShopHQ’s gross profit increased $2.6 million, or 7% compared to the third quarter of fiscal 2020 and was primarily driven by higher gross profit percentages experienced in most product categories during the third quarter of fiscal 2021. Emerging Business gross profit increased by $11.0 million compared to the third quarter of fiscal 2020 and was primarily driven by the increase in net sales (as discussed above).

Consolidated gross margin percentages for the third quarters of fiscal 2021 and fiscal 2020 were 41.6% and 37.4%, which represent a 420-basis point increase. ShopHQ’s gross margin percentages for the third quarters of fiscal 2021 and fiscal 2020 were 42.5% and 37.2%, which represent a 540-basis point increase. The increase in the gross margin percentage primarily reflects an increase attributable to increased gross profit rates in most product categories. The category gross profit rates were positively impacted by more disciplined pricing and markdown execution. Emerging Business gross margin percentages for the third quarters of fiscal 2021 and fiscal 2020 were

39.1% and 42.4%. The increase in the Emerging Business gross margin percentage reflects new business initiatives not included in the prior year comparable period, such as ShopHealthHQ, and recently acquired businesses, primarily Christopher & Banks.

	For the Nine-Month Periods Ended
	October 30,	October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
ShopHQ	$121,115	$118,487	$2,628	2%
Emerging	27,299	4,176	23,123	554%
Consolidated gross profit	$148,414	$122,663	$25,751	21%

Consolidated gross profit for the first nine months of fiscal 2021 was $148.4 million, an increase of $25.8 million, or 21.0%, compared to the first nine months of fiscal 2020. ShopHQ's gross profit was for the most part flat compared to the first nine months of fiscal 2020 and was primarily driven by the 8% decrease in net sales (as discussed above), partially offset by higher gross profit percentages experienced in most product categories during the first nine months of fiscal 2021. Emerging's gross profit increased $23.1 million compared to the first nine months of fiscal 2020 and was primarily driven by the increase in net sales (as discussed above), as well as a higher gross profit percentage.

Consolidated gross margin percentages for the first nine months of fiscal 2021 and fiscal 2020 were 41.5% and 37.2%, which represented a 430-basis point increase. ShopHQ's gross margin percentages for the first nine months of fiscal 2021 and fiscal 2020 were 41.4% and 37.2%, which represented a 420-basis point increase. The increase in the gross margin percentage was primarily attributable to increased gross profit rates in most product categories. Emerging's gross margin percentages for the first nine months of fiscal 2021 and fiscal 2020 were 42.2% and 39.3%. The increase in the Emerging Business gross margin percentage reflects new business initiatives not included in the prior year comparable period, such as ShopHQHealth, and recently acquired businesses, primarily Christopher & Banks.

Operating Expenses

Total operating expenses for the fiscal 2021 third quarter were approximately $60.4 million compared to $44.2 million for the comparable prior year period, an increase of 36.7%. Total operating expenses as a percentage of net sales were 46.2% during the third quarter of fiscal 2021, compared to 40.5% during the comparable prior year period of fiscal 2020. Total operating expenses for the fiscal 2021 third quarter and the fiscal 2020 third quarter included transaction, settlement and integration costs of $3.8 million and $313,000, as well as restructuring costs of $634,000 and $55,000, respectively

Total operating expenses for the first nine months of fiscal 2021 were approximately $158.8 million compared to $129.2 million for the comparable prior year period, an increase of 22.9%. Total operating expenses for the first nine months of fiscal 2021 included transaction, settlement and integration costs of $5.8 million and restructuring costs of $634,000. Total operating expenses for the first nine months of fiscal 2020 included transaction, settlement and integration costs of $887,000 and restructuring costs of $264,000. Excluding transaction, settlement and integration costs and restructuring costs, total operating expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2021 were 42.8% and 42.5%, compared to 40.5% and 39.1% for the third quarter and first nine months of fiscal 2020.

Distribution and selling expense increased $7.8 million, or 24.8%, to $39.3 million, or 30.1% of net sales during the fiscal 2021 third quarter compared to $31.5 million, or 28.9% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to an increase in costs associated with the expansion of our Emerging Business segment which represented an increase of $5.3 million and an increase of ShopHQ segment costs of $2.5 million.

Distribution and selling expense increased $11.8 million, or 12.2%, to $108.9 million, or 30.5% of net sales during the first nine months of fiscal 2021 compared to $97.1 million, or 29.5% of net sales for the comparable prior year period. Distribution and selling expense increased during the first nine months due to an increase in costs associated with the expansion of our Emerging Business segment which represented an increase of $10.6 million and an increase in ShopHQ segment costs of $1.2 million.

To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household. However, this expense may be impacted by changes in the number of average homes, channels reached or by rate changes associated with changes in our channel position with carriers.

General and administrative expense for the fiscal 2021 third quarter increased $6.0 million, or 129.3%, to $10.7 million or 8.2% of net sales, compared to $4.7 million or 4.3% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the third quarter primarily due to an increase in costs associated with the expansion of our Emerging Business segment of $3.7 million and increased transaction and integration costs and restructuring costs of $2.4 million.

General and administrative expense for the first nine months of fiscal 2021 increased $9.4 million, or 62.1%, to $24.6 million or 6.9% of net sales, compared to $15.2 million or 4.6% of net sales for the comparable prior year period. For the first nine months of fiscal 2021, general and administrative expense increased primarily due to an increase in costs associated with the expansion of our Emerging Business segment of $6.8 million and increased transaction and integration costs and restructuring costs of $1.8 million.

Depreciation and amortization expense for the fiscal 2021 third quarter increased $1.7 million, or 22.1%, to $9.7 million compared to $8.0 million for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the third quarters of fiscal 2021 and fiscal 2020 was 7.5% and 7.3%. The increase in depreciation and amortization expense for the third quarter of fiscal 2021 was primarily due to an increase in amortization expense of $1.7 million relating to additional television broadcast rights obtained during the second fiscal quarter of 2021.

Depreciation and amortization expense for the first nine months of fiscal 2021 amounted to $24.7 million, an increase of $8.0 million, or 48.1%, compared to $16.7 million for the same prior year period. Depreciation and amortization expense as a percentage of net sales for the first nine months of fiscal 2021 and 2020 was 6.9% and 5.0%. The increase in depreciation and amortization expense for the first nine months of fiscal 2021 was primarily due to increased amortization expense of $7.8 million relating to the television broadcast rights obtained in fiscal 2021 and 2020.

Restructuring Costs

During the first quarter of fiscal 2020, the Company implemented and completed another cost optimization initiative, which eliminated positions across the ShopHQ segment, the majority of whom were employed in customer service, order fulfillment and television production. As a result of the first quarter fiscal 2020 cost optimization initiative, we recorded restructuring charges of $209,000 for the first quarter of fiscal 2020, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the ShopHQ segment. These initiatives were substantially completed as of October 30, 2021. The first quarter fiscal 2020 optimization initiative is expected to eliminate approximately $16 million in annual overhead costs.

During the third quarter of fiscal 2021, the Company implemented an additional cost optimization initiative. As a result of the third quarter fiscal 2021 cost optimization initiative, the Company recorded restructuring charges of $634,000 for the three-month period ended October 30, 2021, which relate primarily to severance associated with the additional consolidation and elimination of positions across the Company’s ShopHQ segment. These initiatives were substantially complete and remain unpaid as of October 30, 2021.

Operating Loss

For the fiscal 2021 third quarter, we reported an operating loss of approximately $6.0 million compared to operating loss of $3.4 million for the fiscal 2020 third quarter. ShopHQ reported an operating loss of $6.8 million and Emerging Business reported operating income of $0.8 million for the fiscal 2021 third quarter compared to operating loss of $2.4 million for ShopHQ and an operating loss of $1.0 million for Emerging Business for the fiscal 2020 third quarter. For the third quarter of fiscal 2021, ShopHQ’s operating loss increased primarily as a result of decreased net sales and increased operating expenses offset partially by increased gross margins. The Emerging Business operating loss decreased during the fiscal 2021 third quarter primarily from an increase in net sales and related gross profits of $11.0 million, partially offset by an increase in distribution and selling expense of $5.3 million and an increase in general and administrative expense of $3.7 million.

For the nine months ended October 30, 2021, we reported an operating loss of approximately $10.4 million compared to an operating loss of $6.6 million for the comparable prior year period. ShopHQ and Emerging reported an operating loss of $11.5 million and operating income of $1.0 for the nine months ended October 31, 2021 compared to operating losses of $2.5 million and $4.1 million for the nine months ended October 31, 2020. ShopHQ’s operating loss increased primarily as a result of decreased net sales and increased operating expenses offset partially by increased gross margins. Emerging Business operating loss decreased during the first nine months of fiscal year 2021 primarily from an increase in net sales and related gross profits that increased by $23.1 million, partially offset by an increase in distribution and selling expense of $10.6 million and an increase in general and administrative expense of $6.8 million. Depreciation and amortization expense for the first nine months of fiscal 2021 increased by $8.0 million, or 48.1%, to $24.7 million compared to $16.7 million for the comparable prior year period.

Interest Expense

Total interest expense for the fiscal 2021 third quarter increased $2.1 million, or 159.1%, to $3.5 million compared to $1.3 million for the comparable prior year period. The increase is attributable to both a higher average debt balance during the current year, as well as an increase in interest expense related to broadcast rights.

Total interest expense for the first nine months of fiscal 2021 increased $2.2 million, or 56.2%, to $6.1 million compared to $3.9 million for the comparable prior year period. The increase is attributable to both a higher average debt balance during the current year, as well as increase interest expense related to broadcast rights.

Net Loss

For the fiscal 2021 third quarter, we reported a net loss of $9.5 million, or ($0.44) per share, on 21,503,340 weighted average basic common shares outstanding compared with net loss of $4.7 million, or ($0.39) per share, on 12,177,990 weighted average basic common shares outstanding in the fiscal 2020 third quarter. The net loss for the third quarter of fiscal 2021 included transaction, settlement and integrations costs totaling $3.8 million, interest expense of $3.5 million and restructuring costs of $634,000. The net loss for the third quarter of fiscal 2020 included transaction, settlement and integrations costs totaling $312,000 and interest expense of $1.3 million.

The net loss for the first nine months of fiscal 2021 was $17.3 million compared to a net loss of $10.5 million for the comparable prior year period, an increase of 61.3%. Net loss for fiscal 2021 included transaction, settlement and integrations costs totaling $5.8 million, interest expense of $6.1 million, a loss on debt extinguishment of $663,000 and restructuring costs of $634,000. The net loss for the first nine months of fiscal 2020 included interest expense of $3.9 million, transaction, settlement and integrations costs totaling $886,000 and restructuring costs of $264,000. For the third quarters of fiscal 2021 and fiscal 2020, the net loss reflects an income tax provision of $15,000. For the first nine months of fiscal 2021 and fiscal 2020 the net loss reflects an income tax provision of $45,000. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation

Adjusted EBITDA (as defined below) for the third quarter of fiscal 2021 was $10.1 million compared to Adjusted EBITDA of $6.4 million for the fiscal 2020 third quarter. For the nine-month period ended October 30, 2021, Adjusted EBITDA was $26.5 million compared with $15.5 million for the comparable prior year period.

A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

Net loss	$(9,492)	$(4,748)	$(16,970)	$(10,522)
Adjustments:
Depreciation and amortization (a)	10,677	8,952	27,565	19,697
Interest income	(85)	(1)	(124)	(2)
Interest expense	3,551	1,339	6,245	3,920
Income taxes	15	15	45	45
EBITDA (b)	$4,666	$5,557	$16,761	$13,138

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$4,666	$5,557	$16,761	$13,138
Adjustments:
Transaction, settlement and integration costs, net (c)	3,835	312	5,757	886
Restructuring costs	634	55	634	264
One-time customer concessions	—	—	341	—
Loss on debt extinguishment	9	—	663	—
Non-cash share-based compensation expense	949	504	2,385	1,227
Adjusted EBITDA (b)	$10,093	$6,428	$26,541	$15,515
(a)	Includes distribution facility depreciation of $936,000 and $2.8 million and $975,000 and $3.0 million for the three and nine month periods ended October 30, 2021 and October 31, 2020. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations. The three-month and nine-month periods ended October 30, 2021 and October 31, 2020 include amortization expense related to the television broadcast rights totaling $7.9 million and $19.1 million and $6.2 million and $11.3 million.
(b)	EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; one-time customer concessions; loss on debt extinguishment; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs, net for the three and nine-month period ended October 30, 2021 include transaction and integration costs related primarily to the TCO, C&B, Synacor’s Advertising and Portal and 123tv business acquisitions. Transaction, settlement and integration costs, net, for the three and nine-month period ended October 31, 2020 include consulting fees incurred to explore additional loan financings, settlement costs, and incremental COVID-19 related legal costs.

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

Financial Condition, Liquidity and Capital Resources

As of October 30, 2021, we had cash and restricted cash of $53.5 million. In addition, under the Siena Credit Facility (as defined below), we are required to maintain a minimum of $7.5 million of unrestricted cash plus unused line availability at all times. As of January 30, 2021, we had cash of $15.5 million. For the first nine months of fiscal 2021, working capital increased $86.7 million to $120.4 million (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 2.03 at October 30, 2021 and 1.16 at January 30, 2021.

The Company is required to keep cash in a restricted account in order to maintain letters of credit to both purchase inventory as well as secure the Company’s corporate purchasing card program. Any interest earned is recorded in that period. The Company had $2.2 million in restricted cash accounts as of October 30, 2021.

8.50% Senior Secured Notes

On September 28, 2021, we sold and issued $80.0 million aggregate principal amount of 8.50% Senior Unsecured Notes due 2026 (the “2026 Notes”) in an underwritten public offering (the “Offering”). The 2026 Notes pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year, and are scheduled to mature on September 30, 2026.  The 2026 Notes were issued in denominations of $25 and are listed on The Nasdaq Stock Market, LLC under the symbol “IMBIL”.

The net proceeds from the Offering were approximately $73.7 million, after deducting the underwriting discount and estimated offering expenses payable by the Company (including fees and reimbursements to the underwriters). The Company used all of the net proceeds from the Offering to fund its acquisition of 123tv Invest GmbH and 123tv Holding GmbH (the “Acquisition”).

The 2026 Notes are senior unsecured obligations of the Company. There is no sinking fund for the 2026 Notes. The Company may redeem the 2026 Notes for cash in whole or in part at any time at its option (i) on or after September 30, 2023 and prior to September 30, 2024, at a price equal to $25.75 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after September 30, 2024 and prior to September 30, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after September 30, 2025 and prior to maturity, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption. The Indenture provides for events of default that may, in certain circumstances, lead to the outstanding principal and unpaid interest of the 2026 Notes becoming immediately due and payable. If a Mandatory Redemption Event (as defined in the Supplemental Indenture) occurs, the Company will have an obligation to redeem the 2026 Notes, in whole but not in part, within 45 days after the occurrence of the Mandatory Redemption Event at a redemption price in cash equal to $25.50 per note plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Siena Lending Group

On July 30, 2021, we entered into a loan and security agreement (as amended through September 20, 2021, the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80 million revolving line of credit. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. Our obligations under the Loan Agreement are secured by substantially all of its assets and the assets of its subsidiaries as further described in the Loan Agreement.

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

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum liquidity requirements of not less than $7,500,000, and then moving to $15,000,000, beginning after the close of the acquisition of 123tv until the Company’s maximum senior net leverage ratio is less than 2.50:1.00, as of the end of any fiscal month. The Loan Agreement also requires the Company maintain a maximum senior net leverage ratio of not less than 3.50:1.00 as of the last day of the fiscal quarters ending approximately October 31, 2021 and January 31, 2022; 3.25:1.00 as of the last day of the fiscal quarter ending approximately April 30, 2022; 3.00:1.00 as of the last day of the fiscal quarter ending approximately July 31, 2022; 2.75:1.00 as of the last day of the fiscal quarters ending approximately October 31, 2022 and January 31, 2023 and 2.50:1.00 as of the last day of the fiscal quarters ending approximately April 30, 2023 and thereafter. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to shareholders. The Company also pays a monthly fee at a rate equal to 0.50% per annum of the average daily unused amount of the credit facility for the previous month.

As of October 30, 2021, the Company had total borrowings of $20.0 million under its revolving line of credits with Siena. Remaining available capacity under the revolving line of credit as of October 30, 2021 was approximately $45.2 million, which provided liquidity for working capital and general corporate purposes. As of October 30, 2021, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

GreenLake Real Estate Finance

On July 30, 2021, two of our subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC (collectively, the “Borrowers”), and the Company, as guarantor, entered into that certain Promissory Note Secured by Mortgages (the “GreenLake Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) available to the Borrowers in the original amount of $28,500,000 The GreenLake Note is secured by, among other things, mortgages encumbering the Company’s owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the GreenLake Note. Proceeds of borrowings were used to (i) pay fees and expenses related to the transactions contemplated by the GreenLake Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for working capital and general corporate purposes of the Company. We have also pledged the stock that we own in the Borrowers to secure its guarantor obligations.

The GreenLake Note is scheduled to mature on July 31, 2024. The borrowings, which include all amounts advanced under the GreenLake Note, bear interest at 10.00% per annum or, at the election of the Lender upon no less than 30 days prior written notice to the Borrowers, at a floating rate equal to the prime rate plus 200 basis points.

The Borrowers may prepay the GreenLake Note in full (but not in part) before July 30, 2022 (the “Lockout Date”) upon payment of a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through the Lockout Date. After the Lockout Date, the GreenLake Note may be prepaid in full or in any installment greater than or equal to $100,000 without any prepayment penalty or premium on 90 days’ prior written notice from Borrowers to GreenLake.

The GreenLake Note contains customary representations and warranties and financial and other covenants and conditions, including, a requirement that the Borrowers comply with all covenants set forth in the Loan Agreement described above. The GreenLake Note also contains certain customary events of default.

As of October 30, 2021, there was $28.5 million outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

PNC Credit Facility

On July 30, 2021, the PNC revolver and term loan were paid in full and the PNC Credit Facility was terminated through a refinancing with Siena and GreenLake (as discussed above). We recognized $663,000 in related debt extinguishment costs in the fiscal 2021 which included both the write-off of remaining deferred financing costs in related to the PNC term loan and revolver, as well as a prepayment penalty per the PNC Credit Facility.

The PNC Credit Facility provided a revolving line of credit of $70.0 million and also provided for a term loan. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility were equal to the lesser of $70.0 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

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

The revolving line of credit under the PNC Credit Facility bore interest at either a Base Rate or LIBOR plus a margin consisting of between 2% and 3.5% on Base Rate advances and 3% and 4.5% on LIBOR advances. The term loan bore interest at either a Base Rate or LIBOR plus a margin consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans.

Interest expense recorded under the PNC Credit Facility was $0 and $1.6 million for the three and nine-month periods ended October 30, 2021 and $743,000 and $2.8 million for the three and nine-month periods ended October 31, 2020.

Public Equity Offering

On June 9, 2021, we completed a public offering, in which we issued and sold 4,830,918 shares of our common stock (at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $40.1 million. We have used or intend to use the proceeds for general working capital purposes, including potential acquisitions of businesses and assets that are complementary to our operations.

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

Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain or improve margins, decrease the rate of decline in our sales and to use available funds from our Siena Credit Facility. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base and our ability to meet our credit facility’s covenants (as described above). Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs, planned capital expenditures and meet credit facility covenants, and our cash reserves are depleted, we may need to take further actions that are within the Company’s control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. Additionally, the COVID-19 and related variant  outbreaks continues in both the U.S. and globally and is adversely affecting the economy, financial markets and has negatively impacted, and may continue to impact demand for our merchandise and impact our stock price. As a result, it is difficult to predict the overall impact of COVID-19 on our business and financial results. Despite these adverse impacts of COVID-19, we believe the COVID-19 pandemic has been impacting our business less than other media companies because of our direct-to-consumer business model that serves home-bound consumers who seek to buy goods without leaving the safety of their homes.

For the nine months ended October 30, 2021, net cash used for operating activities totaled $48.9 million compared to net cash provided by operating activities of approximately $9.1 million for the comparable fiscal 2020 period. Net cash (used for) provided by operating activities for the fiscal 2021 and 2020 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television broadcast rights, and inventory impairment write-down.

In addition, net cash used for operating activities for the nine months ended October 30, 2021 reflects decreases in accounts payable and accrued liabilities, accounts receivable and deferred revenue and increases in inventories and prepaid expenses. Inventories increased as we prepare for continued revenue growth in 2021. Accounts receivable decreased during the first nine months of fiscal 2021 due to collections on outstanding receivables resulting from our seasonal high fourth quarter. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2021 primarily due to the timing of paying for cable distribution fees and inventory purchases. Prepaid expenses and other increased primarily due to our new salesforce implementation in 2021.

Net cash used for investing activities totaled $36.7 million for the first nine months of fiscal 2021 was comprised primarily of the $3.5 million Christopher and Banks acquisition payment, $6.0 million Famjams note funding and $20.0 million for the Portal and

Advertising business acquisition payment and compares to net cash used for investing activities of $3.7 million for the comparable fiscal 2020 period. For the first nine months ended October 30, 2021 and October 31, 2020, expenditures for property and equipment were $7.2 million and $3.7 million. Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.

Net cash provided by financing activities totaled $123.6 million for the nine months ended October 30, 2021 and related primarily to proceeds from the issuance of common stock and warrants of $61.4 million, proceeds on Siena revolving loan of $56.7 million and proceeds on GreenLake term loan of $28.5 million. Net cash used for financing activities included primarily $41.0 million for full payment on the PNC revolving loan and $12.4 million on the PNC term loan. For the comparable period, the first nine months ended October 31, 2020, net cash provided by financing activities totaled $3.2 million for the nine months ended October 31, 2020 and related primarily to proceeds from the issuance of common stock and warrants of $20.0 million and proceeds from our PNC revolving loan of $14.4 million, offset by principal payments on the PNC revolving loan of $28.8 million, principal payments on our PNC term loan of $2.0 million, the remaining payment for our fiscal 2019 business acquisition totaling $238,000, finance lease payments of $75,000, payments for common stock issuance costs of $39,000 and tax payments for restricted stock unit issuances of $8,000

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a result of the acquisition of the 1-2-3tv Group, the Company’s operations have expanded to international markets, including Germany and Austria, which exposes us to significant new risks.

The tv Inv123est GmbH and 123tv Holding GmbH operate in Germany and Austria, which requires significant resources and management attention and subjects us to legislative, judicial, accounting, regulatory, economic, and political risks in addition to those we already faced in the United States. We have no prior experience operating internationally. There are significant risks and costs inherent in doing business in international markets, including:

●	the need to vary pricing and margins to effectively compete in international markets;
●	the need to adapt and localize products for specific countries, including obtaining rights to third-party intellectual property used in each country;
●	misjudging the markets and competitive landscape of foreign jurisdictions;
●	the ability to protect and enforce intellectual property rights abroad;
●	difficulties in understanding and complying with local laws, regulations, and customs in other jurisdictions;
●	compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act by us, our employees, and our business partners;
●	complexity and other risks associated with current and future (including changing) legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. General Data Protection Regulation;
●	difficulties in integrating and coordinating with international practices, operations and employee cultures with those in the U.S.;
●	greater potential for corruption and bribery;
●	varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
●	tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
●	increased financial accounting and reporting burdens and complexities;
●	fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
●	political or social unrest or economic instability, terrorist attacks and security concerns in general in a specific country or region in which we operate.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring, or integrating operations in other countries will produce desired levels of revenues or profitability.

The extent to which the COVID-19 outbreak and measures taken in response thereto in international markets in which we operate could impact our business, results of operations and financial condition and will depend on on-going and future developments and outcomes, which are highly uncertain and cannot be predicted.

Our business operations and financial results internationally may be adversely impacted by health epidemics, pandemics, and similar outbreaks. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects. Governments in international markets in which we will operate may impose restrictions on our operations that are more extensive and harmful to us than in the U.S.

The COVID-19 pandemic could have adverse impacts on our international business operations by limiting our employees’ ability to work and travel (including between the U.S. and our international locations), disrupting our third-party technology providers, or causing internal operational workflow to change, among other potentially unforeseen circumstances given the unprecedented and rapidly evolving situation.

Additionally, the COVID-19 pandemic may continue to cause significant disruptions and changes in the economic or political conditions in international markets in which we operate. This may cause significant volatility in demand for our products due to, among other adverse impacts, disruption and downturns in our programming and supply chains or our customers’ ability to pay for products sold by our company when due or in full.

Our results of domestic operations may be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain. Our operations may also be limited or impacted by government monitoring and/or regulation of product sales in connection with the COVID-19 pandemic.

The global spread of COVID-19 and its variants has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our employees, including employees at our fulfillment center; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, commodity and energy prices, and interest rates. If any of these effects of the COVID-19 pandemic were to worsen, it could result in lost or delayed revenue to us. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in the Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Dividends

We are restricted from paying dividends on our common stock by the PNC Credit Facility and the Loan Agreement with Siena Lending Group LLC, as discussed in Note 7 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
2.1

Sale and Purchase Agreement Relating to 1-2-3.tv Group, dated September 22, 2021 between Emotion Invest GmbH & Co. KG, BE Beteiligungen Fonds GmbH & Co. geschlossene Investmentkommanditgesellschaft, Iris Capital Fund II, SCUR-Alpha 1359 GmbH and the Company

Incorporated by reference

3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference

3.2	By-Laws of the Registrant, as amended through July 16, 2019	Incorporated by reference

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated December 13, 2019	Incorporated by reference

4.1	Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.2	First Supplemental Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.3	Form of Global Note representing 8.50% Senior Unsecured Notes due 2026 (included as Exhibit A to Exhibit 4.2)	Incorporated by reference

10.1

Form of Vendor Loan Agreement among SCUR-Alpha 1359 GmbH (to be renamed iMedia&123tv Holding GmbH) (as borrower), iMedia Brands, Inc. and 1-2-3.tv GmbH (as guarantors) and Emotion Invest GmbH & Co. KG, BE Beteiligungen Fonds GmbH & Co. geschlossene Investmentkommanditgesellschaft and Iris Capital Fund II

Incorporated by reference

10.2

Loan and Security Agreement, dated July 30, 2021, by and among the iMedia Brands, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, Siena Lending Group LLC and the other financial institutions party thereto from time to time, Siena Lending Group LLC, as agent, and VVI Fulfillment Center, Inc., EP Properties, LLC and Portal Acquisition Company, as guarantors (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 5, 2021)

Incorporated by reference

10.3

First Amendment Loan and Consent Security Agreement, dated as of September 20, 2021, by and among the iMedia Brands, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, Siena Lending Group LLC and the other financial institutions party thereto from time to time, Siena Lending Group LLC, as agent, and VVI Fulfillment Center, Inc., EP Properties, LLC and Portal Acquisition Company, as guarantors

Incorporated by reference

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101

The following materials from iMedia Brands, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended October 30, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operation; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) Condensed Consolidated Statement of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc.
(Registrant)
December 7, 2021	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer
(Principal Executive Officer)

December 7, 2021	By:	/s/ MONTGOMERY R. WAGEMAN
Montgomery R. Wageman
Chief Financial Officer
(Principal Financial and Accounting Officer)