Form 10-K
period 2022-01-29
iMedia Brands, Inc.
filed 2022-04-29
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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

952-943-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMBI	The Nasdaq Stock Market, LLC
8.5% Senior Note due 2026	IMBIL	The Nasdaq Stock Market, LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of April 21, 2022, 21,730,523 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 31, 2021, the last business day of the registrant’s most recently completed second quarter, based upon the closing sale price for the registrant’s common stock as reported by The Nasdaq Stock Market, LLC on July 31, 2021 was approximately $117,966,034. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders deemed to be affiliates under Rule 12b-2 of the Exchange Act either by holding 10% or more of the outstanding common stock as reported in reports filed with the Commission or by having certain contractual relationships with the registrant related to control. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 29, 2022 are incorporated by reference in Part III of this annual report on Form 10-K.

iMEDIA BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

January 29, 2022

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other materials we file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position are forward-looking. We often use words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “predicts,” “hopes,” “should,” “plans,” “will” and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, many of which are, and will continue to be, amplified by the COVID-19 pandemic, including (but not limited to): the impact of the COVID-19 pandemic on our sales, operations and supply chain, variability in consumer preferences, shopping behaviors, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales and sales promotions; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor and shipping relationships and develop key partnerships and proprietary and exclusive brands; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our credit facility covenants; customer acceptance of our branding strategy and our repositioning as a video commerce company; our ability to respond to changes in consumer shopping patterns and preferences, and changes in technology and consumer viewing patterns; changes to our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements, including without limitation, regulations of the Federal Communications Commission (“FCC”) and Federal Trade Commission, and adverse outcomes from regulatory proceedings; litigation or governmental proceedings affecting our operations; significant events (including disasters, weather events or events attracting significant television coverage) that either cause an interruption of television coverage or that divert viewership from our programming; disruptions in our distribution of our network broadcast to our customers; our ability to protect our intellectual property rights; our ability to obtain and retain key executives and employees; our ability to attract new customers and retain existing customers; changes in shipping costs; expenses relating to the actions of activist or hostile shareholders; our ability to offer new or innovative products and customer acceptance of the same; changes in customer viewing habits of television programming; and the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business. (Dollars in thousands)

When we refer to “we,” “our,” “us” or “iMedia,” we mean iMedia Brands, Inc. and its subsidiaries unless the context indicates otherwise. iMedia Brands, Inc. is a Minnesota corporation formed in 1990 with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

Our fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. Our most recently completed fiscal year, fiscal 2021, ended on January 29, 2022 and consisted of 52 weeks. Fiscal 2020 ended on January 30, 2021 and consisted of 52 weeks.  Fiscal 2019 ended on February 1, 2020 and consisted of 52 weeks. Fiscal 2022 will end on January 28, 2023 and will consist of 52 weeks. On July 16, 2019, we changed our corporate name to iMedia Brands, Inc. from EVINE Live Inc.

Our corporate website address is www.imediabrands.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and amendments to these reports if applicable, are available, without charge, on our investor relations website at investors.imediabrands.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies also are available, without charge, by contacting the Corporate Secretary, iMedia Brands, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. The information found on our website does not constitute a part of this annual report or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

General

We are a leading interactive media company capitalizing on the convergence of entertainment, ecommerce, and advertising. We own a growing, global portfolio of entertainment, consumer brands and media commerce services businesses that cross promote and exchange data with each other to optimize the engagement experiences we create for advertisers and consumers. Our growth strategy revolves around our ability to increase our expertise and scale using interactive video and first-party data to engage customers within multiple business models and multiple sales channels. We believe our growth strategy builds on our core strengths and provides an advantage in these marketplaces. We operate and report three operating segments, which are entertainment, consumer brands and media commerce services. Our operating segments have been updated in fiscal 2021 to align with the segments’ respective product mix, revenue streams, and growth strategy. The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation.

Entertainment Segment – Our entertainment segment is comprised of our television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, ShopJewelryHQ and 1-2-3.tv, which service homes throughout the United States, Puerto Rico, Germany and Austria.

●	ShopHQ (www.shophq.com) is our flagship, nationally distributed shopping entertainment network distributed in approximately 80 million United States and Puerto Rican homes that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories, directly to consumers 24 hours a day, 365 days a year using engaging interactive video.
●	ShopBulldogTV (www.shopbulldogtv.com), which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network distributed in approximately 14 million United States homes that offers male-oriented products and services to men and to customers shopping for men.
●	ShopHQHealth (www.shophqhealth.com), which launched in the third quarter of fiscal 2020, is a nationally distributed niche television shopping entertainment network distributed in approximately 14 million United States homes that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.
●	ShopJewelryHQ (www.shopjewelryHQ.com), which digitally launched in the fourth quarter of fiscal 2021 and will be securing distribution in United States television homes in 2022 is a niche television shopping entertainment network that offers jewelry products and services to men and to women.
●	1-2-3.tv (www.1-2-3.tv), which we acquired in November 2021, is the leading German interactive media company distributed in approximately 40 million German and Austrian homes, disrupting Germany's TV retailing marketplace with its expertise in proprietary live and automated auctions that emotionally engage customers with 1-2-3.tv's balanced merchandising mix of compelling products shipped directly to their homes.

Each entertainment network offers engaging, interactive video programming distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunication companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online on the respective network’s digital commerce platforms that sell products which appear on our television networks as well as offer an extended assortment of online-only merchandise. These networks’ interactive video is also available on leading social platforms over-the-top (“OTT”) platforms and ConnectedTV platforms (“CTV”) such as Roku, AppleTV, and Samsung connected televisions, and mobile devices, including smartphones and tablets.

Consumer Brands Segment – Our consumer brands segment is comprised of Christopher & Banks (“C&B”), J.W. Hulme Company (“JW”), Cooking with Shaquille O’Neal (“Shaq”), OurGalleria.com and TheCloseout.com, which are primarily ecommerce within the United States.

●	Christopher & Banks – Our flagship consumer brand, C&B was founded in 1956 and is a brand that specializes in offering women’s value-priced apparel and accessories that cater to women of all sizes, from petite to missy to plus sizes. Its internally designed, modern and comfortable apparel and accessories provide customers with an exclusive experience. We acquired the rights to the brand through a licensing agreement in partnership with a Hilco Global company in March 2021. C&B’s omni-channel business model includes digital advertising driven online revenue, five brick and mortar retail stores, direct-to-consumer catalogs and a growing wholesaling business driven primarily by C&B’s television programming on our entertainment networks.
●	J.W. Hulme Company – JW was founded in 1905 and is an iconic brand offering men and women high quality accessories made by craftswomen and craftsmen all over the world. We acquired the brand in 2019. JW’s omni-channel business model includes two brick and mortar retail stores, direct-to-consumer catalogs, digital advertising driven online revenue and a growing wholesaling business driven primarily by JW’s television programming on our entertainment networks.
●	Cooking with Shaquille O’Neal – We offer Shaq kitchen products and watches designed and curated by Shaq via its licensing agreement with Authentic Brands Group. Shaq’s omnichannel business model is driven by Shaq’s television programming on our entertainment networks.
●	OurGalleria.com and TheCloseout.com are online marketplaces with business models driven by their television programming on our television networks. OurGalleria.com is a higher-end online marketplace for discounted merchandise, offering an exciting shopping experience with a selection of curated flash sales and events. TheCloseout.com is a lower-end online marketplace for discounted merchandise, offering quality products at deeply discounted prices. We obtained a controlling interest in TheCloseout.com in 2021.

Media Commerce Services Segment – Our media commerce services segment is comprised of iMedia Digital Services (“iMDS”), Float Left (“FL”) and i3PL, which service homes throughout the United States and Canada.

●	iMedia Digital Services – Our flagship media commerce service brand is iMDS, which is a digital advertising platform specializing in engaging shopping enthusiasts online and in OTT marketplaces. iMDS’s suite of services includes its Retail Media Exchange (“RME”) and value-added services (“VAS”). RME is an advertising auction platform for advertisers, digital publishers, supply-side-platforms (SSPs) and demand-side platforms (DSPs). VAS is a suite of services centered on offering managed and self-serve end-to-end, white-label digital platforms for domestic multichannel video programming distributors (“MVPDs”), internet service providers (ISPs), digital publishers and ecommerce brands. iMDS’s growth strategy is driven by its ability to differentiate its advertising platform by offering solutions that include our first-party shopping enthusiast data created continually by our entertainment and consumer brand segments. iMDS is primarily comprised of Synacor’s Portal and Advertising business, which we acquired in July 2021.
●	Float Left – FL is an OTT Software as a Service (“SaaS”) app platform that offers media and consumer brands the digital tools they need to deliver engaging television experiences to their audiences within the OTT and CTV ecosystems. FL offers custom, natively built solutions for Roku, Fire TV, Apple TV, Web, iOS and Android Mobile, and various smart TVs. Its growth strategy is driven by its ability to integrate iMDS’s advertising operations within its OTT SaaS platform and continue to deliver sophisticated end-to-end OTT apps. We acquired FL in 2019.
●	i3PL offers end-to-end, white label, managed services specializing in ecommerce customer experience and fulfillment services through its Bowling Green distribution center. i3PL’s business model is driven primarily by providing these services to vendors, clients and customers within our entertainment and consumer brands segments.

Growth Strategy

Our growth strategy is driven by the continued growth of our entertainment brands and consumer brands that are designed to increasingly create powerful national promotional platforms and first-party shopping enthusiast data that will enable us to build truly differentiated and scaled media commerce services offerings that exceed customers’ expectations and provide advertisers compelling conversion and reach opportunities for their products and services. Each of our businesses target the same customer demographic, which is women and men who are at least 40 years old, and is the basis for why the three operating segments can cross promote and share data to improve our customers experiences.

1-2-3.tv Group Acquisition

As discussed above, on November 5, 2021, we acquired all of the issued and outstanding equity interests of 1-2-3.tv Invest GmbH and 1-2-3.tv Holding GmbH (collectively with their direct and indirect subsidiaries, the “1-2-3.tv Group”) from Emotion Invest GmbH & Co. KG, BE Beteiligungen Fonds GmbH & Co. geschlossene Investmentkommanditgesellschaft and Iris Capital Fund II (collectively, the “Sellers”) pursuant to a Sale and Purchase Agreement, dated September 22, 2021, for an aggregate purchase price of EUR 89,680 ($103,621 based on the November 5, 2021 exchange rate) (the “Enterprise Value”). We also paid to the Sellers EUR 1,832 ($2,117 based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s cash on-hand as of July 31, 2021 and EUR 966 ($1,116 based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s excess working capital above the 1-2-3.tv Group’s trailing twelve-month average as of July 31, 2021. The Enterprise Value consideration consisted of the payment to the Sellers of EUR 68,200 in cash at the closing of the acquisition ($78,802 based on the November 5, 2021 exchange rate) and us entering into a seller note agreement in the principal amount of EUR 18,000 ($20,800 based on the November 5, 2021 exchange rate) (the “seller notes”) and fair value of EUR 18,800 ($21,723 based on the November 5, 2021 exchange rate). The seller notes are payable in two installments of EUR 9,000 ($10,400 based on the November 5, 2021 exchange rate) due on the first and second anniversaries of the issuance date. The seller notes bear interest at a rate equal to 8.50% per annum, payable semi-annually commencing on the six-month anniversary of the closing date.

Competition

Our business segments each compete in distinct subsets of the entertainment, interactive media, digital advertising and ecommerce ecosystems, and all of these subsets are highly competitive.

The brands in our entertainment segment are in direct competition with numerous cable and broadcast networks for viewership, and in direct competition with online and brick and mortar retailers for merchandise sales.  Many of these competitors are larger and better financed. For example, ShopHQ’s direct competitors within the television shopping industry include QVC, Inc. and HSN, Inc., which are owned by Qurate Retail Inc.  Both QVC, Inc. and HSN, Inc. are substantially larger than we are in terms of annual revenues and customers, and the programming of each is carried more broadly to U.S. households, including high-definition bands and multi-channel carriage, than our programming. However, we believe our programming strategies focused on demonstrating high quality wearables products, our merchandising strategies focused on offering exclusive, hard-to-find products and our continued growth of our own consumer brands enable us to compete at scale.

The brands in our consumer brands segment are in direct competition with numerous ecommerce, omnichannel and/or brick and mortar retailers’ who are often larger and better financed. For example, C&B is a direct competitor with leading omnichannel women’s apparel brands like Talbots and Chicos. However, we believe C&B’s 65-year history of producing affordable apparel with exclusive patterns and full sizes coupled with our new ShopHQ programming that is driving national promotional awareness, enables us to compete at scale.

The brands in our media commerce services segment are in direct competition with numerous digital entertainment and advertising platforms and services and many of these competitors are larger and better financed. For example, iMDS builds digital advertising and online services that use proprietary technology and/or processes to improve advertising conversion and customer experience. This means we compete with companies like Shopify, News Corp, Amazon and Roku. However, we believe our enterprise growth strategy to use our owned entertainment brands’ and consumer brands’ first-party shopping enthusiast data to differentiate iMDS’s advertising products will enable iMDS to grow revenue share in the digital advertising information layer at a time when the digital advertising landscape will soon be eliminating the use of third-party cookies.

Employees & Locations

Our top human capital management objectives are to attract, retain and develop the highest quality talent. To achieve these objectives, our human resources programs are designed to prepare our talent for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce.

As of January 29, 2022, we employed approximately 1,096 employees, including approximately 907 full-time employees and 189 part-time and seasonal employees, with approximately 960 in the U.S, and 136 internationally. We are not a party to any collective bargaining agreement with respect to our employees.

We believe our equitable and inclusive employment environment, underpinned with diverse teams, enables us to create, develop and implement core values that leverage the strengths of our workforce to exceed customer expectations and meet our growth objectives. We bring together our employees from all different backgrounds to solve our clients’ diverse demands and viewpoints.

Current initiatives we are working on include employee experience, talent acquisition, external relationships, and community involvement. We place a high value on inclusion and strive to encourage our employees to partner with one another and their communities at large to create a connected community in the truest sense of the word. We are committed to having a diverse talent pipeline by recruiting diverse talent across all leadership and skill areas. We are committed to equal employment opportunity and pay equality, regardless of gender, race/ethnicity, or background.

It is our intent to create a network where our customers, no matter their gender, race, ethnicity, religion, political views or any other characteristic, feel safe and welcome when they tune in. To create such an environment starts with our employees, and we strive to ensure that we create a diverse, inclusive, and dynamic working environment for our employees.

Regulation

Our business segments each compete in distinct subsets of the entertainment, interactive media, digital advertising and ecommerce ecosystems, and all of these subsets are subject to extensive regulation by federal and state authorities.

The cable television industry is subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended (“Communications Act”), the Cable Television Consumer Protection Act of 1992, the Telecommunications Act of 1996 (“Telecommunications Act”), or other laws and FCC rules or policies that may affect our operations. Proposals for additional or revised regulations and requirements are pending before, are being considered by, and may in the future be considered by, Congress and federal regulatory agencies from time to time.

The cable television industry is also regulated by state and local governments with respect to certain franchising matters. The FCC regulates the terms of cable programming networks that are distributed by satellite, as ours is. Those regulations require, among other things, that programming channels be provided to all competing MVPDs on reasonable request. FCC rules also require that all video programming distributed over MVPDs include captioning for the hearing-impaired, and that all programs that were originally produced to be viewed over MVPD facilities include captions if they are subsequently distributed over the internet.

The FCC has required that all full-length television programming redistributed over the internet be captioned, and also requires captioning of programming segments distributed over the internet that were shown on television with closed captions. We currently provide closed captioning on full-length programming redistributed over the internet and other programming segments as required by the Communications Act and implementing rules.

Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. There have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. A growing number of U.S. state laws impose privacy and data security requirements on companies that collect certain types of personal information and other similar requirements may be adopted in the future. Since our acquisition of 1-2-3.tv Group, which primarily serves consumers in the European Union (“EU”), a portion of our business activities are also now subject to data privacy and security requirements under EU laws such as the General Data Protection Regulation and German Data Protection Authorities’ guidance. The differing data privacy and security requirements depending on the residence of our customers could impose added compliance costs.

We have historically collected sales tax from customers in states where we have physical presence under the principles laid out under the 1992 United States Supreme Court decision in Quill Corp. v. North Dakota and subsequent related state statutes and regulations. We have continually monitored our physical presence activities and have historically registered to collect sales tax in multiple states and localities as physical activities have expanded. On June 21, 2018, the United States Supreme Court issued its decision in the South Dakota v. Wayfair, Inc., which overturned the Quill Corp. v. North Dakota physical presence standard and allows state and local taxing jurisdictions to impose sales tax collection responsibilities on remote sellers like us based solely on making a minimum level of sales into the state. We are monitoring state legislation activities in the wake of South Dakota v. Wayfair, Inc. that would require us to register to collect sales tax in additional state and local taxing jurisdictions and believe we have complied with new state sales tax legislation as enacted to date.

There are a number of U.S. federal and state laws that limit our ability to pursue certain direct marketing activities, including the Telephone Consumer Protection Act, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, and similar laws enacted in various U.S. states. Since our acquisition of 1-2-3.tv Group, which primarily serves consumers in the EU, a portion of our business activities are also now subject to direct marketing requirements and restrictions under EU laws such as the General Data Protection Regulation, German Data Protection Authorities’ guidance, and German national laws such as the Telemedia Act. The statutes govern when and how we may contact consumers through various communication methods, including email, phone calls, and texts, in some cases requiring consent and in others allowing a consumer to opt out of certain communications. These types of regulation may limit our ability to pursue certain direct marketing activities, thus potentially limiting our sales and number of customers.

Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the internet or other online services, which could, in turn, decrease the demand for our products and services or increase our cost of doing business through the internet.

In addition, since our websites are available over the internet in all states, various states may claim that we are required to qualify to do business as a foreign corporation in such state, a requirement that could result in fees and taxes as well as penalties for the failure to comply. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and other online services could have a material adverse effect on the growth of our business in this area.

In our entertainment and consumer brands reporting segments, we offer our customers a broad range of merchandise through television, online, mobile mediums, catalog and retail. The manner in which we promote and sell our merchandise, including claims and representations made in connection with these efforts, is regulated by a wide variety of federal, state and local laws, regulations, rules, policies and procedures in the U.S. and in the EU (to the extent we conduct business activities in the EU following our acquisition of 1-2-3.tv Group) in the U.S. and in the EU (to the extent we conduct business activities in the EU following our acquisition of 1-2-3.tv Group). Some examples of these that affect the manner in which we sell and promote merchandise or otherwise operate our businesses include, but are not limited to, the following:

●	The Food and Drug Administration’s regulations regarding marketing claims that can be made about cosmetic beauty products and over-the-counter drugs, which include products for treating acne or medical products, and claims that can be made about food products and dietary supplements;
●	The Federal Trade Commission’s regulations requiring that marketing claims across all product and service categories are truthful, not misleading, and substantiated, as well as its related regulations requiring disclosures concerning the seller’s material connections with or compensation to endorsers and influencers;
●	Regulations related to product safety issues and product recalls including, but not limited to, the Consumer Product Safety Act, the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substance Act, the Flammable Fabrics Act and regulations promulgated pursuant to these acts;
●	Federal and state laws and regulations prohibiting unfair and deceptive trade practices or false and misleading advertisements that are administered and enforced by state Attorney Generals and other consumer protection agencies; and
●	Laws governing the collection, use, retention, security and transfer of personal information about our customers.

These laws, regulations, rules, policies and procedures are subject to change at any time. Unfavorable changes that are applicable to our operations could decrease demand for merchandise offered by us, increase costs which we may not be able to offset, subject us to additional liabilities and/or otherwise adversely affect our businesses.

Item 1A. Risk Factors

Our businesses are subject to many risks. The following are material factors known to us that could have a material adverse effect on our business, reputation, operating results, industry, financial position, or future financial performance. The following risks should be considered in evaluating an investment in us.

Risks Relating to Our Businesses

We are subject to the auditor attestation requirement on the assessment of our internal control over financial reporting for our year ended January 29, 2022 and we and our auditors have identified material weaknesses in our internal control over financial reporting as disclosed in this 2021 Form 10-K.

The Company is now subject to the requirement to include in this 2021 Form 10-K our auditor’s attestation report on its assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“SOX”). We and our auditors have identified deficiencies in our internal control over financial reporting as disclosed in this 2021 Form 10-K as required under Section 404 of SOX. As some of these deficiencies are deemed material weaknesses in internal control over financing reporting, our auditors have issued an adverse opinion in their assessment of our internal control over financial reporting. The issuance of an adverse opinion regarding our internal control over financial reporting could adversely impact investor confidence in the accuracy, reliability, and completeness of our financial reports.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to effectively remediate these material weaknesses and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. In connection with the preparation of our consolidated financial statements as of January 29, 2022 and for the year then ended, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting have been identified:

●	We did not maintain an effective control environment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives; (ii) our commitment to attract, develop, and retain competent individuals; and (iii) holding individuals accountable for their internal control related responsibilities.
●	We did not design and implement an effective risk assessment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the risk assessment component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives; (ii) identifying and analyzing risks to achieve these objectives; (iii) considering the potential for fraud in assessing risks; and (iv) identifying and assessing changes in the business that could impact our system of internal controls.
●	We did not design and implement effective control activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.
●	We did not consistently generate or provide adequate quality supporting information and communication based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the functions of internal control; and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
●	We did not design and implement effective monitoring activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning; and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

If we are unable to effectively remediate these material weaknesses and maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.

We have a history of losses and a high fixed cost operating base and may not be able to achieve or maintain profitable operations in the future.

We experienced operating losses of approximately $10,725, $7,940 and $52,525 in fiscal 2021, fiscal 2020 and fiscal 2019. We reported net losses of $23,026, $13,234 and $56,296 in fiscal 2021, fiscal 2020 and fiscal 2019. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years. Our television shopping business operates with a high fixed cost base, primarily driven by fixed fees under distribution agreements with cable and direct-to-home satellite providers to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base and/or negotiate a reduction in this cost structure. If our sales levels are not sufficient to cover our operating expenses, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings, cash balance and growth prospects could be materially adversely affected.

Given this trend, if not reversed, it could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business. As of January 29, 2022, we had approximately $11,295 in unrestricted cash. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.

We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business.

Given this trend, if not reversed, it could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business. As of January 29, 2022, we had approximately $11,295 in unrestricted cash. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. We have had a historic trend of operating losses, which, if not reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures.

We have a loan and security agreement (as amended through September 20, 2021, the “Siena Loan”) with Siena Lending Group LLC (“Siena”), and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional of our subsidiaries, as guarantors thereunder. The Siena Loan provides a revolving line of credit of up to $80,000 and provides for the issuance of letters of credit in an aggregate amount up to $5,000 which, upon issuance, would be deemed advances under the revolving line of credit.

As of January 29, 2022, we had total borrowings of $60,216 under our revolving line of credit with Siena. Remaining available capacity under the revolving line of credit as of January 29, 2022 was approximately $11,400, which provided liquidity for working capital and general corporate purposes. As of January 29, 2022, we were in compliance with applicable financial covenants of the Siena Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.

We and our subsidiaries (the “Borrowers”) have a Promissory Note Secured by Mortgages with GreenLake Real Estate Finance LLC whereby GreenLake agreed to make a secured term loan to the Borrowers in the original amount of $28,500. The GreenLake Note is secured by, among other things, mortgages encumbering our owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the GreenLake Note. The GreenLake Note is scheduled to mature on July 31, 2024.

As of January 29, 2022, there was $28,500 outstanding under the term loan with GreenLake. Principal borrowings under the term loan are non-amortizing over the life of the loan.

We completed and closed on our $80,000 offering of 8.50% Senior Unsecured Notes due 2026 (the “Notes”) and issued the Note. As of January 29, 2022, the entire $80,000 principal amount of the Notes was outstanding.

We have significant future commitments for our cash, which primarily include payments for cable and satellite program distribution obligations and the eventual repayment of the Siena Loan, GreenLake Financing, and Senior Notes. Based on our current projections for fiscal 2022, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We further believe that our financial resources, along with managing expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future which may include reduced sales and net income levels for us.

The seasonality of our business places increased strain on our operations.

Our businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, namely November through January. Additionally, in our entertainment reporting segment, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic television-covering events which attract viewership and divert audience attention away from our programming. The seasonality of our businesses places increased strain on our operations.  If we do not stock or restock popular products sufficient to meet customer demand, our business would be adversely affected. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profitability. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Additionally, we may be unable to adequately staff our fulfillment and customer service centers during peak periods, and delivery services and other fulfillment companies and customer service providers may be unable to meet the seasonal demand. The occurrence of any of these factors could have an adverse effect on our business.

Our business, financial condition and results of operations are negatively influenced by adverse economic conditions that impact consumer spending, including inflation and the COVID-19 pandemic.

Our business is sensitive to general economic conditions and business conditions affecting consumer spending including, for example, increased inflation and the COVID-19 pandemic. Our businesses, financial condition and results of operations are negatively influenced by economic conditions that impact consumer spending. If macroeconomic conditions do not continue to improve or if conditions worsen, our business could be adversely affected.

Our results of operations may be adversely impacted by the ongoing COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain. Our operations may also be limited or impacted by government monitoring and/or regulation of product sales in connection with the COVID-19 pandemic.  The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home; disruptions to our operations resulting from the illness of any of our employees, including employees at our fulfillment center; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our and our suppliers’ and customers’ facilities. We have been experiencing disruptions to our business as we implement modifications to employee travel, employee work locations and cancellation of events, among other modifications. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, commodity and energy prices, and interest rates. If any of these effects of the COVID-19 pandemic were to worsen, it could result in lost or delayed revenue to us. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Our employees have been and could be subject to work-from-home orders and other limitations on our business in the states in which we operate. The restrictions, among other things, require us to operate with only certain employees in-person at our facilities. We have focused on taking necessary steps to keep our employees, contractors, vendors, customers, guests, and their families safe during these uncertain times. These uncertainties could reduce our profitability and impact our results of operations.

Our expansion to international markets subject us to a variety of risks that may harm our business.

As a result of the acquisition of the 1-2-3.tv, our operations have expanded to international markets, including Germany and Austria, which exposes us to significant new risks. 1-2-3.tv operates in Germany and Austria, which requires significant resources and management attention and subjects us to legislative, judicial, accounting, regulatory, economic, and political risks in addition to those we already faced in the United States. These include:

●	the need to successfully adapt and localize products and policies for specific countries, including obtaining rights to third-party intellectual property used in each country;
●	successfully adapting and localizing products and policies for specific countries, including obtaining rights to third-party intellectual property used in each country;
●	complying with compliance with laws such as the Foreign Corrupt Practices Act and other anti-corruption laws, U.S. or foreign export controls and sanctions, and local laws prohibiting improper payments to government officials and requiring the maintenance of accurate books and records and a system of sufficient internal controls;
●	complying with increased financial accounting and reporting burdens and complexities;

●	inflationary pressures, such as those the global market is currently experiencing, which may increase costs for materials, supplies, and services;
●	fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;
●	challenges and costs associated with staffing and managing foreign operations; and
●	unstable political and economic conditions, social unrest or economic instability, whatever the cause, including due to pandemics, natural disasters, wars, terrorist attacks, tariffs, trade disputes, local or global recessions, diplomatic or economic tensions, environmental risks, and security concerns, in general or in a specific country or region in which we operate.
●	complying with local laws, regulations, and customs in other jurisdictions; complying with increased financial accounting and reporting burdens and complexities; planning for fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and political or social unrest or economic instability, terrorist attacks and security concerns in general in a specific country or region in which we operate.

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

In our entertainment and consumer brands reporting segments, our ValuePay installment payment program could lead to significant unplanned credit losses if our credit loss rate materially deteriorates. We utilize an installment payment program called ValuePay that enables customers to purchase merchandise and pay for the merchandise in two or more monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of January 29, 2022, we had approximately $47,008 due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.

The majority of customer purchases are paid for by credit or debit cards, including our private label credit card discussed above. Purchases and installment charges made with the ShopHQ private label credit card are non-recourse to us. However, we have credit collection risk from the potential inability to collect future ValuePay installments. Our ValuePay program is an interest-free installment payment program which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales in which our customers utilized our ValuePay payment program over the past three fiscal years ranged from 50% to 57%. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.

Our dependence on a limited number of vendors may impair our ability to operate profitably in the event of an unanticipated loss of such a vendor:

In our entertainment and consumer brands reporting segments, we purchase products from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on more favorable terms due to the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2021, 2020 and 2019, products purchased from one vendor accounted for approximately 16%, 20% and 19%, respectively, of our consolidated net sales. During fiscal 2021 and fiscal 2020, products purchased from a second vendor accounted for approximately 11% and 14%, respectively, of our consolidated net sales. Both vendors are related parties and additional information is contained in Note 19 – “Related Party Transactions” in the notes to our consolidated financial statements. We believe that we could find alternative products for these vendors’ merchandise assortment if they ceased supplying merchandise; however, the unanticipated loss of any large supplier could negatively impact our sales and earnings.

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

Covenants in our debt agreements restrict our business in many ways.

The Siena Credit Facility contains various representation, warranties and financial and other covenants that limit our ability and/or our subsidiaries’ ability to, among other things, incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. The financial covenants include a maximum senior leverage ratio and minimum liquidity requirements. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-Sources of Liquidity” below for a discussion of the Siena Credit Facility. Upon the occurrence of an event of default under the Siena Credit Facility, the lender could elect to declare all amounts outstanding under the Siena Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lender could proceed against the collateral granted to them to secure that indebtedness. If the lender and counter parties under the Siena Credit Facility accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under the Siena Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.

Our success depends on our continued ability to capture and retain customers in a cost-effective manner.

In our entertainment and consumer brands segments, our success depends on our continued ability to capture and retain customers in a cost-effective manner. In an effort to attract and retain customers, we use considerable funds and resources for various marketing and merchandising initiatives, particularly for the production and distribution of television programming and the updating of our digital strategy to increasingly engage customers through digital channels and social media. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. We believe that costs associated with the production and distribution of our television programming and costs associated with digital marketing, including search engine marketing and social media marketing, may increase in the foreseeable future. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to place lower in search query results. Furthermore, the failure to successfully manage our search engine optimization and search engine marketing strategies could result in a substantial decrease in traffic to our website, as well as increased costs if we were to replace free traffic with paid traffic. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our business and, as a result, adversely affect our financial results. In addition, customers continue to increase their expectations for faster delivery times with free or reduced shipping prices. Increased delivery costs, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand, and the extent to which we offer shipping promotions to our customers, could have an adverse effect on our business, financial condition and results of operations.

Our inability to recruit and retain key employees may adversely impact our ability to sustain growth.

Our growth is contingent, in part, on our ability to retain and recruit employees who have the distinct skills necessary for a business that demands knowledge of the interactive media industry, digital advertising industry, omnichannel retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and direct-to-consumer and retail store fulfillment. In recent years, we have experienced significant senior management turnover and reductions in force as discussed in Note 21 – “Executive and Management Transition Costs” and Note 20 – “Restructuring Costs” in the notes to our consolidated financial statements. The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations, our vendor relationships and may make recruiting for future management positions more difficult. Further we may incur significant expenses related to any executive transition costs that may impact our operating results. In fiscal 2021, fiscal 2020 and fiscal 2019 we recorded charges to income of $0, $0 and $2,741, respectively, related to executive and management transition costs incurred, which included severance payments and other incremental expenses.

Any acquisition we make could adversely impact our performance.

From time to time, we may acquire other businesses. An acquisition involves certain inherent risks, including the failure to retain key personnel from an acquired business; undisclosed or subsequently arising liabilities; failure to successfully integrate operations of the acquired business into our existing business, such as new product offerings or information technology systems; failure to generate expected synergies such as cost reductions or revenue gains; and the potential diversion of management resources from existing operations to respond to unforeseen issues arising in the context of the integration of a new business. Additionally, we may incur significant expenses in connection with acquisitions and our overall profitability could be adversely affected if our associated investments and expenses are not justified by the revenues and profits, if any.

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

It is possible that one or more of our significant brands or vendors could experience financial difficulties and be unable to supply us their product. In addition, the unanticipated loss of one or a number of our significant brands or vendors, could materially and adversely impact our sales and profitability.

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

Products sold or developed by us may expose us to product liability or product safety claims relating to personal injury, death or property damage caused by such products and may require us to take actions such as product recalls, which could involve significant expense incurred by us.

We maintain and have generally required the manufacturers and vendors of these products to carry product liability and errors and omissions insurance. We also require that our vendors fully indemnify us for such claims. There can be no assurance that we will maintain this insurance coverage or obtain additional coverage on acceptable terms, or that this insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. There also can be no assurance that our suppliers will continue to maintain this insurance or that this coverage will be adequate or available with respect to any particular claims or will fulfill their contractual indemnification duties. Product liability claims could result in a material adverse impact on our financial performance.

We may also be subject to involuntary product recalls, or we may voluntarily conduct a product recall. The costs associated with product recalls individually or in the aggregate in any given fiscal year, or for any particular recall event, could be significant. Although we maintain product recall insurance, and we require that our vendors fully indemnify us for such events, an involuntary product recall could result in a material adverse impact on our financial performance. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

In addition, the live unscripted nature of our television broadcasting may subject us to misrepresentation or false advertising claims by our customers, the Federal Trade Commission and state attorneys general. We are subject to two FTC consent decrees, one issued in 2001 and one issued in 2003; both have a duration of 20 years. They consist of claims involving recordkeeping, compliance policies, and attention to detail on claim substantiation. Violations of these decrees could result in significant civil fines and penalties.

Risks Relating to Television Viewership Trends, Technologies & Costs

Changes in technology and in consumer viewing patterns may negatively impact our video content viewing and could result in a decrease in revenue.

As a multiplatform interactive video service, we are dependent on our ability to attract and retain viewers and must successfully adapt to technological advances in the media entertainment industry, including the emergence of alternative distribution platforms, such as digital video recorders, video-on-demand and subscription video-on-demand (e.g., Netflix, Hulu, Amazon Prime). New technologies affect the manner in which our programming is distributed to consumers, the sources and nature of competing content offerings, and the time and manner in which consumers view our programming. This trend has impacted the traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the development of alternative distribution channels for broadcast and cable programming and declines in cable and satellite subscriber levels across the industry. In order to respond to these developments, we have developed a multiplatform distribution approach, including delivering our content over various streaming applications such as Roku and Apple TV and distribution through social media platforms. However, there can be no assurance that we will successfully respond to these changes which could result in a loss of viewership and a decrease in revenue.

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

In the entertainment reporting segment, we generally operate under distribution agreements with cable operators, direct-to-home satellite providers and telecommunications companies to distribute our television programming over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may or have expired. Under certain circumstances, we or our distributors may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The distribution agreements generally provide that we will pay each operator a monthly access fee, based on the number of homes receiving our programming, and in some cases marketing support payments. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our programming. We believe that our major competitors to our entertainment brands leverage their economies of scale to incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do, and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than those of our competition. However, we can leverage this fixed expense with sales growth to accelerate improvement in our profitability. We may not be able to expand or could lose some of our existing programming distribution if we cannot negotiate profitable distribution agreements.

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

Our television broadcast studios, internet operations, IT systems, merchandising team, inventory control systems, executive offices, and finance/accounting functions, among others, are in our adjacent offices at 6740 and 6690, Shady Oak Road in Eden Prairie, Minnesota. In addition, our only fulfillment and distribution facility is centralized at a location in Bowling Green, Kentucky. Fire, flood, severe weather, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt our broadcast, computer, broadband or other communications systems and infrastructures, including the distribution of our network to our customers, at any time. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We could incur substantial financial losses above and beyond what may be covered by applicable insurance policies, and may experience a loss of sales, customers, vendors and employees during the recovery period.

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

Risks Related to Digital Advertising

We rely on integrations with demand- and supply-side advertising platforms, ad servers and social platforms. A decrease in demand for advertising and public criticism of digital advertising technology in the U.S. and internationally could adversely affect the demand for and use of our solutions.

Our business depends, in part, on the demand for digital advertising technology. The digital advertising industry has been and may in the future be subject to reputational harm, negative media attention and public complaint relating to, among other things, the alleged lack of transparency and anti-competitive behavior among advertising technology companies. This public criticism could result in increased data privacy and anti-trust regulation in the digital advertising industry in the U.S. and internationally. In addition, our services are delivered in web browsers, mobile apps and other software environments where online advertising is displayed, and certain of these environments have announced future plans to phase out or end the use of cookies and other third-party tracking technology on their operating systems in order to provide more consumer data privacy. While our technology and solutions do not rely on persistent identifiers or cookie-based or cross-site tracking, these changes and other updates to software functionality in these environments could hurt our ability to effectively deliver our services.

We may not be able to accurately predict changes in overall advertiser demand for the channels in which it operates and cannot assure that our investment in formats will correspond to any such changes. Advertisers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of advertisements. In order for our services to be successful, there must be a large base of advertisers to deliver content. We have limited or no control over the availability or acceptance of those advertisements, and any change in the licensing terms, costs, availability or user acceptance of these advertisements could adversely affect our business. Any decrease in the use of mobile, display, and video advertising, whether due to customers losing confidence in the value or effectiveness of such channels, regulatory restrictions, public criticism or other causes, or any inability to further penetrate CTV or enter new and emerging advertising channels, could adversely affect our business, results of operations, and financial condition. Any change or decrease in the demand for digital advertising, including on social media platforms as a result of avoidance campaigns or similar events, may negatively affect the demand for and use of our solutions. If our customers significantly reduce or eliminate their digital ad spend in response to the public criticism of the digital advertising industry or its related effects, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Securities

Our stock price has been volatile, and continued volatility could adversely affect our ability to raise additional capital and/or cause us to be subject to securities class action litigation.

Most recently, on April 21, 2022, the market price of our common stock, as reported on The Nasdaq Capital Market, closed at a price of $4.38 per share. The prices at which our common stock is quoted and the prices which investors may realize will be influenced by several factors, some specific to our company and operations and some that may affect our sector or public companies generally. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, including the first half of 2020, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations, regardless of the cause, may materially and adversely affect our stock price, regardless of our operating results. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Our business could be negatively affected as a result of shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and we are subject to the risks associated with such activism. In 2014, we were the subject of a proxy contest. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the board of directors, potentially interfering with our ability to execute our strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described in this “Risk Factors” section.

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

Risks Related to Regulation

Trade policies, tariffs, tax or other government regulations that increase the effective price of products manufactured in other countries and imported into the United States could have a material adverse effect on our business.

A material percentage of the products that we offer on our television programming and our e-commerce websites are imported by us or our vendors, from other countries. Uncertainty with respect to trade policies, tariffs, tax and government regulations affecting trade between the United States and other countries has increased. Many of our vendors source a large percentage of the products we sell from other countries. Major developments in trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our financial results and business.

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

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, protection, disclosure, cross-border transfer, localization, sharing, and security of the data we receive from and about our users, employees, and other individuals. The regulatory environment for the collection and use of personal information by device manufacturers, online service providers, content distributors, advertisers, and publishers is evolving in the United States and internationally. Privacy and consumer rights groups and government bodies (including the U.S. Federal Trade Commission (“FTC”), state attorneys general, the European Commission, and European data protection authorities), have increasingly scrutinized privacy issues with respect to devices that identify or are identifiable to a person (or household or device) and personal information collected through the internet, and we expect such scrutiny to continue to increase. The U.S. federal government, U.S. states, and foreign governments have enacted (or are considering) laws and regulations that could significantly restrict industry participants’ ability to collect, use, and share personal information, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. For example, the EU General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations) and places new data protection obligations and restrictions on organizations and may require us to make further changes to our policies and procedures in the future beyond what we have already done.

We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of data protection regulations, but if we are not compliant with GDPR or other data protection laws or regulations if and when implemented, we may be subject to significant fines and penalties (such as restrictions on personal information processing) and our business may be harmed. For example, under the GDPR, fines of up to 4% of the annual global revenue of a noncompliant company, as well as data processing restrictions, could be imposed for violation of certain of the GDPR’s requirements. Data protection laws continue to proliferate throughout the world and such laws likely apply to our business.

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

Nearly all of our customers pay for purchases via a credit or debit card. Credit and debit card payment organizations continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for encrypted use and secure storage of customer data. By virtue of the volume of our overall credit card transactions, we are a Level 1 merchant which requires the annual completion of a formal Report of Compliance (“ROC”) by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially adversely affect sales. Although we received an approved ROC on July 31, 2020, there is no guarantee that we will continue to receive such approvals.

Technology and Intellectual Property Risks

We significantly rely on technology and information management tools and operational applications to run our existing businesses, the failure of which could adversely impact our operations.

Our businesses are dependent, in part, on the use of sophisticated technology, some of which is provided to us by third parties. These technologies include, but are not necessarily limited to, satellite based transmission of our programming, use of the internet and other mobile commerce devices in relation to our on-line business, new digital technology used to manage and supplement our television broadcast operations, the age of our legacy operational  applications to distribute product to our customers and a network of complex computer hardware and software to manage an ever increasing need for information and information management tools. The failure of any of these legacy systems or operational infrastructure elements, technologies, or our inability to have this technology supported, updated, expanded or integrated into new business processes or other technologies, could adversely impact our operations. Although we have developed alternative sources of technology and built redundancy into our computer networks and tools, there can be no assurance that these efforts to date would protect us against all potential issues or disaster occurrences related to the loss of any such technologies or their use. Further, we may face challenges in keeping pace with rapid technological changes and adopting new products or platforms and migrating to new systems.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own a facility of approximately 209,000 square feet and the related land in Eden Prairie, Minnesota that serves as our global corporate headquarters and includes television studios, broadcast facilities, and call center operations. We own a distribution facility of approximately 600,000 square feet in Bowling Green, Kentucky, which serves as our primary fulfillment center. Our owned facilities in Eden Prairie, Minnesota and Bowling Green, Kentucky are currently pledged as collateral under our GreenLake Credit Facility. In addition, we lease office facilities in New York, Florida and Ottawa, Canada. We lease four facilities in Germany, two television studios, one office location and one location used for sample storage.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional alternative space will be available as needed to accommodate expansion of operations.

The consumer brand segment comprises of operations in retail locations that range from 900 to 7,000 square feet and is summarized for each state as follows:

	Retail Locations
State	Owned	Leased
Indiana	—	1
Minnesota	—	3
Missouri	—	1
Ohio	—	1
Pennsylvania	—	1

Item 3. Legal Proceedings

We are involved from time to time in various claims and lawsuits in the ordinary course of business, including claims related to products, product warranties, contracts, employment, intellectual property, consumer protection and regulatory matters. In the opinion of management, none of the claims and suits, either individually or in the aggregate, are reasonably likely to have a material adverse effect on our operations or consolidated financial statements.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “IMBI.”

Holders

As of April 21, 2022, we had approximately 680 active registered shareholders of record and 5,942 common shareholders of record.

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

We are restricted from paying dividends on our common stock by the Siena Credit Facility, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Liquidity.”

Issuer Purchases of Equity Securities

There were no authorizations for repurchase programs or repurchases made by or on behalf of us or any affiliated purchaser for shares of any class of our equity securities in any fiscal month within the fourth quarter of fiscal 2021.

Sale of Unregistered Securities

During the past three years, we did not sell any equity securities that were not registered under the Securities Act, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Shareholder Rights Plan

During fiscal 2015, we adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, we declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of our common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, we entered into a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from us one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $90.00 per Unit.

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

On July 12, 2019, our shareholders re-approved the Rights Plan at the 2019 annual meeting of shareholders. The Rights will expire upon certain events described in the Rights Plan, including the close of business on the date of the third annual meeting of shareholders following the last annual meeting of our shareholders of at which the Rights Plan was most recently approved by shareholders, unless the Rights Plan is re-approved by shareholders at that third annual meeting of shareholders. However, in no event will the Rights Plan expire later than the close of business on July 13, 2025.

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

Item 6. Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands)

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

Overview

Our Company

We are a leading interactive media company capitalizing on the convergence of entertainment, ecommerce, and advertising. We own a growing, global portfolio of entertainment, consumer brands and media commerce services businesses that cross promote and exchange data with each other to optimize the engagement experiences we create for advertisers and consumers. Our growth strategy revolves around our ability to increase our expertise and scale using interactive video and first-party data to engage customers within multiple business models and multiple sales channels. We believe our growth strategy builds on our core strengths and provides an advantage in these marketplaces.

During fiscal 2021, we began reporting based on three reportable segments:

●	Entertainment, which is comprised of our television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, ShopJewelryHQ and 1-2-3.tv.
●	Consumer Brands, which is comprised of Christopher & Banks (“C&B”), J.W. Hulme Company (“JW”), Cooking with Shaquille O’Neal (“Shaq”), OurGalleria.com and TheCloseout.com (“TCO”).
●	Media Commerce Services, which is comprised of iMedia Digital Services (“iMDS”), Float Left (“FL”) and i3PL.

The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation.

Results of Operations – iMedia Consolidated

The following table sets forth, for the periods indicated, certain statement of operations data.

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net sales	$551,134	$454,171	$501,822
Gross margin	222,616	167,053	163,637
Operating expenses:
Distribution and selling	158,512	129,920	170,587
General and administrative	38,589	20,336	25,611
Depreciation and amortization	35,606	24,022	8,057
Restructuring costs	634	715	9,166
Executive and management transition costs	—	—	2,741
Total operating expenses	233,341	174,993	216,162
Operating loss	(10,725)	(7,940)	(52,525)
Interest expense, net	(11,528)	(5,234)	(3,760)
Loss on debt extinguishment	(663)	—	—
Loss before income taxes	(22,916)	(13,174)	(56,285)
Income tax provision	(110)	(60)	(11)
Net loss	$(23,026)	$(13,234)	$(56,296)

Consolidated Net Sales

Consolidated net sales during fiscal 2021 were $551,134 compared to $454,171 during fiscal 2020, a 21.3% increase. Consolidated net sales during fiscal 2020 were $454,171 compared to $501,822 during fiscal 2019, a 9.5% decrease. The increase in consolidated net sales in 2021 was primarily due to the incremental net sales from the completed 2021 acquisitions of Christopher & Banks, Synacor, 1-2-3.tv, and TCO, and the improved performance of the entertainment segment. For 2020, the $47,651 or 9.5% decrease in net sales was primarily due to our priority to increase our gross margin by decreasing net sales of merchandise categories with lower gross margin rates, such as consumer electronics.

Gross Margin

Consolidated gross margin percentages were 40.4%, 36.8% and 32.6% for 2021, 2020 and 2019, respectively. For 2021, the 361-basis point improvement was primarily attributable to the entertainment segment’s intentional increase in the percentage of sales from merchandise categories with higher margin rates, such as jewelry and watches, fashion and beauty. Our consolidated gross margin percentage was further improved in 2021 due to the impact from the completed 2021 acquisition of Christopher & Banks in the consumer brands segment. The consumer brands segment had a gross margin percentage of 49.5% for 2021 and contributed 9.9% of total gross margin in 2021 compared to 0.5% of total gross margin in 2020. For 2020, the 417-basis point increase was also primarily attributable to the entertainment segment’s gross margin increases due to strategic promotional and pricing initiatives.

Total Operating Expenses

Total operating expenses were $233,341, $174,993 and $216,162 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, representing an increase of $58,348 or 33% from fiscal 2020 to fiscal 2021, and a decrease of $41,169 or 19.0% from fiscal 2019 to fiscal 2020. Total operating expenses as a percentage of net sales were 42.3%, 38.5% and 43.1% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. For 2021, the increase in operating expenses is primarily due to the incremental operating expenses generated from the completed 2021 acquisitions of 1-2-3.tv, Synacor’s Portal and Advertising Business, Christopher & Banks, and TCO. These incremental operating costs from these acquisitions accounted for approximately 60% of the consolidated increase in total operating expenses. Additionally, in 2021 we incurred $6,974 of one-time transaction and transition costs associated with the 2021 acquisitions. Operating expenses also increased as a result of increased variable distribution and selling expenses and general and administrative expenses in the entertainment segment. Restructuring cost for 2021 were $634. For 2020, the decrease in operating expenses of $41,169 is due to the decline in distribution and selling expenses and lower general and administrative expenses.

Distribution and selling

Distribution and selling expense for fiscal 2021 increased $28,592, or 22.0%, to $158,512 or 28.8% of net sales compared to $129,920 or 28.6% of net sales in fiscal 2020. Approximately 70%, or $19,690, of the distribution and selling expense increase during fiscal 2021 is attributable to incremental distribution and selling expenses of the acquisitions of 1-2-3.tv, Synacor’s Portal and Advertising Business, Christopher & Banks, and TCO completed in 2021, and by the entertainment segment’s increased program distribution costs of $3,090. For 2020, the $40,667 decrease in distribution and selling expenses was primarily due to the entertainment segment’s decreased program distribution expenses, payroll and benefits, digital marketing expenses and other selling expenses.

General and administrative

General and administrative expense was $38,589, $20,336 and $25,611 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, representing an increase of $18,253 or 89.8% from fiscal 2020 to fiscal 2021, and a decrease of $5,275 or 20.6% from fiscal 2019 to fiscal 2020. General and administrative expenses as a percentage of net sales were 7.0%, 4.5% and 5.1% for fiscal 2021, fiscal 2020 and fiscal 2019. For 2021, approximately 61%, or $11,129, of the $18,253 increase in general and administrative expense was due to the incremental general and administrative expenses generated from the acquisitions completed in 2021, plus $6,974 in one-time transaction and transition costs associated with these acquisitions. For 2020, the $5,275 decrease in general and administrative expenses was primarily due to decreased payroll and benefits, reduced share-based compensation and other general expenses.

Depreciation and amortization

Depreciation and amortization expense was $35,606, $24,022 and $8,057 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, representing an increase of $11,584 from fiscal 2020 to fiscal 2021, and an increase of $15,965 or 198.2% from fiscal 2019 to fiscal 2020. Depreciation and amortization as a percentage of net sales was 6.5%, 5.3% and 1.6% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. For 2021, the $11,584 increase in depreciation and amortization was primarily due to the entertainment segment’s increased broadcast rights amortization expense and the incremental depreciation and amortization expenses generated from the four acquisitions completed in 2021, including 1-2-3.tv, Synacor’s Portal and Advertising Business, Christopher & Banks, and TCO. For 2020, the $15,965 increase in depreciation and amortization expenses was primarily related to increased broadcast rights amortization expense.

Restructuring costs

Restructuring costs were $634, $715 and $9,166 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, representing a decrease of $81 or 11.3% from fiscal 2020 to fiscal 2021 and a decrease of $8,451 or 92.2% from fiscal 2019 to fiscal 2020. These costs in 2021, 2020, and 2019 were all related to our continued organizational optimization of our staffing, policies, and procedures that collectively work together to improve the velocity, quality, and decentralization of decision-making in the organization, to reduce the duplication of organizational effort, and to reduce costs. Fiscal 2019 represented the largest number and most financially impactful of these, which resulted in the most significant restructuring costs.

Interest expense, net

Interest expense, net was $11,528, $5,234 and $3,760 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, representing an increase of $6,294 or 120.3% from fiscal 2020 to fiscal 2021 and an increase of $1,474 or 39.2% from fiscal 2019 to fiscal 2020. For 2021, the increase in net interest expense was primarily related to the $2,712 of interest expense on the $80,000 in 8.50% Senior Unsecured Bonds issued to finance the acquisition of 1-2-3.tv in 2021. In addition, we incurred higher interest expense in fiscal 2021 resulting from higher broadcast rights liabilities and higher average senior borrowings under the Siena and GreenLake credit facilities, respectively. For 2020, the increase in net interest expense was primarily related to television broadcast rights liabilities.

Effect of foreign exchange rates

In November of 2021, we acquired a foreign subsidiary, 1-2-3.tv, which reports its financial information in Euros. For the year ended January 29, 2022, we recognized foreign translation adjustments of ($2,428), which is part of other comprehensive income. Below is a summary of changes in foreign exchange rates for fiscal 2021 and 2020:

	January 29,	January 30,	February 1,
	2022	2021	2020
Foreign Exchange Rate (USD / Euro) - Closing	$1.115	$1.210	$1.103
% Change from prior year	(7.9)%	9.7%

The average exchange rate was $1.176 for the year ended January 29, 2022 and $1.151 for the year ended January 30, 2021. Below is a summary of the potential effect of changes in foreign exchange rates on our pro forma financial information for the year ended January 29, 2022 if we had acquired 1-2-3.tv as of the beginning of the fiscal year:

	2021 Pro Forma	Effect of Foreign Exchange Rates	2021 Pro Forma at 2020 Rates
Net sales	$689,888	$(3,916)	$685,972
Net income (loss)	(26,776)	32	(26,744)

Income tax provision

Our effective tax rate was (0.5)%, (0.5)% and 0.0%, for years ended January 29, 2022, January 30, 2021 and February 1, 2020. We have not recorded any income tax benefit on the losses recorded during fiscal 2021, 2020 or 2019 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Net Loss Attributable to Shareholders

We had net losses attributable to shareholders of $22,008, $13,234, and $56,296 for the years ended January 29, 2022, January 30, 2021 and February 1, 2020. The change in net loss attributable to shareholders was a result of the above-described fluctuations in our net sales and expenses.

Adjusted EBITDA Reconciliation

To provide investors with additional information regarding our financial results, we also disclose Adjusted EBITDA (as defined below).  Adjusted EBITDA was $41,647, $23,913, and ($18,391) for the years ended January 29, 2022, January 30, 2021 and February 1, 2020.

The following table provides a reconciliation of the net loss attributable to shareholders to Adjusted EBITDA:

	For the Fiscal Years Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net loss attributable to shareholders	$(22,008)	$(13,234)	$(56,296)
Adjustments:
Depreciation and amortization (a)	39,361	27,978	12,014
Interest income	(199)	(3)	(17)
Interest expense	11,727	5,237	3,777
Income taxes	110	60	11
EBITDA (b)	$28,991	$20,038	$(40,511)

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$28,991	$20,038	$(40,511)
Adjustments:
Transaction, settlement and integration costs, net (c)	7,269	1,200	694
Restructuring costs	634	715	9,166
One-time customer concessions	341	—	—
Costs related to Kentucky tornado	429	—	—
Inventory impairment write-down	—	—	6,050
Executive and management transition costs	—	—	2,741
Rebranding costs	—	—	1,265
Loss on debt extinguishment	663	—	—
Non-cash share-based compensation expense	3,320	1,960	2,204
Adjusted EBITDA (b)	$41,647	$23,913	$(18,391)
(a)	Includes depreciation of $11,018, $10,662 and $10,661, which includes distribution facility depreciation of $3,755, $3,955 and $3,957 for the years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively. Distribution facility depreciation is included as a component of cost of sales within the accompanying consolidated statements of operations. The year ended January 29, 2022 and January 30, 2021 includes amortization expense related to the television distribution rights totaling $26,956 and $16,902, respectively. The year ended January 29, 2022 and January 30, 2021 includes amortization expense related to intangible assets totaling $1,416 and $415, respectively.
(b)	EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs, net; restructuring costs; costs related to the Kentucky tornado; non-cash impairment charges and write downs; executive and management transition costs; one-time customer concessions; rebranding costs; gain on sale of television station; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs for the year ended January 29, 2022 include approximately $1,899 of transaction and transition costs related to our acquisition of 1-2-3.tv, approximately $2,304 of transaction and transition costs related to our acquisition of Christopher & Banks, $641 of transaction and transition costs related to our acquisition of Synacor’s Advertising and Portal business. Transaction, settlement and integration costs for the year ended January 30, 2021 include consulting fees incurred to explore additional loan financings, settlement costs, professional fees related to the TheCloseOut.com transaction, and incremental COVID-19 related legal costs. Transaction, settlement and integration costs, net, for year ended February 1, 2020 includes contract settlement costs of $1,200; business acquisition and integration-related costs of $246 to acquire Float Left and J.W. Hulme; costs incurred related to the implementation of our ShopHQ VIP customer loyalty program and our third-party logistics service offerings of $658, costs incurred to amend our Articles of Incorporation and to effect a reverse stock split of our common stock, partially offset by a $1,500 gain for the sale of our claim related to the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation class action lawsuit.

We have included the term “Adjusted EBITDA” in our reconciliation in order to adequately assess the operating strength and performance of our businesses. The Management team uses this measure to evaluate our business and make decisions about allocating resources to businesses and strategic initiatives. In addition, management uses Adjusted EBITDA as a financial measure to evaluate operating performance under our incentive compensation programs. Adjusted EBITDA should be considered in addition to, but not a substitute for operating income or loss, net income or loss or cash flows from operating activities and other measures as prepared in accordance with GAAP.

Results of Operations – Reporting Segments

The following table sets forth, for the periods indicated, certain statement of operations data for each segment.

	Fiscal Year Ended
	January 29,		January 30,		February 1,
	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Sales
Entertainment	$478,945	87%	$445,452	98%	$496,169	99%
Consumer Brands	44,347	8%	2,155	0%	2,274	0%
Media Commerce Services	27,842	5%	6,564	1%	3,379	1%
Total net sales	$551,134	100%	$454,171	100%	$501,822	100%

Gross Margin
Entertainment	$192,572	87%	$163,897	98%	$162,806	99%
Consumer Brands	21,957	10%	894	1%	795	0%
Media Commerce Services	8,087	4%	2,262	1%	36	0%
Total gross margin	$222,616	100%	$167,053	100%	$163,637	100%

Operating Income (Loss)
Entertainment	$(13,500)	126%	$(6,286)	79%	$(49,723)	95%
Consumer Brands	1,609	(15)%	(1,599)	20%	(1,928)	4%
Media Commerce Services	1,166	(11)%	(55)	1%	(874)	2%
Total operating income (loss)	$(10,725)	100%	$(7,940)	100%	$(52,525)	100%

The entertainment segment continued to be our most significant segment in 2021 based on net sales, gross margin, and operating income (loss). The consumer brands segment had the highest rate of sales growth for fiscal 2021, with an increase of 1,958%. The consumer brands segment also had the highest gross margin rate, 49.5% for fiscal 2021. The results of operations for each segment and significant changes from year to year are discussed below.

Entertainment Segment

The entertainment segment is comprised of our television networks: ShopHQ, ShopBulldogTV, ShopHQHealth, ShopJewelryHQ and 1-2-3.tv. The following table summarizes net sales by product category and other information from statements of operations for the entertainment segment:

	Fiscal Year Ended
	January 29,		January 30,		February 1,
	2022		2021		2020
Entertainment:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Jewelry & Watches	$191,675	40.0%	$164,200	36.9%	$200,948	40.5%
Health, Beauty & Wellness	103,475	21.6%	129,858	29.2%	80,945	16.3%
Home	77,879	16.3%	62,118	13.9%	106,025	21.4%
Fashion & Accessories	57,999	12.1%	45,261	10.2%	65,616	13.2%
Other (primarily shipping & handling revenue)	47,917	10.0%	44,015	9.9%	42,635	8.6%
Total entertainment revenues	$478,945	100.0%	$445,452	100.0%	$496,169	100.0%

Gross margin	$192,572	40.2%	$163,897	36.8%	$162,806	32.8%
Operating loss	$(13,500)	(2.8)%	$(6,286)	(1.4)%	$(49,723)	(10.0)%

Entertainment net sales increased $33,493 or 7.5% and decreased $50,717 or 10.2% for fiscal 2021 and 2020, respectively. For 2021, the increase in net sales was primarily due to the acquisition of 1-2-3.tv and growth in the Jewelry & Watches and Fashion & Accessories product lines, offset by decreases in Health, Beauty & Wellness, for ShopHQ. For 2020, the decrease in net sales was primarily due to our priority to increase our gross margin by reducing sales of less profitable products, particularly in consumer electronics.

Entertainment gross margin percentage was 40.2%, 36.8% and 32.8% for fiscal 2021, 2020 and 2019, respectively. For 2021, the 341-basis point improvement was primarily attributable to continued price optimization and product mix shift to higher margin rate categories, such as jewelry and watches, fashion, and beauty. For 2020, the 398-basis point increase was also primarily attributable to the gross margin increases due to strategic promotional and pricing initiatives.

Entertainment operating loss was (2.8)%, (1.4)% and (10.0)% for fiscal 2021, 2020, and 2019 respectively. For 2021, the increase in operating loss as a percentage of sales was due to an increase in program distribution expense of $3,090 and an increase in broadcast rights amortization. For 2020, the $43,437 improvement in Operating income was primarily due to margin improvement and cost saving initiatives.

Consumer Brands Segment

The consumer brands segment is comprised of Christopher & Banks (“C&B”), J.W. Hulme Company (“JW”), Cooking with Shaquille O’Neal (“Shaq”), OurGalleria.com and TheCloseout.com (“TCO”). The following table summarizes net sales by product category and other information from statements of operations for the consumer brands segment:

	Fiscal Year Ended
	January 29,		January 30,		February 1,
	2022		2021		2020
Consumer Brands:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Fashion & Accessories	$40,321	90.9%	$2,177	101.0%	$2,275	100.0%
Home	1,786	4.0%	—	—%	—	—%
Jewelry & Watches	1,690	3.8%	—	—%	—	—%
Other (primarily shipping & handling revenue)	550	1.2%	(22)	(1.0)%	(1)	(0.0)%
Total consumer brands revenues	$44,347	100.0%	$2,155	100.0%	$2,274	100.0%

Gross margin	$21,957	49.5%	$894	41.5%	$795	35.0%
Operating income (loss)	$1,609	3.6%	$(1,599)	(74.2)%	$(1,928)	(84.8)%

Consumer brands net sales for the consumer brands segment increased $42,192 or 1,958% and decreased $119 or 5.2% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. For 2021, the increase in net sales was primarily due to the 2021 acquisitions of C&B and TCO. C&B and TCO contributed approximately 83% and 11%, respectively, of consumer brands net sales for fiscal 2021. eCommerce sales contributed over 91% of the sales growth in fiscal 2021. For 2020, the decrease in net sales was primarily due to the negative impact of COVID-19 on our brick-and-mortar locations, which negatively impacted store sales at JW.

Consumer brands gross margin percentage was 49.5%, 41.5% and 35.0% for fiscal 2021, 2020 and 2019, respectively. For fiscal 2021, the 803-basis point improvement was primarily due to the 2021 acquisition of C&B, which has a standalone gross margin percentage of 54.0%. For fiscal 2020, the 652-basis point increase was primarily the result of continued promotions and pricing initiatives.

Consumer brands operating income (loss) as a percentage of sales was 3.6%, (74.2)%, and (84.8)% for fiscal 2021 and 2020, respectively. The increase in operating income as a percentage of sales in 2021 is primarily attributable to investments made in marketing campaigns and direct-to-consumer catalogs designed to reinvigorate the C&B customer base to drive sales in the near-term and create customer lifetime value through customer reactivation and acquisition. For 2020, we were not able to leverage the fixed operating expenses primarily for JW Hulme, which continues to be a brand that has long-term value.

Media Commerce Services Segment

The media commerce services segment is comprised of iMedia Digital Services (“iMDS”), Float Left (“FL”) and i3PL. The following table summarizes net sales by product category and other information from statements of operations for the consumer brands segment:

	Fiscal Year Ended
	January 29,		January 30,		February 1,
	2022		2021		2020
Media Commerce Services:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Syndication	$14,466	52.0%	$—	—%	$—	—%
Advertising & Search	7,558	27.1%	—	—%	—	—%
OTT	2,281	8.2%	2,254	34.3%	167	4.9%
Other	3,537	12.7%	4,310	65.7%	3,212	95.1%
Total media commerce services revenues	$27,842	100.0%	$6,564	100.0%	$3,379	100.0%

Gross margin	$8,087	29.0%	$2,262	34.5%	$36	1.1%
Operating income (loss)	$1,166	4.2%	$(55)	(0.8)%	$(874)	(25.9)%

Media commerce services net sales increased $21,278 or 324.2% and $3,185 or 94.3% for fiscal 2021 and 2020, respectively, when compared to the previous fiscal year. For 2021, the increase in net sales was primarily due to the acquisition of iMDS (Synacor acquisition), which contributed approximately 79% to sales for fiscal 2021. For 2020, the increase in net sales was primarily due to the acquisition of FL.

Media commerce services gross margin percentage was 29.0%, 34.5% and 1.1% for 2021, 2020 and 2019, respectively. For fiscal 2021, the 541-basis point decrease was primarily due to the shift to lower-margin portal and advertising services through the acquisition of iMDS. For fiscal 2020, the 3,340-basis point increase was primarily the result of growth in the higher-margin OTT service line through the acquisition of FL.

Media commerce services operating income (loss) was 4.2% and (0.8)% of sales for fiscal 2021 and 2020, respectively. For 2021, the increase in operating income as a percentage of sales is primarily due to the acquisition of iMDS. For 2020, labor investments in the business did not deliver anticipated results, which inflated the cost as a percentage of net sales as we were not able to leverage operating expenses in fiscal 2020.

Financial Condition, Liquidity and Capital Resources

As of January 29, 2022, we had cash of $11,295 and $11,400 of availability on the Siena Credit Facility. In addition, under the Sienna Credit Facility, we are required to maintain a minimum of $7,500 of unrestricted cash plus unused line availability at all times. As of January 30, 2021, we had cash of $15,485. During fiscal 2021, working capital increased $38,445 to $72,108 compared to working capital of $33,663 for fiscal 2020 (see “Cash Requirements” below for additional information on changes in working capital accounts). The current ratio (our total current assets divided by total current liabilities) improved to 1.4 at January 29, 2022 compared to 1.2 at January 30, 2021.

Sources of Liquidity

Our principal source of liquidity is our available cash and our additional borrowing capacity under our revolving credit facility with Siena Lending Group, LLC (“Siena”). As of January 29, 2022, we had cash of $11,295 and additional borrowing capacity of $11,400.

8.50% Senior Unsecured Notes

On September 28, 2021, we completed and closed on our $80,000 offering of 8.50% Senior Unsecured Notes due 2026 (the “Notes”) and issued the Notes. We received related net proceeds of $73,700 after deducting the underwriting discount and estimated offering expenses payable by us (including fees and reimbursements to the underwriters). The Notes were issued under an indenture, dated September 28, 2021 (the “Base Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated September 28, 2021 (the “Supplemental Indenture,” and the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), between us and the Trustee. The Notes were denominated in denominations of $25.00 per note and integral multiples of $25.00 in excess thereof.

The Notes will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year, and will mature on September 30, 2026.

The Notes are our senior unsecured obligations. There is no sinking fund for the Notes. The Notes are the obligations of iMedia Brands, Inc. only and are not obligations of, and are not guaranteed by, any of our subsidiaries. We may redeem the Notes for cash in whole or in part at any time at our option (i) on or after September 30, 2023 and prior to September 30, 2024, at a price equal to $25.75 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after September 30, 2024 and prior to September 30, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after September 30, 2025 and prior to maturity, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption. The Indenture provides for events of default that may, in certain circumstances, lead to the outstanding principal and unpaid interest of the Notes becoming immediately due and payable. If a Mandatory Redemption Event (as defined in the Supplemental Indenture) occurs, we will have an obligation to redeem the Notes, in whole but not in part, within 45 days after the occurrence of the Mandatory Redemption Event at a redemption price in cash equal to $25.50 per note plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

We used all of the net proceeds from the offering to fund our closing cash payment in connection with the acquisition of 1.2.3.tv Invest GmbH and 1.2.3.tv Holding GmbH and any remaining proceeds for working capital and general corporate purposes, which may include payments related to the acquisition.

The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) on August 5, 2021 and declared effective by the Commission on August 12, 2020 (File No. 333-258519), a base prospectus included as part of the registration statement, and a prospectus supplement, dated September 23, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Debt issuance costs, net of amortization, relating to the Notes were $5,925 and $0 as of January 29, 2022, and January 30, 2021, respectively and are included as a direct reduction to the 8.50% Senior Unsecured Notes liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the five-year term of the 8.50% Senior Unsecured Notes.

Siena Credit Facility

On July 30, 2021, we and certain of our subsidiaries, as borrowers, entered into a loan and security agreement (as amended through September 20, 2021, the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional of our subsidiaries, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80,000 revolving line of credit. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. Our obligations under the Loan Agreement are secured by substantially all of our assets and the assets of our subsidiaries as further described in the Loan Agreement.

Subject to certain conditions, borrowings under the Loan Agreement bear interest at 4.50% plus the London interbank offered rate for deposits in dollars (“LIBOR”) for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. There is a floor for LIBOR of 0.50%. If LIBOR is no longer available, a successor rate to be chosen by the Agent in consultation with us or a base rate.

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions. In addition, the Loan Agreement places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to shareholders. We also pay a monthly fee at a rate equal to 0.50% per annum of the average daily unused amount of the credit facility for the previous month.

As of January 29, 2022, we had total borrowings of $60,216 under our revolving line of credit with Siena. Remaining available capacity under the revolving line of credit as of January 29, 2022 was approximately $11,400, which provided liquidity for working capital and general corporate purposes. As of January 29, 2022, we were in compliance with applicable financial covenants of the Siena Credit Facility and expect to be in compliance with applicable financial covenants over the next twelve months.

Interest expense recorded under the Siena Credit Facility was $1,746 for fiscal 2021.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $2,411 and $0 as of January 29, 2022 and January 30, 2021, respectively and are included within other assets within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the Siena Loan Agreement.

GreenLake Real Property Financing

On July 30, 2021, two of the our subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC (collectively, the “Borrowers”), and us, as guarantor, entered into that certain Promissory Note Secured by Mortgages (the “GreenLake Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) to the Borrowers in the original amount of $28,500. The GreenLake Note is secured by, among other things, mortgages encumbering our owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the GreenLake Note. Proceeds of borrowings shall be used to (i) pay fees and expenses related to the transactions contemplated by the GreenLake Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for our working capital and general corporate purposes.  We has also pledged the stock that we owns in the Borrowers to secure we guarantor obligations.

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

As of January 29, 2022, there was $28,500 outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

Interest expense recorded under the GreenLake Note was $1,793 for the year ended January 29, 2022.

Debt issuance costs, net of amortization, relating to the GreenLake Note were $1,682 and $0 as of January 29, 2022, and January 30, 2021, respectively and are included as direct reductions to the GreenLake Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the GreenLake Note.

Seller Notes

On November 5, 2021 the Company issued a $20,800 seller note as a component of consideration for the acquisition of 1-2-3.tv. The seller note is payable annually in two equal installments in November 2022 and November 2023. The seller note bears interest at a rate of 8.50%. $20,062 is outstanding as of January 29, 2022.  Interest expense recorded under the November 5, 2021 seller note was $406 for the year ended January 29, 2022.

On July 30, 2021, the Company issued a $10,000 seller note as a component of consideration for the acquisition of Synacor’s Portal and Advertising business. The seller note is payable in $1,000 quarterly installments, maturing on December 31, 2023. The seller note bears interest at rates between 6% and 11% depending upon the period outstanding. $8,000 is outstanding as of January 29, 2022. Interest expense recorded under the July 30, 2021 seller note was $278 for the year ended January 29, 2022.

Public Equity Offerings

On June 9, 2021, we completed a public offering, in which we issued and sold 4,830,918 shares of our common stock at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $39,955. We have used or intend to use the proceeds for general working capital purposes, including potential acquisitions of businesses and assets that are complementary to our operations.

On February 18, 2021, we completed a public offering, in which we issued and sold 3,289,000 shares of our common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21,224. We used the proceeds for general working capital purposes.

On August 28, 2020, we completed a public offering, in which we issued and sold 2,760,000 shares of our common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15,833. We used the proceeds for general working capital purposes.

Private Placement Securities Purchase Agreement

On April 14, 2020, we entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which we sold an aggregate of 1,836,314 shares of our common stock, issued warrants to purchase an aggregate of 979,190 shares of our common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate 114,698 shares of our common stock at a price of $0.001 per share in a private placement, for an aggregate cash purchase price of $4,000. The initial closing occurred on April 17, 2020 and we received gross proceeds of $1,500. Additional closings occurred on May 22, 2020, June 8, 2020, June 12, 2020 and July 11, 2020 and we received gross proceeds of $2,500. We incurred approximately $190 of issuance costs during the first half of fiscal 2020. The Warrants are indexed to our publicly traded stock and were classified as equity. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying condensed consolidated balance sheets. We used the proceeds for general working capital purposes.

The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. IWCA is owned by our Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as one of our directors. A description of the relationship between us, IWCA and Sterling Time is contained in Note 19 – “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest shareholder.

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

Other

Our ValuePay program is an installment payment program offered to customers in our entertainment and consumer brands reporting segments, which allows customers to pay by credit card for certain merchandise in two or more equal monthly installments with no interest charge. As of January 29, 2022, we had approximately $47,008 of net receivables due from customers under the ValuePay program. A source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. However, any such change to the terms of our ValuePay installment program could impact future sales, particularly for products sold with higher price points. The customer demand for “buy now pay later” options has created a competitive platform for third-party providers to develop and offer favorable “buy now pay later” payments options for consumers that could potentially benefit retailers. Those benefits include; sales growth, immediate cash flow to the retailer and reduction/elimination in collection risk. The risk of payment and working capital requirements, could potentially reside with the third-party providers. Please see “Cash Requirements” below for a discussion of our ValuePay installment program.

Cash Requirements

Currently, our principal cash requirements are to fund our business operations and to fund our debt service. We closely manage our cash resources and our working capital.  In our entertainment and consumer brands segments, we attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers to the extent possible, with related cash payments to our vendors. ValuePay remains a cost-effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.

Our ability to fund operations, debt service and capital expenditures in the future will be dependent on our ability to generate cash flow from operations, maintain margins and to use available funds from our Siena Loan Agreement. Our ability to borrow funds is dependent on our ability to maintain an adequate borrowing base, and our ability to meet our credit facility’s covenants. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs, debt service payments and planned capital expenditures and meet credit facility covenants, and our cash reserves are depleted, we may need to take actions that are within our control, such as further reductions or delays in capital investments, additional reductions to our workforce, reducing or delaying strategic investments or other actions. We believe our existing cash balances and our availability under the Siena Loan Agreement, will be sufficient to fund our normal business operations over the next twelve months from the issuance of this report.

Our entertainment segment brands like ShopHQ and 1-2-3.tv have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of January 29, 2022, we had total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and finance lease payments totaling approximately $407,900 coming due over the next five fiscal years.

For fiscal 2021, net cash used for operating activities totaled $49,976 compared to net cash provided by operating activities of $6,231 in fiscal 2020 and net cash used for operating activities of $6,157 in fiscal 2019. Net cash used by operating activities for fiscal 2021 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, payments for television distribution rights, amortization of deferred financing costs and loss on debt extinguishment. In addition, net cash used for operating activities for fiscal 2021 reflects increases in inventories, accounts receivable, and prepaid expenses and other, and a decrease in deferred revenue and accounts payable and accrued liabilities. Inventories increased primarily as a result of the growth of inventory to support the Christopher and Banks business and additional inventory purchases made within the entertainment segment during Q3 to ensure we were not negatively impacted by logistic delays during our Q4.

For fiscal 2020, net cash provided by operating activities totaled $6,231 compared to net cash used for operating activities of $6,157 in fiscal 2019. Net cash provided by operating activities for fiscal 2020 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, payments for television distribution rights and amortization of deferred financing costs. In addition, net cash provided by operating activities for fiscal 2020 reflects decreases in inventories, accounts receivable and prepaid expenses, and an increase in deferred revenue; partially offset by decreases in accounts payable and accrued liabilities. Inventories decreased primarily as a result of disciplined management of overall working capital components commensurate with sales. Accounts receivable decreased primarily due to lower sales levels, as well as a slight decrease in the utilization of our ValuePay installment program. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2020 primarily due to a decrease in inventory payables as a result of lower inventory levels and timing of payments to vendors, a decrease in accrued severance resulting from our 2019 cost optimization initiative and 2019 executive and management transition, and a decrease in accrued cable distribution fees.

Net cash used for investing activities totaled $116,448 for fiscal 2021 compared to net cash used for investing activities of $4,892 for fiscal 2020. Net cash used for investing activities included expenditures for business acquisitions totaling $100,411 in fiscal 2021 and $0 in fiscal 2020.  The 2021 expenditures for business acquisitions included $76,911 net, for 1-2-3.tv, $20,000 for Synacor’s Ad and Portal business, and $3,500 for Christopher & Banks.  Expenditures for property and equipment were $10,037 in fiscal 2021 compared to $4,892 in fiscal 2020. The increase in capital expenditures in fiscal 2021 compared to fiscal 2020 primarily related to expenditures made for building improvements made at our Eden

Prairie facility. Additional capital expenditures made during the periods presented relate primarily to the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; and related computer and other equipment associated with the expansion of our entertainment, consumer brands and media commerce services business segments. During fiscal 2021, we also provided a cash deposit of $6,000 to a vendor to be used as working capital pursuant to a related exclusivity agreement.

Net cash used for investing activities totaled $4,892 for fiscal 2020 compared to net cash used for investing activities of $7,784 for fiscal 2019. Expenditures for property and equipment were $4,892 in fiscal 2020 compared to $7,146 in fiscal 2019. The decrease in capital expenditures in fiscal 2020 compared to fiscal 2019 primarily related to expenditures made for the upgrades in our customer service call routing technology during fiscal 2019. Additional capital expenditures made during the periods presented relate primarily to the development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems, related computer equipment, digital broadcasting equipment, and other office equipment, warehouse equipment and production equipment.

Net cash provided by financing activities totaled $162,610 in fiscal 2021 and related primarily to proceeds from the issuance of 8.50% Senior Unsecured Notes of $80,000, PNC and Siena revolving loans of $96,952, proceeds from the issuance of common stock of $61,877 and proceeds from the issuance of the GreenLake Term Loan of $28,500. These cash proceeds were offset by principal payments on the PNC and Siena revolving loans of $77,736, principal payments on our PNC term loan of $12,440, payments for debt issuance costs of $11,191, payments on seller notes of $2,000, payments for debt extinguishment costs of $405, finance lease payments of $86 and tax payments for restricted stock unit issuances of $202.

Net cash provided by financing activities totaled $3,859 in fiscal 2020 and related primarily to proceeds from our PNC revolving loan of $26,400 and proceeds from the issuance of common stock and warrants of $20,043, offset by principal payments on the PNC revolving loan of $39,300, principal payments on our PNC term loan of $2,714, final payments related to our fiscal 2019 business acquisitions of $238, payments for common stock issuance costs of $216, finance lease payments of $103 and tax payments for restricted stock unit issuances of $13. Net cash provided by financing activities totaled $3,293 in fiscal 2019 and related primarily to proceeds from our PNC revolving loan of $188,100 and proceeds from the issuance of common stock and warrants of $6,000, offset by principal payments on the PNC revolving loan of $188,100, principal payments on our PNC term loan of $2,488, payments for common stock issuance costs of $109, finance lease payments of $71 and tax payments for restricted stock unit issuances of $39.

Financial Covenants

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum liquidity requirements. The Loan Agreement also requires we maintain a maximum senior net leverage ratios for each quarter. In addition, the Loan Agreement places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to shareholders.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and assumptions, including those related to the realizability of accounts receivable, inventory and product returns. We base our estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies estimates affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

●	Accounts receivable. In our entertainment and consumer brands reporting segments, we utilize an installment payment program called ValuePay in our entertainment segment that entitles customers to purchase merchandise and pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 50% to 57%. As of January 29, 2022 and January 30, 2021, we had approximately $47,008 and $49,736 due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts, which is primarily related to our ValuePay program, for fiscal 2021, fiscal 2020, and fiscal 2019 was $4,067, $4,900, and $7,311, which is included in distribution and selling expense in the consolidated statements of operations. Based on our fiscal 2021 bad debt expense, a one-half point increase or decrease in bad debt expense as a percentage of total net sales would have an impact of approximately $1,100 on consolidated distribution and selling expense.
●	Inventory. In our entertainment and consumer brands reporting segments, we value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of January 29, 2022 and January 30, 2021, we had inventory balances of $116,256 and $68,715. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the following factors: age of the inventory and the historical margins on the sales of aged inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost. In determining appropriate reserve percentages, we look at our historical write off experience, the specific merchandise categories affected, our historic recovery percentages on various methods of liquidations, return to vendor contract rights, forecasts of future planned receipts, forecasts of inventory levels, forecasts of future product airings and current markdown processes. Provision for excess and obsolete inventory for fiscal 2021, fiscal 2020 and fiscal 2019$62, $5,512 and $8,798. The fiscal 2019 provision includes a non-cash inventory write-down of $6,050 resulting from a change in our merchandise strategy (see Note 17 – “Inventory Impairment Write-down” in the notes to our consolidated financial statements). Based on our fiscal 2021 inventory provision experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $6 on consolidated gross profit.
●	Merchandise returns. In our entertainment and consumer brands reporting segments, we record a merchandise return liability as a reduction of gross sales for anticipated merchandise returns at each reporting period and must make estimates of potential future merchandise returns related to current period product revenue. Our return rates on our total net sales were 16.0% in fiscal 2021, 14.8% in fiscal 2020, and 19.4% in fiscal 2019. We estimate and evaluate the adequacy of our merchandise returns liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period. As of January 29, 2022 and January 30, 2021, we recorded a merchandise return liability of $8,126 and $5,271, included in accrued liabilities, and a right of return asset of $3,770 and $2,749, included in other current assets. Based on our fiscal 2021 sales returns, a one-point increase or decrease in our returns rate would have had an impact of approximately $2,700 on gross profit.
●	Business combinations. We account for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.
●	Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company performs its annual goodwill impairment tests as of the first day of the fourth quarter of the fiscal year or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. When testing goodwill, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than their respective carrying amounts as the basis to determine if it is necessary to perform a quantitative impairment test. If the Company chooses not to complete a qualitative assessment, or if the initial assessment indicates that it is more likely than not that the carrying amount of a reporting unit or the carrying amount of an indefinite-lived intangible asset exceed their respective estimated fair values, a quantitative test is required. In performing a quantitative impairment test, the Company compares the fair value of each reporting unit and with their respective carrying amounts. If the carrying amounts of the reporting unit exceed their respective fair values, an impairment charge is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit. There was no impairment of goodwill for the years ended January 29, 2022 and January 30, 2021; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill impairment charges in the future.
●	Intangible Assets. Identifiable intangibles with finite lives are amortized over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. There was no impairment of intangible assets for the years ended January 29, 2022 and January 30, 2021; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in intangible asset impairment charges in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF iMEDIA BRANDS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

iMedia Brands, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iMedia Brands Inc. and subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three fiscal years in the period ended January 29, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Obsolescence Reserve – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s inventories are stated at the lower of average cost or net realizable value. The Company maintains an inventory obsolescence reserve based primarily on the age of the inventory, estimated required sell-through time, stage of product life cycle and whether items are selling below cost. In determining appropriate inventory obsolescence reserve percentages, the Company evaluates a number of factors including its historical write off experience, the specific merchandise categories affected, its historic recovery percentages on various methods of liquidations, and return to vendor contract rights, as well as forecasts of future planned receipts, inventory levels, and product airings. Inventories, net, and the inventory obsolescence reserve at January 29, 2022, totaled $116.3 million and $8.9 million, respectively.

Given the significant judgments necessary to identify and record the inventory reserve timely, performing audit procedures to evaluate management’s estimates of the net realizable value for the inventory on-hand as of the reporting date involved a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inventory obsolescence reserve included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in determining the inventory obsolescence reserve.
●	We obtained the Company’s inventory obsolescence reserve calculation and tested the mathematical accuracy.
●	We tested the accuracy and completeness of the underlying data used in the calculation of the Company’s inventory obsolescence reserve.
●	We selected a sample of inventory items and evaluated historical sales performance relative to management’s conclusions on the ability to sell through the inventory on-hand at the forecasted levels.
●	We performed a retrospective review of actual product sales activity and the relative gross margins earned subsequent to fiscal year end to assess potential bias present in the reserve estimate.

Business Acquisitions – Refer to Note 13 to the Financial Statements

Critical Audit Matter Description

The Company completed four acquisitions during the year ended January 29, 2022 for an aggregate purchase price of approximately $146.0 million. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer lists and relationship intangible assets of $8.5 million, trademark and trade names intangible assets of $13.3 million, and technology assets of $5.9 million, for total intangible assets recognized of $27.7 million. The fair value determination of the intangible assets required management to make significant estimates and assumptions related to future cash flows and selection of the discount rates and royalty rates.

We identified the fair value determination of the trade name intangible asset of 1-2-3.tv as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecast of the net revenue attributable to the trade name and the selection of the royalty rate used in the determination of the initial fair value of the trade name intangible asset.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of net revenue attributable to the trade name and the selection of the royalty rate for the trade name intangible asset included the following, among others:

●	We assessed the reasonableness of management’s forecast of net revenue attributable to the trade name by comparing the projections to historical results, certain peer companies’ historical results, and industry reports.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, and (2) royalty rate by:
o	Testing the source information underlying the determination of the royalty rate and testing the mathematical accuracy of the calculations

o	Developing a range of independent estimates and comparing those to the royalty rate selected by management
●	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 29, 2022

We have served as the Company’s auditor since 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

iMedia Brands, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of iMedia Brands, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022 of the Company and our report dated April 29, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting:

●	Control Environment - Management did not maintain an effective control environment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, the closure of four acquisitions, the debt and equity offerings this year and the turnover of key members of management, resulted in a lack sufficient resources as well as trained resources with assigned responsibilities and accountability for the design and operation of internal control over financial reporting. The material weakness in the control environment led to additional material weaknesses in our system of internal control as described below.
●	Risk Assessment – Management did not design and implement an effective risk assessment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the risk assessment component of the COSO framework.
●	Control Activities – Management did not design and implement effective control activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.
●	Information & Communication – Management did not consistently generate or provide adequate quality supporting information and communication based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the functions of internal control; and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

The following were contributing factors to the material weaknesses in information and communication:

o	Inadequate general information technology controls in the areas of access security and program change-management over certain information technology systems that support the Company’s financial reporting processes.
o	Inconsistent retention of documentation or analysis to provide underlying support and calculations related to reserve and accrual adjustments when recorded.
o	Insufficient processes in place to communicate required information to enable personnel to understand internal control responsibilities
●	Monitoring – Management did not design and implement effective monitoring activities based on the criteria established in the COSO framework to enable appropriate monitoring to determine whether the components of internal control are present and functioning as established by the COSO framework.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

April 29, 2022

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 29,	January 30,
	2022	2021
ASSETS
Current assets:
Cash	$11,295	$15,485
Restricted Cash	1,893	—
Accounts receivable, net	78,947	61,951
Inventories	116,256	68,715
Current portion of television broadcast rights, net	27,521	19,725
Prepaid expenses and other	18,340	7,853
Total current assets	254,252	173,729
Property and equipment, net	48,225	41,988
Television broadcast rights, net	74,821	7,028
Goodwill	99,050	—
Intangible assets, net	27,940	2,359
Other assets	18,359	1,533
TOTAL ASSETS	$522,647	$226,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,046	$77,995
Accrued liabilities	44,388	29,509
Current portion of television broadcast rights obligations	31,921	29,173
Current portion of long-term debt	14,031	2,714
Current portion of operating lease liabilities	2,331	462
Deferred revenue	427	213
Total current liabilities	182,144	140,066
Long-term broadcast rights obligations	81,268	7,358
Long-term debt, net	176,432	50,666
Long-term operating lease liabilities	5,169	646
Deferred tax liability	5,285	—
Other long-term liabilities	2,986	851
Total liabilities	453,284	199,587
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 shares authorized as of January 29, 2022 and January 30, 2021; 21,571,387 and 13,019,061 shares issued and outstanding as of January 29, 2022 and January 30, 2021	216	130
Additional paid-in capital	538,627	474,375
Accumulated deficit	(469,463)	(447,455)
Accumulated other comprehensive loss	(2,428)	—
Total shareholders’ equity	66,951	27,050
Equity of the non-controlling interest	2,412	—
Total equity	69,363	27,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$522,647	$226,637

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Fiscal Years Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net sales	$551,134	$454,171	$501,822
Cost of sales	328,518	287,118	338,185
Gross profit	222,616	167,053	163,637
Operating expense:
Distribution and selling	158,512	129,920	170,587
General and administrative	38,589	20,336	25,611
Depreciation and amortization	35,606	24,022	8,057
Restructuring costs	634	715	9,166
Executive and management transition costs	—	—	2,741
Total operating expense	233,341	174,993	216,162
Operating loss	(10,725)	(7,940)	(52,525)
Other income (expense):
Interest income	199	3	17
Interest expense	(11,727)	(5,237)	(3,777)
Loss on debt extinguishment	(663)	—	—
Total other expense, net	(12,191)	(5,234)	(3,760)
Loss before income taxes	(22,916)	(13,174)	(56,285)
Income tax provision	(110)	(60)	(11)
Net loss	$(23,026)	$(13,234)	$(56,296)
Less: Net loss attributable to non-controlling interest	(1,018)	—	—
Net loss attributable to shareholders	(22,008)	(13,234)	(56,296)
Net loss per common share	$(1.14)	$(1.23)	$(7.54)
Net loss per common share — assuming dilution	$(1.14)	$(1.23)	$(7.54)
Weighted average number of common shares outstanding:
Basic	19,362,062	10,745,916	7,462,380
Diluted	19,362,062	10,745,916	7,462,380

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	For the Fiscal Years Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net loss	$(23,026)	$(13,234)	$(56,296)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,428)	—	—
Total other comprehensive income (loss)	(2,428)	—	—

Comprehensive loss	(25,454)	(13,234)	(56,296)
Comprehensive loss attributable to non-controlling interest	(1,018)	—	—
Comprehensive loss attributable to shareholders	$(24,436)	$(13,234)	$(56,296)

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional		Accumulated Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
	of Shares	Par Value	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCE, February 2, 2019	6,791,934	$68	$442,808	$(377,925)	$—	$—	$64,951
Net loss	—	—	—	(56,296)	—	—	(56,296)
Repurchases of common stock	—	—	—	—	—	—	—
Common stock issuances pursuant to equity compensation awards	225,293	2	(41)	—	—	—	(39)
Share-based payment compensation	—	—	2,204	—	—	—	2,204
Common stock issuances pursuant to business acquisitions	391,000	4	1,852	—	—	—	1,856
Common stock and warrant issuance	800,000	8	6,010	—	—	—	6,018
BALANCE, February 1, 2020	8,208,227	82	452,833	(434,221)	—	—	18,694
Net loss	—	—	—	(13,234)	—	—	(13,234)
Common stock issuances pursuant to equity compensation awards	99,822	1	(14)	—	—	—	(13)
Exercise of warrants	114,698	1	(1)	—	—	—	—
Share-based payment compensation	—	—	1,960	—	—	—	1,960
Common stock and warrant issuance	4,596,314	46	19,597	—	—	—	19,643
BALANCE, January 30, 2021	13,019,061	130	474,375	(447,455)	—	—	27,050
Net loss	—	—	—	(22,008)	—	(1,018)	(23,026)
Common stock issuances pursuant to equity compensation awards	413,626	4	(206)	—	—	—	(202)
Share-based payment compensation - restricted stock	—	—	3,146	—	—	—	3,146
Share-based payment compensation - options	—	—	174	—	—	—	174
Common stock and warrant issuance	8,138,700	81	61,138	—	—	—	61,219
Investment of non-controlling interest	—	—	—	—	—	3,430	3,430
Change in cumulative translation adjustment	—	—	—	—	(2,428)	—	(2,428)
BALANCE, January 29, 2022	21,571,387	$216	$538,627	$(469,463)	$(2,428)	$2,412	$69,363

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended

	January 29,	January 30,	February 1,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(23,026)	$(13,234)	$(56,296)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	39,361	27,978	12,014
Share-based payment compensation	3,320	1,960	2,204
Inventory impairment write-down	—	—	6,050
Payments for television broadcast rights	(28,969)	(8,567)	—
Amortization of deferred financing costs	1,313	196	201
Loss on debt extinguishment	663	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,932)	1,643	18,285
Inventories	(23,426)	10,148	(18,816)
Deferred revenue	(142)	98	58
Prepaid expenses and other	(11,069)	1,360	776
Accounts payable and accrued liabilities	(6,069)	(15,351)	29,367
Net cash (used for) provided by operating activities	(49,976)	6,231	(6,157)
INVESTING ACTIVITIES:
Property and equipment additions	(10,037)	(4,892)	(7,146)
Acquisitions	(100,411)	—	(638)
Vendor exclusivity deposit	(6,000)	—	—
Net cash used for investing activities	(116,448)	(4,892)	(7,784)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	96,952	26,400	188,100
Proceeds from issuance of common stock and warrants	61,877	20,043	6,000
Proceeds from issuance of term loan	28,500	—	—
Proceeds from issuance of long-term bonds	80,000	—	—
Payments on revolving loan	(77,736)	(39,300)	(188,100)
Payments on term loan	(12,440)	(2,714)	(2,488)
Payments for business acquisition	—	(238)	—
Payments for common stock issuance costs	(659)	(216)	(109)
Payments on finance leases	(86)	(103)	(71)
Payments for restricted stock issuance	(202)	(13)	(39)
Payments for deferred financing costs	(11,191)	—	—
Payments on seller notes	(2,000)	—	—
Payments for debt extinguishment costs	(405)	—	—
Net cash provided by financing activities	162,610	3,859	3,293
Net increase (decrease) in cash and restricted cash	(3,814)	5,198	(10,648)
Effect of exchange rate changes on cash	1,517	—	—
BEGINNING CASH AND RESTRICTED CASH	15,485	10,287	20,935
ENDING CASH AND RESTRICTED CASH	$13,188	$15,485	$10,287

The accompanying notes are an integral part of these consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

(Dollars in thousands, except share and per share information)

(1)  The Company

The Company is a leading interactive media company capitalizing on the convergence of entertainment, ecommerce, and advertising. The Company owns a growing, global portfolio of entertainment, consumer brands and media commerce services businesses that cross promote and exchange data with each other to optimize the engagement experiences it creates for advertisers and consumers. The Company’s growth strategy revolves around its ability to increase its expertise and scale using interactive video and first-party data to engage customers within multiple business models and multiple sales channels. The Company believes its growth strategy builds on its core strengths and provides an advantage in these marketplaces.

During fiscal 2021, the Company began reporting based on three reportable segments:

●	Entertainment, which is comprised of its television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, ShopJewelryHQ and 1-2-3.tv.
●	Consumer Brands, which is comprised of Christopher & Banks (“C&B”), J.W. Hulme Company (“JW”), Cooking with Shaquille O’Neal (“Shaq”), OurGalleria.com and TheCloseout.com.
●	Media Commerce Services, which is comprised of iMedia Digital Services (“iMDS”), Float Left (“FL”) and i3PL.

The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. The Entertainment segment accounted for the majority of net sales and gross profit for the year ended January 29, 2022, while the Consumer Brands segment and Media Commerce Services segment accounted for the second and third most net sales and gross profit, respectively, for the year ended January 29, 2022. See Note 11, Business Segments and Sales by Product Group.

(2)  Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2021, ended on January 29, 2022, and consisted of 52 weeks. Fiscal 2020 ended on January 30, 2021 and consisted of 52 weeks. Fiscal 2019 ended on February 1, 2020 and consisted of 52 weeks.

Principles of Consolidation

The Company’s consolidation policy requires equity investments that the Company exercises significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities to be accounted for using the equity method.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The books and records of subsidiaries located in foreign countries are maintained according to generally accepted accounting principles in those countries. Upon consolidation, the Company evaluates the differences in accounting principles and determines whether adjustments are necessary to convert the foreign financial statements to the accounting principles upon which the consolidated financial statements are based. All intercompany transactions have been eliminated.

Reclassification

Certain prior period amounts have been reclassified for consistency with current period presentation.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

Foreign Currency Translation

For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S dollar functional currency entities are translated to U.S dollars at fiscal year-end exchange rates and the resulting gains and losses from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. Elements of the consolidated statement of operations are translated at average exchange rates in effect during the fiscal year.

Revenue Recognition

For revenue in the entertainment and consumer brands reporting segments, revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Substantially all of the Company’s merchandise sales are single performance obligation arrangements for transferring control of merchandise to customers or providing service to customers.

The Company’s merchandise is generally sold with a right of return for up to a certain number of days after the merchandise is shipped and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Merchandise returns and other credits including the provision for returns are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

For revenue in the media commerce services reporting segment, or the Company’s services sales, such as digital advertising services and OTT Apps services, are both single and multiple performance obligations arrangements. For services contracts, the Company accounts for individual performance obligations separately if they are distinct. Typical performance obligations are website design, management and performance; maintenance and support services; search services; advertising services; and sale of merchandise. The transaction price for services is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. For revenue in the media advertising services segment, revenue is recognized when the services are provided to the customer, which is generally performed over time. Revenue earned for website design, management and performance and maintenance and support fees is recognized from customers as its obligation to deliver the service is satisfied, which is when the service is delivered. Revenue earned from digital advertising is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually determined rates. The Company expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). Differences between the amount of revenue recognized and the amount invoiced are recognized as deferred revenue. None of the Company’s contracts contained a significant financing component.

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by segment and significant product group is provided in Note 11 – “Business Segments and Sales by Product Group.”

The Company evaluated whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) in certain vendor arrangements where the merchandise is shipped directly from the vendor to the Company’s customer and the purchase and sale of inventory is virtually simultaneous. Generally, the Company is the principal and reports revenues from such vendor arrangements on a gross basis, as it controls the merchandise before it is transferred to the customer. The Company’s control is evidenced by it being primarily responsible to the customers, establishing price and its inventory risk upon customer returns. The Company also evaluated whether it is the principal or agent in its contracts for portal and advertising services. Generally, the Company is the principal and reports revenues from such customer contracts

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

on a gross basis as the Company is primarily responsible for fulfilling the related obligations, bears the risk of collection and establishes pricing.

The Company incurs incremental costs to obtain contracts. As contract terms are generally one year or less, the Company elects the practical expedient to expense these costs as incurred.

Merchandise Returns

For the Company’s product sales in the entertainment and consumer brands reporting segments, the Company records a merchandise return liability as a reduction of gross sales for anticipated merchandise returns. The Company estimates and evaluates the adequacy of its merchandise return liability by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the merchandise return liability in any accounting period. As of January 29, 2022 and January 30, 2021, the Company recorded a merchandise return liability of $8,126 and $5,271, included in accrued liabilities, and a right of return asset of $3,770 and $2,749, included in other current assets.

Shipping and Handling

For the Company’s shipping and handling in the entertainment and consumer brands reporting segments, the Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the merchandise. Shipping and handling fees charged to customers are recognized as revenues when the customer obtains control of the merchandise, which is upon shipment. The Company records the related costs for shipping and handling activities at the time of shipment as cost of sales in the accompanying statements of operations.

Sales and VAT Taxes

The Company has elected to exclude from revenue the sales and VAT taxes imposed on its sales and collected from customers.

Accounts Receivable

For its entertainment and consumer brands segments, the Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. Payment is generally required within 30 to 60 days from the purchase date. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise and service sales, receivables from credit card companies, and amounts due from vendors for unsold and returned products and are reflected net of reserves for estimated uncollectible amounts. The Company records accounts receivable at the invoiced amount and does not charge interest on past due invoices A provision for ValuePay bad debts is provided as a percentage of ValuePay receivables in the period of sale and is based on historical experience and the Company’s judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. As of January 29, 2022 and January 30, 2021, the Company had approximately $47,008 and $49,736 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $3,019 and $3,132. 1-2-3.tv receivables totaled approximately $6,011 at January 29, 2022. Regarding the media commerce services segment, receivables related to iMDS were $9,292 at January 29, 2022.

Cost of Sales and Other Operating Expenses

Cost of sales includes primarily the cost of merchandise sold and services provided, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges, distribution facility depreciation, vendor share based payment compensation, revenue sharing, content acquisition costs, co-location facility costs, royalty costs and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals where the Company is the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue.

Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for the Company’s data center facilities. Royalty costs consist of amounts due to third parties for the license of their applications or technology sold with or embedded in our email software. Product support costs consist of employee and operating costs directly related to the Company’s maintenance and professional services support

Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $7,788, $5,085 and $8,730 for fiscal 2021, fiscal 2020 and fiscal 2019. Distribution and selling expense consists primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, promotional materials, website marketing and merchandising, telemarketing, customer service, warehousing, fulfillment, TV broadcasting and studio operation, share based compensation and compensation-related expenses to the Company’s direct sales and marketing personnel. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations, share based compensation and director fees.

Cash

Cash consists of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured (in the U.S). The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash.

Restricted Cash Equivalents

The Company’s restricted cash equivalents consist of demand deposit accounts and are generally restricted for a period ranging from 30 to 60 days. Interest income is recognized when earned. The following table provides a reconciliation of cash and restricted cash equivalents reported with the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	January 29, 2022	January 30, 2021	February 1, 2020
Cash	$11,295	$15,485	$10,287
Restricted cash equivalents	1,893	—	—
Total cash and restricted cash equivalents	$13,188	$15,485	$10,287

Inventories

Inventories, which consists primarily of consumer merchandise held for resale, are stated at the lower of average cost or net realizable value. As of January 29, 2022, January 30, 2021, and February 1, 2020, inventory obsolescence reserves were $8,939 $9,985, and $12,320, respectively. During fiscal 2021, 2020 and 2019, products purchased from one vendor accounted for approximately 16%, 20% and 19% of the Company’s consolidated net sales. During fiscal 2021 and 2020, products purchased from a second vendor accounted for approximately 11% and 14% of the Company’s consolidated net sales. These two vendors are related parties and additional information is included in Note 19 – “Related Party Transactions.”

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and consist primarily of online advertising, including amounts paid to online search engine operators and customer mailings. Total marketing and advertising costs and online search marketing fees totaled $8,717, $3,852 and $4,673 for fiscal 2021, fiscal 2020 and fiscal 2019. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

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

Television Broadcast Rights

Television broadcast rights are affiliation agreements with television service providers for carriage of the Company’s television programming over their systems, including channel placement rights, which generally run from one to five years. Contract payments are made in installments over terms that are generally equal to or shorter than the contract period. Pursuant to accounting guidance for the broadcasting industry, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each television broadcast right is known or reasonably determinable, has been accepted in accordance with the conditions of the agreement, and is available for its first use on the affiliate’s system. Television broadcast rights are recorded at the present value of the contract payments and are amortized on a straight-line basis over the lives of the individual agreements. Amortization expense for television broadcast rights is included in depreciation and amortization. Television broadcast rights are evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Television broadcast rights to be used within one year are reflected as a current asset in the accompanying consolidated balance sheets. The liability relating to television broadcast rights payable within one year are classified as current in the accompanying consolidated balance sheets. The long-term portion of the obligations is included in other long-term liabilities within the accompanying consolidated balance sheets.

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company performs its annual goodwill impairment tests as of the first day of the fourth quarter of the fiscal year or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.

When testing goodwill, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than their respective carrying amounts as the basis to determine if it is necessary to perform a quantitative impairment test. If the Company chooses not to complete a qualitative assessment, or if the initial assessment indicates that it is more likely than not that the carrying amount of a reporting unit or the carrying amount of an indefinite-lived intangible asset exceed their respective estimated fair values, a quantitative test is required.

In performing a quantitative impairment test, the Company compares the fair value of each reporting unit and with their respective carrying amounts. If the carrying amounts of the reporting unit exceed their respective fair values, an impairment charge is recognized in an amount equal to the difference, limited to the total amount of goodwill allocated to that reporting unit.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

There was no impairment of goodwill for the years ended January 29, 2022 and January 30, 2021; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill impairment charges in the future.

Intangible Assets

Identifiable intangibles with finite lives are amortized over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

There was no impairment of intangible assets for the years ended January 29, 2022 and January 30, 2021; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill impairment charges in the future.

Earn-outs

Earn-outs are contingent consideration issued under a business acquisition that is dependent on the future revenues of the business acquired. The Company’s earn-outs are not indexed to the Company’s stock and are therefore precluded from equity treatment and are recorded as liabilities in the Consolidated Balance Sheets. The Company remeasures the earn-outs at each reporting period based on the amount the Company expects to pay, with any changes being recorded in the Consolidated Statements of Operations.

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

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As of January 29, 2022, and January 30, 2021, accrued interest or penalties related to uncertain tax positions was insignificant.

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity. Accumulated other comprehensive loss as of January 29, 2022 consists of foreign currency translation adjustments. There was no accumulated other comprehensive income or loss as of January 30, 2021.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	For the Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Numerator:
Net loss attributable to shareholders	$(22,008)	$(13,234)	$(56,296)
Earnings allocated to participating share awards	—	—	—
Net loss attributable to common shares — Basic and diluted	$(22,008)	$(13,234)	$(56,296)
Denominator:
Weighted average number of common shares outstanding — Basic (a)	19,362,062	10,745,916	7,462,380
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—
Weighted average number of common shares outstanding — Diluted	19,362,062	10,745,916	7,462,380
Net loss per common share	$(1.14)	$(1.23)	$(7.54)
Net loss per common share — assuming dilution	$(1.14)	$(1.23)	$(7.54)
(a)	During fiscal 2018, the Company issued a restricted stock award that is a participating security. For fiscal 2021, fiscal 2020 and fiscal 2019, the entire undistributed loss is allocated to common shareholders.
(b)	For fiscal 2020, the basic earnings per share computation included 21,000 outstanding fully paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share.
(c)	For fiscal 2021, fiscal 2020 and fiscal 2019, there were approximately 960,000, 591,000 and 46,000 incremental, in-the-money, potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs to valuation methodologies used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1 – Defined as observable inputs, such as quoted prices (unadjusted), for identical instruments in active markets;

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

●	Level 2 – Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3 – Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Company used the following methods and assumptions in estimating its fair values for financial instruments. The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s variable rate Siena Lending Group, GreenLake Real Estate Finance LLC, and PNC Credit facilities, approximates, and is based on, their carrying value due to the variable rate nature of the financial instrument. The additional disclosures regarding the Company’s fair value measurements are included in Note 8 – “Fair Value Measurements.”

Fair Value Measurements on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company’s tangible fixed assets and finite-lived intangible assets. These assets and liabilities are recorded at fair value only if an impairment is recognized in the current period. If the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2021, fiscal 2020 or fiscal 2019.

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

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard during the first quarter of fiscal 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Among other provisions, this guidance introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model that will generally result in the earlier recognition

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

of allowances for losses. The Company adopted this guidance during the first quarter of fiscal 2021 on a prospective basis. The adoption of the ASU 2016-13 and subsequent amendments did not have a material impact on the Company’s consolidated financial statements.

On December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. This ASU is effective for the Company on January 29, 2022, with early adoption permitted. The Company will adopt this new accounting standard effective January 29, 2022. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. The Company has not adopted any of the optional expedients or exceptions through January 29, 2022, but the Company will continue to evaluate the possible adoption of any such expedients or exceptions.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. This ASU is effective for the Company on January 29, 2023, with early adoption permitted, and shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company is evaluating the effect that the implementation of this standard may have on the Company's consolidated financial statements, but does not currently expect the impact to be material.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance to increase the transparency of government assistance transactions with business entities that are accounted for by applying a grant or contribution accounting model. This ASU is effective for the Company's annual financial statements to be issued for the year ended January 28, 2023, with early adoption permitted. The Company expects to adopt this new accounting standard in its Annual Report on Form 10-K for the year ended January 28, 2023, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

(3)  Property and Equipment

Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated
	Useful Life
	(In Years)	January 29, 2022	January 30, 2021
Land and improvements	—	$3,460	$3,236
Buildings and leasehold improvements	3-40	44,726	42,441
Transmission and production equipment	5-10	8,397	8,188
Office and warehouse equipment	3-15	21,602	18,519
Computer hardware, software and telephone equipment	3-10	102,951	91,561
		181,136	163,945
Less — Accumulated depreciation		(132,911)	(121,957)
		$48,225	$41,988

Depreciation expense in fiscal 2021, fiscal 2020 and fiscal 2019 was $11,018, $10,662 and $10,661.

(4)  Television Broadcast Rights

Television broadcast rights in the accompanying consolidated balance sheets consisted of the following:

	January 29, 2022	January 30, 2021
Television broadcast rights	$146,200	$43,655
Less accumulated amortization	(43,858)	(16,902)
Television broadcast rights, net	$102,342	$26,753

During fiscal 2021 and 2020, the Company entered into certain affiliation agreements with television service providers for carriage of the Company’s television programming over their systems, including the rights for channel placements. These rights provide the Company with a channel position on the service provider's channel line-up, or television broadcast rights. The Company recorded additional television broadcast rights of $102,545 and $43,655 during fiscal 2021 and fiscal 2020, which represents the present value of payments for the television broadcast rights. Television broadcast rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television broadcast rights was 4.4 years and 1.4 years as of January 29, 2022, and January 30, 2021. Amortization expense related to the television broadcast rights was $26,956 for fiscal 2021 and $16,902 for fiscal 2020 and is included in depreciation and amortization within the consolidated statements of operations.

The table below presents the estimated future amortization expense of television broadcast rights as of January 29, 2022, by fiscal year:

2022	$27,521
2023	20,493
2024	20,493
2025	20,493
2026	13,342
Thereafter	—
Total	$102,342

The liability relating to the television broadcast rights was $113,189 and $36,530 as of January 29, 2022, and January 30, 2021, of which $31,921 and $29,173 was classified as current in the accompanying consolidated balance sheets. The long-term portion of the obligations is included in other long-term liabilities within the accompanying consolidated balance sheets. Interest expense related to the television broadcast rights obligation was $3,081 during fiscal 2021 and $1,443 during fiscal 2020.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

In addition to the broadcast rights, the Company's affiliation agreements generally provide that it will pay each operator a monthly access fee, most often based on the number of homes receiving the Company's programming, and in some cases marketing support payments. Monthly access fees are expensed as distribution and selling expense within the consolidated statement of operations. See Note 16 – “Commitments and Contingencies” for additional information regarding the Company’s cable and satellite distribution agreements.

(5)  Goodwill and Intangible Assets

Goodwill

The following table presents the changes in goodwill during the year ended January 29, 2022:

Balance, January 30, 2021	$—
Goodwill acquired	101,852
Foreign currency translation adjustment	(2,802)
Balance, January 29, 2022	$99,050

Finite-lived Intangible Assets

Finite-lived intangible assets in the accompanying consolidated balance sheets consisted of the following:

		January 29, 2022			January 30, 2021
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Trademarks and Trade Names	15	$14,462	$(451)	$14,011	$1,568	$(124)	$1,444
Technology	4-9	6,524	(752)	5,772	772	(228)	544
Customer Lists and Relationships	3-14	8,689	(619)	8,070	339	(93)	246
Vendor Exclusivity	5	193	(106)	87	192	(67)	125
Total finite-lived intangible assets		$29,868	$(1,928)	$27,940	$2,871	$(512)	$2,359

Intangible Assets, net in the accompanying balance sheets consist of the trade names, technology, customer lists and a vendor exclusivity agreement, as discussed in the following paragraphs. Amortization expense related to the finite-lived intangible assets was $1,416, $415 and $1,353 for 2021, 2020 and 2019, respectively.

The table below presents the estimated future amortization expense of finite-lived intangible assets as of January 29, 2022, by fiscal year:

2022	$3,223
2023	3,165
2024	2,968
2025	2,707
2026	2,002
Thereafter	13,875
Total	$27,940

In November 2021, the Company completed the acquisition of all the used and outstanding equity interests of 1-2-3.tv Invest GmbH and 1-2-3.tv Holding GmbH (“1-2-3.tv”). The intangible assets acquired through the acquisition include the 1-2-3.tv trademark, developed technology, customer relationships and goodwill valued at $13,172, $3,813, $3,466, and $72,555, respectively. The trade name, developed technology and customer relationships will be amortized over their estimated useful lives of fifteen, nine and four years, respectively.

In July 2021, the Company completed the acquisition of Synacor’s Portal and Advertising business segment. The intangible assets acquired through the acquisition include the Synacor developed technology, the Synacor customer

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

relationships and goodwill at a value of $1,050, $4,600 and $24,250, respectively. The developed technology and customer relationships will be amortized over their estimated useful lives of seven and fourteen years, respectively.

In March 2021, the Company acquired all of the assets of Christopher & Banks, LLC (“C&B”). The intangible assets acquired through the business combination include the C&B developed technology, customer relationships and goodwill valued at $890, $400 and $3,307, respectively. The developed technology and customer relationships will be amortized over their estimated useful lives of seven and five years, respectively.

In February 2021, the Company became a controlling member under a limited liability company agreement for TCO, LLC, a Delaware LLC newly created to operate a joint venture between the Company and LAKR Ecomm Group LLC (“LAKR”). The joint venture will operate TheCloseout.com. The intangible assets acquired through the business combination include the TCO developed technology, trade name and goodwill valued at $110, $180 and $1,740, respectively. The developed technology and trade name will be amortized over their estimated useful lives of seven and fifteen years, respectively

In November 2019, the Company completed the acquisition of Float Left Interactive, Inc. (“Float Left”). The intangible assets acquired through the business combination include the Float Left developed technology, the Float Left customer relationships and the Float Left trade name valued at $772, $253 and $88, respectively, and are being amortized over their estimated useful lives of four, five and fifteen years, respectively.

In November 2019, the Company completed the acquisition of J.W. Hulme Company (“J.W. Hulme”). The intangible assets acquired through the business combination include the J.W. Hulme trade name and J.W. Hulme customer list valued at $1,480 and $86 and are being amortized over their estimated useful lives of fifteen and three years. See Note 13 – “Business Acquisitions” for additional information.

In May 2019, the Company entered into a five-year vendor exclusivity agreement with Sterling Time, LLC (“Sterling Time”) and Invicta Watch Company of America, Inc. (“IWCA”) in connection with the closing under the private placement securities purchase agreement described in Note 10 below. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA. The Company issued five-year warrants to purchase 350,000 shares of our common stock in connection with and as consideration for primarily entering into a vendor exclusivity agreement with the Company, which represented an aggregate value of $193. The vendor exclusivity agreement is being amortized as cost of sales over the five-year agreement term. See Note 10 – “Shareholders’ Equity” for additional information.

In May 2019, the Company announced the decision to change the name of the Evine network back to ShopHQ, which was the name of the network in 2014. The remaining carrying amount of the Evine trademark was amortized prospectively over the revised remaining useful life through August 21, 2019, the date of the network name change.

(6)  Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 29, 2022	January 30, 2021
Allowance for sales returns	$8,126	$5,271
Accrued cable access fees	7,290	11,150
Accrued payroll and related	6,149	4,183
Accrued freight expenses	3,961	3,197
Accrued operating expenses	2,815	2,920
Accrued inventory-in-transit	2,710	158
Accrued advertising expenses	2,795	—
Accrued transaction costs	2,405	—
Other accrued expenses	8,137	2,630
Total accrued liabilities	$44,388	$29,509

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

(7)  Private Label Consumer Credit Card Program

The Company has a private label consumer credit card program (the “Program”). The Program is made available to all qualified consumers in the entertainment and consumer brands to finance purchases and provides benefits including instant purchase credits, free or reduced shipping promotions throughout the year and promotional low-interest financing on qualifying purchases. Use of this credit card enhances customer loyalty, reduces total credit card expense and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of loss on the credit card transactions except those in the Company’s ValuePay installment payment program. In April 2021, the Company extended the Program through August 2022 by entering into a Private Label Consumer Credit Card Program Agreement Amendment with Synchrony Financial, the issuing bank for the Program. Approximately 19%, 19% and 21% of entertainment and consumer brands reporting segment customer purchases were paid for using our private label consumer credit card during fiscal 2021, 2020 and 2019.

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

The valuation for the 8.50% Senior unsecured notes is based on the quoted prices in active markets for identical assets, a Level 1 input. The 8.50% Senior unsecured notes (ticker: IMBIL) are traded on the Nasdaq stock exchange, which the Company considers to be an “active market,” as defined by U.S. GAAP. Therefore, these Notes are measured based on quoted prices in an active market and included as Level 1 fair value instruments in the table below.

The carrying amounts of the Siena revolving loan and PNC revolving loan approximate their fair values as their variable interest rates are based on prevailing market rates, which are a Level 2 input. The carrying amounts of the GreenLake Real Estate financing term loan, seller notes, and PNC term loan reasonably approximate their fair values because their interest rates are similar to market rates for similar instruments, which are Level 2 inputs.

The Company’s financial instruments are listed with their fair values below:

		Fair Value Measurements at January 29, 2022
		Total	Level 1	Level 2	Level 3
Liabilities:
	Siena revolving loan	$60,216	$—	$60,216	$—
	8.5% Senior unsecured notes (IMBIL)	70,176	70,176	—	—
	GreenLake Real Estate financing term loan	28,500	—	28,500	—
	Seller notes	29,354	—	29,354	—

		Fair Value Measurements at January 30, 2021
		Total	Level 1	Level 2	Level 3
Liabilities:
	PNC revolving loan	$53,380	$—	$53,380	$—
	PNC term loan	12,441	—	12,441	—

The Company entered into a foreign currency forward contract on October 26, 2021, designed as a cash flow hedge, to reduce the short-term effects of foreign currency fluctuations on their investment in 1-2-3.tv. The forward contract was settled on November 2, 2021 and a loss of approximately $90 was realized in 2021. As of January 29, 2022, the Company did not have any foreign currency forward contracts outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

(9)  Credit Agreements

The Company’s credit agreements consist of:

	January 29, 2022	January 30, 2021
Long-term credit facility:
Siena revolving loan due July 31, 2024, principal amount	$60,216	$—
PNC revolving loan due July 27, 2023, principal amount, extinguished in July 2021	—	41,000
Total long-term credit facility	60,216	41,000
8.5% Senior Unsecured Notes, due 2026, principal amount	80,000	—
GreenLake Real Estate Financing term loan due July 31, 2024, principal amount	28,500	—
PNC term loan due July 27, 2023, principal amount, extinguished in July 2021	—	12,441
Seller notes:
Seller note due in annual installments, maturing in November 2023, principal amount	20,062	—
Seller note due in quarterly installments, maturing in December 2023, principal amount	8,000	—
Total seller notes	28,062	—
Total debt	196,778	53,441
Less: unamortized debt issuance costs	(7,607)	(61)
Plus: unamortized debt premium	1,292	—
Total carrying amount of debt	190,463	53,380
Less: current portion of long-term debt	(14,031)	(2,714)
Long-term debt, net	$176,432	$50,666

The Company’s foreign subsidiary, 1-2-3.tv has available unsecured lines of credit with Deutsche Bank AG and Bank für Tirol und Vorarlberg AG in the amount of EUR 2,000 (approximately $2,229 based on the January 29, 2022 exchange rate). Borrowings, if any, bear interest at 4.00% variable or the Euro Interbank Offered Rate (EURIBOR) plus 1.55%, per annum. As of January 29, 2022, no balances are outstanding under those credit facilities.

Extinguishment of PNC Credit Facility

On February 9, 2012, the Company entered into a credit and security agreement (as amended through February 5, 2021, the “PNC Credit Facility”) with PNC Bank, N.A. (“PNC”), a member of The PNC Financial Services Group, Inc., as lender and agent. The PNC Credit Facility, which included CIBC Bank USA (formerly known as The Private Bank) as part of the facility, provided a revolving line of credit of $70,000 and provided for a term loan on which the Company had originally drawn to fund improvements at the Company’s distribution facility in Bowling Green, Kentucky and subsequently to pay down the Company’s previously outstanding GACP Term Loan (as defined below). The PNC Credit Facility also provided an accordion feature that would allow the Company to expand the size of the revolving line of credit by another $20,000 at the discretion of the lenders and upon certain conditions being met. Maximum borrowings and available capacity under the revolving line of credit under the PNC Credit Facility were equal to the lesser of $70,000 or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory.

Interest expense recorded under the PNC Credit Facility was $1,558, $3,497, and $3,758 for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

In July 2021, the Company terminated and repaid all amounts outstanding under the PNC Credit Facility term loan and revolving loan agreement. The aggregate amount paid to the lenders under the PNC Credit Facility was $405. As a result of the termination of the PNC Credit Facility, the Company recorded a $663 loss on extinguishment of debt in 2021.

8.50% Senior Unsecured Notes

On September 28, 2021, the Company completed and closed on its $80,000 offering of 8.50% Senior Unsecured Notes due 2026 (the “Notes”) and issued the Notes. The Company received related net proceeds of $73,700 after deducting the

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

underwriting discount and estimated offering expenses payable by the Company (including fees and reimbursements to the underwriters). The Notes were issued under an indenture, dated September 28, 2021 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated September 28, 2021 (the “Supplemental Indenture,” and the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), between the Company and the Trustee. The Notes were denominated in denominations of $25.00 and integral multiples of $25.00 in excess thereof.

The Notes pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year, and will mature on September 30, 2026.

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

The Company used all of the net proceeds from the offering to fund its closing cash payment in connection with the acquisition of 1-2-3.tv Invest GmbH and 1-2-3.tv Holding GmbH and any remaining proceeds for working capital and general corporate purposes, which may include payments related to the acquisition.

The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) on August 5, 2021 and declared effective by the Commission on August 12, 2020 (File No. 333-258519), a base prospectus included as part of the registration statement, and a prospectus supplement, dated September 23, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Interest expense recorded under the 8.50% Senior Unsecured Notes was $2,712 for the year ended January 29, 2022.

Debt issuance costs, net of amortization, relating to the revolving line of credit were $5,925 and $0 as of January 29, 2022, and January 30, 2021, respectively and are included as a direct reduction to the 8.50% Senior Unsecured Notes liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the five-year term of the 8.50% Senior Unsecured Notes at an effective interest rate of 10.1%.

Siena Credit Facility

On July 30, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a loan and security agreement (as amended through September 20, 2021, the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80,000 revolving line of credit. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets and the assets of its subsidiaries as further described in the Loan Agreement.

On September 20, 2021, the parties to the Loan and Security Agreement entered into a First Amendment to the Loan Agreement (the “First Amendment”), which revised the agreement to consent to and add the acquired entities of the 1-2-3.tv

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

acquisition as well as consent to the Bond Indenture. The parties also revised the definitions pertaining to “Consolidated Adjusted EBITDA” to include all Loan Parties defined in the agreement in the Senior Net Leverage Ratio, as well as clarifying the measurement thresholds pertaining to Minimum Liquidity.

On December 27, 2021, the Company entered into a Second Amendment to the Loan Agreement (the “Second Amendment”). The Second Amendment extends the deadline for the minimum liquidity calculation by 30 days. The Second Amendment did not modify or change any other terms and conditions of the Loan Agreement.

On February 25, 2022, the Company executed a Third Amendment to the Loan Agreement (the “Third Amendment”), which further defines how assets and liabilities are exchanged between 1-2-3.tv in Germany and Company in U.S., replaces LIBOR with SOFR, the secured overnight financing rate as administered by the Federal Reserve Bank of New York, which is not expected to have a material impact on our borrowing costs, and changes the date for the Q1 measurement date for the Company’s net debt ratio calculation to April 30, 2022.

On April 18, 2022, the parties to the Loan and Security Agreement entered into a Fourth Amendment to the Loan Agreement (the “Fourth Amendment”), which revised the agreement to consent to enter into a Securities Purchase Agreement and sell to Investor a convertible promissory note. Additional information contained in Note 22 – “Subsequent Events” in the notes to our consolidated financial statements.

Subject to certain conditions, borrowings under the Loan Agreement as of January 29, 2022 bear interest at 4.50% plus the London interbank offered rate for deposits in dollars (“LIBOR”) for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. There is a floor for LIBOR of 0.50%. If LIBOR is no longer available, a successor rate to be chosen by the Agent in consultation with the Company or a base rate.

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum liquidity requirements. The Company is also subject to a maximum senior net leverage ratio. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to shareholders. The Company also pays a monthly fee at a rate equal to 0.50% per annum of the average daily unused amount of the credit facility for the previous month.

As of January 29, 2022, the Company had total borrowings of $60,216 under its revolving line of credit with the Agent. Remaining available capacity under the revolving line of credit as of January 29, 2022, was approximately $11,400, which provided liquidity for working capital and general corporate purposes. As of January 29, 2022, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

Interest expense recorded under the Siena Credit Facility was $1,746 for the year ended January 29, 2022.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $2,411 and $0 as of January 29, 2022, and January 30, 2021, respectively and are included within other assets within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the Siena Loan Agreement.

GreenLake Real Property Financing

On July 30, 2021, two of the Company’s subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC (collectively, the “Borrowers”), and the Company, as guarantor, entered into that certain Promissory Note Secured by Mortgages (the “GreenLake Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) to the Borrowers in the original amount of $28,500. The GreenLake Note is secured by, among other things, mortgages encumbering the Company’s owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the GreenLake Note. Proceeds of borrowings shall be used to (i) pay fees and expenses related to the transactions contemplated by the GreenLake Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for working capital and general corporate purposes of the Company. The Company has also pledged the stock that it owns in the Borrowers to secure its guarantor obligations.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

The GreenLake Note is scheduled to mature on July 31, 2024. The borrowings, which include all amounts advanced under the GreenLake Note, bear interest at 10.00% per annum or, at the election of the GreenLake upon no less than 30 days prior written notice to the Borrowers, at a floating rate equal to the prime rate plus 200 basis points.

The Borrowers may prepay the GreenLake Note in full (but not in part) before July 30, 2022 (the “Lockout Date”) upon payment of a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through the Lockout Date. After the Lockout Date, the GreenLake Note may be prepaid in full or in any installment greater than or equal to $100 without any prepayment penalty or premium on 90 days’ prior written notice from Borrowers to GreenLake.

The GreenLake Note contains customary representations and warranties and financial and other covenants and conditions, including, a requirement that the Borrowers comply with all covenants set forth in the Loan Agreement described above. The GreenLake Note also contains certain customary events of default.

As of January 29, 2022, there was $28,500 outstanding under the Term Loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

Interest expense recorded under the GreenLake Note was $1,793 for the year ended January 29, 2022.

Debt issuance costs, net of amortization, relating to the GreenLake Note were $1,682 and $0 as of January 29, 2022, and January 30, 2021, respectively and are included as direct reductions to the GreenLake Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the GreenLake Note at an effective interest rate of 11.4%.

Seller Notes

On November 5, 2021 the Company issued a $20,800 seller note as a component of consideration for the acquisition of 1-2-3.tv. The seller note is payable annually in two equal installments in November 2022 and November 2023. The seller note bears interest at a rate of 8.50%. $20,062 is outstanding as of January 29, 2022. Interest expense recorded under the seller note was $406 for the year ended January 29, 2022.

On July 30, 2021, the Company issued a $10,000 seller note as a component of consideration for the acquisition of Synacor’s Portal and Advertising business. The seller note is payable in $1,000 quarterly installments, maturing on December 31, 2023. The seller note bears interest at rates between 6% and 11% depending upon the period outstanding. $8,000 is outstanding as of January 29, 2022. Interest expense recorded under the seller note was $278 for the year ended January 29, 2022.

Maturities

The aggregate maturities of the Company’s credit agreements as of January 29, 2022 are as follows:

		GreenLake Real
	Seller	Estate Financing	Siena	8.5% Senior
Fiscal year	Notes	Term Loan	Revolving Loan	Unsecured Notes	Total
2022	$14,031	$—	$—	$—	$14,031
2023	14,031	—	—	—	14,031
2024	—	28,500	60,216	—	88,716
2025	—	—	—	—	—
2026	—	—	—	80,000	80,000
Total amount due	$28,062	$28,500	$60,216	$80,000	$196,778

Less: unamortized debt issuance costs	—	(1,682)	—	(5,925)	(7,607)
Plus: unamortized debt premium	1,292	—	—	—	1,292
Total carrying amount of debt	$29,354	$26,818	$60,216	$74,075	$190,463

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

Cash Requirements

Currently, the Company’s principal cash requirements are to fund business operations and debt service, which consist primarily of purchasing inventory for resale, funding ValuePay installment receivables, funding the Company’s basic operating expenses, particularly the Company’s contractual commitments for cable and satellite programming distribution, funding debt service payments and the funding of necessary capital expenditures. The Company closely manages its cash resources and working capital. The Company attempts to manage its inventory receipts and reorders in order to ensure its inventory investment levels remain commensurate with the Company’s current sales trends. The Company also monitors the collection of its credit card and ValuePay installment receivables and manages vendor payment terms in order to more effectively manage the Company’s working capital which includes matching cash receipts from the Company’s customers to the extent possible with related cash payments to the Company’s vendors. ValuePay remains a cost-effective promotional tool for the Company. The Company continues to make strategic use of its ValuePay program in an effort to increase sales and to respond to similar competitive programs.

The Company’s ability to fund operations, debt service and capital expenditures in the future will be dependent on its ability to generate cash flow from operations, maintain or improve margins and to use available funds from its Siena Loan Agreement. The Company’s ability to borrow funds is dependent on its ability to maintain an adequate borrowing base and its ability to meet its credit facility’s covenants (as described above). Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs, debt service payments and planned capital expenditures and meet credit facility covenants, and its cash reserves are depleted, the Company may need to take actions that are within the Company’s control, such as further reductions or delays in capital investments, additional reductions to the Company’s workforce, reducing or delaying strategic investments or other actions. The Company believes that it is probable its existing cash balances and its availability under the Siena Loan Agreement, will be sufficient to fund the Company’s normal business.

(10)  Shareholders’ Equity

Common Stock

The Company is authorized to issue 29,600,000 shares of common stock. As of January 29, 2022, 21,571,387 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Company’s Siena Loan Agreement.

Preferred Stock

The Company has authorized 400,000 Series A Junior Participating Cumulative Preferred Stock, $0.01 par value, during fiscal 2015 as part of the Shareholder Rights Plan. As of January 29, 2022, there were zero shares issued and outstanding. See Note 14 – “Income Taxes” for additional information.

Dividends

The Company has never declared or paid any dividends with respect to its capital or common stock. The Company is restricted from paying dividends on its stock by its Siena Loan Agreement.

Public Offerings

On June 9, 2021, the Company completed a public offering, in which the Company issued and sold 4,830,918 shares of our common stock at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $39,955. The Company has used or intends to use the proceeds for general working capital purposes, including potential acquisitions of businesses and assets that are complementary to our operations.

On February 18, 2021, the Company completed a public offering, in which the Company issued and sold 3,289,000 shares of its common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

offering costs, net proceeds from the public offering were approximately $21,224. The Company used the proceeds for general working capital purposes.

On August 28, 2020, the Company completed a public offering, in which the Company issued and sold 2,760,000 shares of its common stock at a public offering price of $6.25 per share, including 360,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $15,833.

April 2020 Private Placement Securities Purchase Agreement

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold an aggregate of 1,836,314 shares of the Company's common stock, issued warrants to purchase an aggregate of 979,190 shares of the Company's common stock at a price of $2.66 per share, and fully-paid warrants to purchase an aggregate 114,698 shares of the Company's common stock at a price of $0.001 per share in a private placement, for an aggregate cash purchase price of $4,000. The initial closing occurred on April 17, 2020 and the Company received gross proceeds of $1,500. Additional closings occurred on May 22, 2020, June 8, 2020, June 12, 2020 and July 11, 2020 and the Company received gross proceeds of $2,500. The Company incurred approximately $190 of issuance costs during the first half of fiscal 2020. The warrants are indexed to the Company's publicly traded stock and were classified as equity. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying consolidated balance sheets. The Company used the proceeds for general working capital purposes.

The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company's largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company's long-time vendor. IWCA is owned by the Company's Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of the Company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 19 – “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is the Company's largest shareholder.

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

May 2019 Private Placement Securities Purchase Agreement

On May 2, 2019, the Company entered into a private placement securities purchase agreement with certain accredited investors pursuant to which the Company: (a) sold, in the aggregate, 800,000 shares of the Company’s common stock at a price of $7.50 per share and (b) issued five-year warrants (“5-year Warrants”) to purchase 350,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The 5-year Warrants are exercisable in whole or in part from time to time through the expiration date of May 2, 2024. The purchasers included Invicta Media Investments, LLC, Retailing Enterprises, LLC, Michael and Leah Friedman, Timothy Peterman and certain other private investors. Retailing Enterprises, LLC is a party in which the Company entered into an agreement to liquidate obsolete inventory. Under the purchase

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

agreement, the purchasers agreed to customary standstill provisions related to the Company for a period of two years, as well as to vote their shares in favor of matters recommended by the Company’s board of directors for shareholder approval. In addition, the Company agreed in the purchase agreement to appoint Eyal Lalo as vice chair of the Company’s board of directors, Michael Friedman to the Company’s board of directors and Timothy Peterman as the Company’s chief executive officer.

In connection with the closing under the Purchase Agreement, the Company entered into certain other agreements with IWCA, Sterling Time and the purchasers, including a five-year vendor exclusivity agreement with Sterling Time and IWCA. The vendor exclusivity agreement grants the Company the exclusive right in television shopping to market, promote and sell the products from IWCA.

The Company received gross proceeds of $6,000 and incurred approximately $175 of issuance costs. The Company allocated the proceeds of the stock offering to the shares of common stock issued. The par value of the shares issued was recorded within common stock, with the remainder of the proceeds, less issuance costs, recorded as additional paid in capital in the accompanying consolidated balance sheets. The Company has used the proceeds for general working capital purposes. The 5-year Warrants were issued primarily as consideration for a five-year vendor exclusivity agreement with IWCA and Sterling Time. The aggregate market value of the 5-year Warrants on the grant date was $193, which was recorded as an intangible asset and is being amortized as cost of sales over the agreement term. The 5-year Warrants are indexed to the Company’s publicly traded stock and were classified as equity. As a result, the fair value of the 5-year Warrants was recorded as an increase to additional paid-in capital.

Warrants

As of January 29, 2022, the Company had outstanding warrants to purchase 1,334,188 shares of the Company’s common stock, of which 1,334,188 are fully exercisable. The following table summarizes information regarding warrants outstanding at January 29, 2022:

	Warrants	Warrants	Exercise Price
Grant Date	Outstanding	Exercisable	(Per Share)	Expiration Date
March 16, 2017	5,000	5,000	$19.20	March 16, 2022
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	367,197	$2.66	April 14, 2025
May 22, 2020	122,398	122,398	$2.66	April 14, 2025
June 8, 2020	122,399	122,399	$2.66	April 14, 2025
June 12, 2020	122,398	122,398	$2.66	April 14, 2025
July 11, 2020	244,798	244,798	$2.66	April 14, 2025

All warrants are exercisable at any time through the date of expiration. All agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis.

Commercial Agreement with Shaquille O’Neal

On November 18, 2019, the Company entered into a commercial agreement (“Shaq Agreement”) and restricted stock unit award agreement (“RSU Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products would be sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to the RSU Agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of 133,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 133,333 restricted stock units vested February 1, 2021 and the final tranche of 133,334 restricted stock units will vest February 1, 2022. Additionally, in connection with the Shaq Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company’s common stock. The aggregate market value on the date of the award was $2,595 and is being amortized as cost of sales over the three-year commercial term. The estimated fair value is based on the grant date closing price of the Company’s stock.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

Compensation expense relating to the restricted stock unit grant was $865 for fiscal 2021 and $865 for fiscal 2020. As of January 29, 2022 there was $865 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 1.0 years.

Restricted Stock Award

On November 23, 2018, the Company entered into a restricted stock award agreement with Flageoli Classic Limited, LLC (“FCL”) granting FCL 150,000 restricted shares of the Company’s common stock in connection with and as consideration for entering into a vendor exclusivity agreement with the Company. The vendor exclusivity agreement grants us the exclusive right in television shopping to market, promote and sell products under the trademark of Serious Skincare, a skin-care brand that launched on the Company’s television network on January 3, 2019. Additionally, the agreement identifies Jennifer Flavin-Stallone as the primary spokesperson for the brand on the Company’s television network. The restricted shares vested in three tranches. Of the restricted shares granted, 50,000 vested on January 4, 2019, which was the first business day following the initial appearance of the Serious Skincare brand on the Company’s television network, 50,000 vested on January 4, 2020 and 50,000 vested on January 4, 2021. The aggregate market value on the date of the award was $1,408 and was amortized as cost of sales over the three-year vendor exclusivity agreement term. The estimated fair value of the restricted stock is based on the grant date closing price of the Company’s stock for time-based vesting awards.

Compensation expense relating to the restricted stock award grant was $153, $697 and $469 for fiscal 2021, fiscal 2020 and fiscal 2019.

Stock Compensation Plans

The Company's 2020 Equity Incentive Plan (“2020 Plan”) provides for the issuance of up to 3,000,000 shares of the Company's common stock. The 2020 Plan is administered by the human resources and compensation committee of the board of directors and provides for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the 2020 Plan. The types of awards that may be granted under the 2020 Plan include incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the common stock as of the date of grant (except in the limited case of “substitute awards” as defined by the 2020 Plan). No stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Except for market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant. The 2020 Plan was approved by the Company's shareholders at the 2020 Annual Meeting of Shareholders on July 13, 2020.

The Company also maintains the 2011 Omnibus Incentive Plan (“2011 Plan”). Upon the adoption and approval of the 2020 Plan, the Company ceased making awards under the 2011 Plan. Awards outstanding under the 2011 Plan continue to be subject to the terms of the 2011 Plan, but if those awards subsequently expire, are forfeited or cancelled or are settled in cash, the shares subject to those awards will become available for awards under the 2020 Plan. Similarly, the Company ceased making awards under its 2004 Omnibus Stock Plan (“2004 Plan”) on June 22, 2014, but outstanding awards under the 2004 Plan remain outstanding in accordance with its terms.

Stock-Based Compensation – Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2021, fiscal 2020 and fiscal 2019 related to stock option awards was $174, $121 and $681. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

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

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Expected volatility:	82% - 89%	—	75% - 82%
Expected term (in years):	6 years	—	6 years
Risk-free interest rate:	1.0% - 1.3%	—	1.4% - 2.6%

A summary of the status of the Company’s stock option activity as of January 29, 2022 and changes during the year then ended is as follows:

	2020 Plan		2011 Plan		2004 Plan
	Option	Weighted Average	Option	Weighted Average	Option	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance outstanding, January 30, 2021	—	$—	34,000	$12.87	3,000	$53.49
Granted	158,000	$7.48	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(10,500)	$9.64	(8,300)	$22.59	—	$—
Balance outstanding, January 29, 2022	147,500	$7.33	25,700	$10.04	3,000	$53.49
Options exercisable at January 29, 2022	10,000	$8.72	22,800	$10.73	3,000	$53.49

The following table summarizes information regarding stock options outstanding at January 29, 2022:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
Option Type	Shares	Price	Life (Years)	Value	Shares	Price	Life (Years)	Value
2020 Plan	147,500	$7.33	9.4	$—	129,700	$7.34	9.4	$—
2011 Plan	25,700	$10.04	5.9	$2,500	25,200	$10.16	5.9	$2,400
2004 Plan	3,000	$53.49	2.2	$—	3,000	$53.49	2.2	$—

The weighted average grant-date fair value of options granted in fiscal 2021 under the 2020 Plan and in fiscal 2019 under the 2011 Plan was $5.30 and $3.12. There were no options granted in fiscal 2020. The total intrinsic value of options exercised during fiscal 2021, fiscal 2020 and fiscal 2019 was $0, $0 and $0. As of January 29, 2022, total unrecognized compensation cost related to stock options was $518 and is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Option Tax Benefit

The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is included in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded if and when realized, and totaled $0, $0 and $0 in fiscal 2021, fiscal 2020 and fiscal 2019. The Company has not recorded any income tax benefit from the exercise of stock options in these fiscal years, due to the uncertainty of realizing income tax benefits in the future.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

Stock-Based Compensation – Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $1,375, $277 and $1,031 for fiscal 2021, fiscal 2020 and fiscal 2019. As of January 29, 2022, there was $1,799 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted stock units vested during fiscal 2021, fiscal 2020 and fiscal 2019 was $1,345, $337 and $434. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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

The Company granted 76,900 performance share units to the Company’s Chief Executive Officer as part of the Company’s long-term incentive program during the first quarter of fiscal 2021. The number of shares earned is based on the Company’s achievement of pre-established goals for sales growth over the measurement period from January 31, 2021 to January 29, 2022. Any earned performance share units will vest on February 3, 2024, so long as the executive’s service has been continuous through the vest date. The number of units that may actually be earned and become eligible to vest pursuant to this award can be between 0% and 200% of the target number of performance share units. The Company recognizes compensation expense on these performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. The grant date fair value of these performance share units is based on the grant date closing price of the Company’s stock.

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

The Company granted 94,000 market-based restricted stock performance units to executives and key employees as part of the Company’s long-term incentive program during fiscal 2019. The number of restricted stock units earned is based on the Company’s total shareholder return (“TSR”) relative to a group of industry peers over a three-year performance measurement period. Grant date fair values were determined using a Monte Carlo valuation model based on assumptions as follows:

Fiscal 2019
Total grant date fair value	$482
Total grant date fair value per share	$5.14
Expected volatility	74% - 82%
Weighted average expected life (in years)	3 years
Risk-free interest rate	1.7% - 2.3%

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

The percent of the target market-based performance vested restricted stock unit award that will be earned based on the Company’s TSR relative to the peer group is as follows:

Percentage of
Percentile Rank	Units Vested
< 33%	0%
33%	50%
50%	100%
100%	150%

In conjunction with Mr. Peterman’s appointment to serve as Chief Executive Officer in 2019, he received 68,000 market-based restricted stock performance units. The market-based restricted stock performance units vest in three tranches, each tranche consisting of one-third of the units subject to the award. Tranche 1 vested on May 2, 2020, the one-year anniversary of the grant date. Tranche 2 will vest on the date the Company’s average closing stock price for 20 consecutive trading days equals or exceeds $20.00 per share and the executive has been continuously employed at least one year. Tranche 3 will vest on the date the Company’s average closing stock price for 20 consecutive trading days equals or exceeds $40.00 per share and the executive has been continuously employed at least two years. The vesting of the second and third tranches can occur any time on or before May 1, 2029. The total grant date fair value was estimated to be $220 and is being amortized over the derived service periods for each tranche.

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of January 29, 2022 and changes during the twelve-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, January 30, 2021	60,000	$3.52	736,000	$4.03	146,000	$1.69	942,000	$3.64
Granted	—	$—	824,200	$9.33	76,900	$8.72	901,100	$9.28
Vested	—	$—	(451,500)	$5.82	—	$—	(451,500)	$5.82
Forfeited	(2,200)	$5.10	(77,400)	$4.28	—	$—	(79,600)	$4.30
Non-vested outstanding, January 29, 2022	57,800	$3.47	1,031,300	$7.46	222,900	$4.13	1,312,000	$6.72

(11)  Business Segments and Sales by Product Group

During fiscal 2021, the Company changed its reportable segments into three reporting segments: entertainment, consumer brands and media commerce services. The Company’s Chief Executive Officer began reviewing operating results of the three segments: entertainment, consumer brands and media commerce services in Q4 of 2021. These segments reflect the way the senior management and the Company’s chief operating decision makers evaluate the Company’s business performance and manages its operations. The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

Entertainment Segment – the entertainment segment is comprised of its television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, ShopJewelryHQ and 1-2-3.tv.

●	ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories, directly to consumers 24 hours a day, 365 days a year using engaging interactive video.
●	ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men.
●	ShopHQHealth, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.
●	ShopJewelryHQ, which digitally launched in the fourth quarter of fiscal 2021, is a niche television shopping entertainment network that offers jewelry products and services to men and to women.
●	1-2-3.tv, which was acquired in November 2021, is the leading German interactive media company, disrupting Germany's TV retailing marketplace with its expertise in proprietary live and automated auctions that emotionally engage customers with 1-2-3.tv's balanced merchandising mix of compelling products shipped directly to their homes.

Each entertainment network offers engaging, interactive video programming distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunication companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online on the respective network’s digital commerce platforms that sell products which appear on the Company’s television networks as well as offer an extended assortment of online-only merchandise. These networks’ interactive video is also available on leading social platforms over-the-top (“OTT”) platforms and ConnectedTV platforms (“CTV”) such as Roku, AppleTV, and Samsung connected televisions, mobile devices, including smartphones and tablets.

Consumer Brands Segment – The consumer brands segment is comprised of Christopher & Banks (“C&B”), J.W. Hulme Company (“JW”), Cooking with Shaquille O’Neal (“Shaq”), OurGalleria.com and TheCloseout.com.

●	Christopher & Banks (“C&B”) – The Company’s flagship consumer brand, C&B was founded in 1956 and is a brand that specializes in offering women’s value-priced apparel and accessories that cater to women of all sizes, from petite to missy to plus sizes. Its internally designed, modern and comfortable apparel and accessories provide customers with an exclusive experience. The brand was acquired by us in partnership with Hilco Capital in March 2021. C&B’s omni-channel business model includes digital advertising driven online revenue, five brick and mortar retail stores, direct-to-consumer catalogs and a growing wholesaling business driven primarily by C&B’s television programming on our entertainment networks.
●	J.W. Hulme Company (“JW”) – JW was founded in 1905 and is an iconic brand offering men and women high quality accessories made by craftswomen and craftsmen the world over. The brand was acquired by the Company in 2019. JW’s omni-channel business model includes two brick and mortar retail stores, direct-to-consumer catalogs, digital advertising driven online revenue and a growing wholesaling business driven primarily by JW’s television programming on our entertainment networks.
●	Cooking with Shaquille O’Neal (“Shaq”) – The Company offers Shaq kitchen products and watches designed and curated by Shaq via its licensing agreement with Authentic Brands Group. Shaq’s omnichannel business model is driven by Shaq’s television programming on our entertainment networks.
●	OurGalleria.com and TheCloseout.com are online marketplaces with business models driven by its television programming on our television networks. OurGalleria.com is a higher-end online marketplace for discounted merchandise, offering an exciting shopping experience with a selection of curated flash sales and events.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

TheCloseout.com is a lower-end online marketplace for discounted merchandise, offering quality products at deeply discounted prices. The Company obtained a controlling interest in TheCloseout.com in 2021.

Media Commerce Services Segment – The media commerce services segment is comprised of iMedia Digital Services (“iMDS”), Float Left (“FL”) and i3PL.

●	iMedia Digital Services (“iMDS”) – The Company’s flagship media commerce service brand is iMDS, which is a digital advertising platform specializing in engaging shopping enthusiasts online and in OTT marketplaces. iMDS’s suite of services includes its Retail Media Exchange (“RME”) and value-added services (“VAS”). RME is an advertising auction platform for advertisers, digital publishers, supply-side-platforms (SSPs) and demand-side platforms (DSPs). VAS is a suite of services centered on offering managed and self-serve end-to-end, white-label digital platforms for domestic multichannel video programming distributors (MVPDs), internet service providers (ISPs), digital publishers and ecommerce brands. iMDS’s growth strategy is driven by its ability to differentiate its advertising platform by offering solutions that include our first-party shopping enthusiast data created continually by our entertainment and consumer brand segments. iMDS is primarily comprised of Synacor’s Portal and Advertising business, which the Company acquired in July of 2021.
●	Float Left (“FL”) – FL is an OTT SaaS app platform that offers media and consumer brands the digital tools they need to deliver engaging television experiences to their audiences within the OTT and ConnectedTV ecosystems. FL offers custom, natively built solutions for Roku, Fire TV, Apple TV, Web, iOS and Android Mobile, and various smart TVs. Its growth strategy is driven by its ability to integrate iMDS’s advertising operations within its OTT SaaS platform and continue to deliver sophisticated end-to-end OTT apps. FL was acquired by us in 2019.
●	i3PL offers end-to-end, white label, managed services specializing in ecommerce customer experience and fulfillment services through its Bowling Green distribution center. i3PL’s business model is driven primarily by providing these services to vendors, clients and customers within our entertainment and consumer brands segments.

Summarized Financial Information by Segment

Summarized financial information by segment for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 is as follows:

			Media
		Consumer	Commerce
	Entertainment	Brands	Services	Consolidated
Fiscal Year Ended January 29, 2022:
Net Sales	$478,945	$44,347	$27,842	$551,134
Gross Margin	192,572	21,957	8,087	222,616
Operating Income (loss)	(13,500)	1,609	1,166	(10,725)

Fiscal Year Ended January 30, 2021:
Net Sales	$445,452	$2,155	$6,564	$454,171
Gross Margin	163,897	894	2,262	167,053
Operating Income (loss)	(6,286)	(1,599)	(55)	(7,940)

Fiscal Year Ended February 1, 2020:
Net Sales	$496,169	$2,274	$3,379	$501,822
Gross Margin	162,806	795	36	163,637
Operating Income (loss)	(49,723)	(1,928)	(874)	(52,525)

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented.

Segment Revenues by Product Line

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

	Fiscal Year Ended
	January 29,	January 30,	February 1,
Entertainment:	2022	2021	2020
Jewelry & Watches	$191,675	$164,200	$200,948
Health, Beauty & Wellness	103,475	129,858	80,945
Home	77,879	62,118	106,025
Fashion & Accessories	57,999	45,261	65,616
Other (primarily shipping & handling revenue)	47,917	44,015	42,635
Total entertainment revenues	$478,945	$445,452	$496,169

	Fiscal Year Ended
	January 29,	January 30,	February 1,
Consumer Brands:	2022	2021	2020
Fashion & Accessories	$40,321	$2,177	$2,275
Home	1,786	—	—
Jewelry & Watches	1,690	—	—
Other (primarily shipping & handling revenue)	550	(22)	(1)
Total consumer brand revenues	$44,347	$2,155	$2,274

	Fiscal Year Ended
	January 29,	January 30,	February 1,
Media Commerce Services:	2022	2021	2020
Syndication	$14,466	$—	$—
Advertising & Search	7,558	—	—
OTT	2,281	2,254	167
Other	3,537	4,310	3,212
Total media commerce services revenues	$27,842	$6,564	$3,379

Geographic Information

The table below presents revenues and long-lived assets information by geographic area:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net Sales:
United States	$508,938	$454,171	$501,822
Foreign	42,196	—	—
Total	$551,134	$454,171	$501,822
Total Assets:
United States	$400,323	$226,637	$212,743
Foreign	122,324	—	—
Total	$522,647	$226,637	$212,743
Long-Lived Assets:
United States	$166,536	$52,908	$51,803
Foreign	95,671	—	—
Total	$262,207	$52,908	$51,803

Major Customers

For the years ended January 29, 2022, January 30, 2021, and February 1, 2020, the Company had no major customers that accounted for more than 10% of net sales.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

(12) Leases

The Company leases certain property and equipment, such as transmission and production equipment, satellite transponder and office equipment. The Company also leases office space used by the media commerce services segment's Float Left and iMDS, as well as our entertainment segment 1-2-3.tv. Additionally, the Company leases retail space used by our consumer brands segment’s Christopher & Banks, J.W. Hulme Company and OurGalleria.com. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on accompanying consolidated balance sheets.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. As of January 29, 2022, the lease liability and right-of-use assets did not include any lease extension options.

The Company has lease agreements with lease and non-lease components, and has elected to account for these as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

	For the Years Ended
	January 29, 2022	January 30, 2021
Operating leases:
Long-term operating lease cost	$1,523	$972
Short-term lease cost	172	63
Variable cost	56	33
Finance leases:
Amortization of right-of-use assets	83	104
Interest expense	3	7
Variable cost	96	57

Variable lease costs includes incremental costs for printers and common area maintenance charges.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,456	$1,095
Operating cash flows used for finance leases	2	7
Financing cash flows used for finance leases	86	103

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	7,741	1,299
Finance leases	—	62

The weighted average remaining lease term and weighted average discount rates related to leases were as follows:

	January 29, 2022	January 30, 2021
Weighted average remaining lease term:
Operating leases	2.7 years	2.8 years
Finance leases	0.4 years	1.1 years

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

Weighted average discount rate:
Operating leases	4.5%	6.8%
Finance leases	6.0%	5.7%

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	January 29, 2022	January 30, 2021
Assets:
Operating lease right-of-use assets	Other assets	$7,474	$1,116
Finance lease right-of-use assets	Property and equipment, net	17	101
Total lease right-of-use assets		$7,491	$1,217

Operating lease liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	$2,331	$462
Operating lease liabilities, excluding current portion	Long term operating lease liabilities	5,169	646
Total operating lease liabilities		7,500	1,108

Finance lease liabilities:
Current portion of finance lease liabilities	Current liabilities: Accrued liabilities	19	86
Finance lease liabilities, excluding current portion	Other long term liabilities	—	19
Total finance lease liabilities		19	105
Total lease liabilities		$7,519	$1,213

Future maturities of lease liabilities as of January 29, 2022 are as follows:

Fiscal year	Operating Leases	Finance Leases
2022	$2,698	$19
2023	2,519	—
2024	1,852	—
2025	935	—
2026	330	—
Thereafter	—	—
Total lease payments	8,334	19
Less: imputed interest	(834)	—
Total lease liabilities	$7,500	$19

As of January 29, 2022, the Company had no operating or finance leases that had not yet commenced.

(13) Business Acquisitions

1-2-3.tv Group

On November 5, 2021, the Company and its wholly-owned subsidiary iMedia&1-2-3.tv Holding GmbH (the “Subsidiary”) completed the acquisition (the “Acquisition”) of all of the issued and outstanding equity interests of 1-2-3.tv Invest GmbH and 1-2-3.tv Holding GmbH (collectively with their direct and indirect subsidiaries, the “1-2-3.tv Group”) from Emotion Invest GmbH & Co. KG, BE Beteiligungen Fonds GmbH & Co. geschlossene Investmentkommanditgesellschaft and Iris Capital Fund II (collectively, the “Sellers”) pursuant to the Sale and Purchase Agreement, dated September 22, 2021, among the Company, the Subsidiary, and the Sellers (the “Purchase Agreement”).

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

At the closing of the Acquisition (the “Closing”), the Company acquired 1-2-3.tv Group from the Sellers for an aggregate purchase price of EUR 89,680 ($103,621 based on the November 5, 2021 exchange rate) (the “Enterprise Value”). The Company paid to the Sellers EUR 1,832 ($2,117 based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s cash on-hand as of July 31, 2021 and EUR 966 ($1,116 based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s excess working capital above the 1-2-3.tv Group’s trailing twelve-month average as of July 31, 2021. The Enterprise Value consideration consisted of the payment to the Sellers of EUR 68,200 in cash at the Closing ($78,802 based on the November 5, 2021 exchange rate) and the Company entering into a seller note agreement in the principal amount of EUR 18,000 ($20,800 based on the November 5, 2021 exchange rate) (the “seller notes”) and fair value of EUR 18,800 ($21,723 based on the November 5, 2021 exchange rate). The seller notes are payable in two EUR 9,000 ($10,400 based on the November 5, 2021 exchange rate) installments due on the first and second anniversaries of the issuance date. The seller notes bear interest at a rate equal to 8.50% per annum, payable semi-annually commencing on the six-month anniversary of the Closing.

The acquisition of 1-2-3.tv was accounted for in accordance with ASC 805-10 “Business Combinations”. The allocation of the purchase price was based upon a valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed. The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

Based on the preliminary valuation, the total consideration of $103,621 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Cash and cash equivalents	$2,117
Accounts receivable, net	7,773
Inventory	18,815
Prepaid expenses	2,002
Fixed assets	5,093
Goodwill	72,555
Identifiable intangible assets acquired:
Developed technology	3,813
Customer lists and relationships	3,466
Trademarks and trade names	13,172
Liabilities assumed	(25,185)
Total consideration	$103,621

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Goodwill amounted to $72,555, including assembled workforce.

The preliminary purchase price allocation may be adjusted, as necessary, up to one year after the acquisition closing date if management obtains additional information regarding asset valuations and liabilities assumed.

The Purchase Agreement provides that the Sellers may receive additional consideration from the Subsidiary, if earned, in the form of earn-out payments in the amount of up to EUR 14,000 ($16,177 based on the November 5, 2021 exchange rate) based on revenues of the 1-2-3.tv Group during 2022, and up to an additional EUR 14,000 per year for 2023 and 2024 based on revenues of the 1-2-3.tv Group during each of 2023 and 2024, with the ability of the Sellers to earn amounts in excess of the EUR 14,000 in 2023 and 2024 in the event the maximum earn-out payments are not earned in either 2022 or 2023, respectively; provided, that in no event shall the total earn-out amount exceed EUR 42,000 ($48,531 based on the November 5, 2021 exchange rate). The Company has agreed to guarantee all obligations of the Subsidiary under the Purchase Agreement and the Vendor Loan. As of November 5, 2021, the fair value of the earn-out payment amounted to EUR 2,680 ($3,097 based on November 5, 2021 exchange rate). As of January 29, 2022, the recorded value of the earn-out payments was EUR 2,680 ($2,987 based on the January 29, 2022 exchange rate).

The Purchase Agreement contains customary representations, warranties, and covenants by each of the parties. The Purchase Agreement also provides that the parties will indemnify each other for certain liabilities arising under the Purchase

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

Agreement, subject to various limitations, including, among other things, thresholds, caps and time limitations. The Subsidiary has obtained representation and warranty insurance that provides exclusive coverage for certain breaches of, and inaccuracies in, representations and warranties made by Sellers in the Purchase Agreement, subject to exclusions, deductibles and other terms and conditions.

Unaudited Supplemental Pro Forma Information

With significant operations in Europe, 1-2-3.tv had sales of approximately $187,398 and $177,082 for its fiscal year ended December 31, 2021 and December 31, 2020 respectively. 1-2-3.tv’s results have been included since the date of the acquisition and include $42,196 in net sales and net income of $1,804.

In connection with the 1-2-3.tv acquisition, in 2021, iMedia incurred pretax expenses of $1,899 related to transaction and integration-related costs, recorded to selling, general and administrative expenses.

The unaudited proforma information below, as required by GAAP, assumes that 1-2-3.tv had been acquired at the beginning of the 2020 fiscal year and includes the effect of transaction accounting adjustments. These adjustments include the amortization of acquired intangible assets, depreciation of the fair value step-up of acquired property, plant and equipment, amortization of inventory fair value step-up (assumed to be fully amortized in 2020) in connection with the acquisition.

This unaudited proforma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the 2020 fiscal year. In addition, the unaudited proforma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

The following table presents proforma net sales and net income per share data assuming 1-2-3.tv was acquired at the beginning of the 2020 fiscal year:

	2021 (a)	2020 (a)
Net sales	$689,888	$631,253
Net loss	(26,776)	(13,140)

(a) The above unaudited proforma information is presented for the 1-2-3.tv acquisition as it is considered a material acquisition.

Synacor’s Portal and Advertising Business Acquisition

On July 30, 2021, the Company closed on the acquisition of Synacor’s Portal and Advertising business segment. This acquisition allows the Company to leverage its interactive video expertise and national television promotional power, as well as its merchandising, customer solutions and fulfillment capabilities, to offer advertisers and consumer brands differentiated digital services that the Company believes will accelerate its timeline to become the leading single-source partner to advertisers seeking to use interactive video to drive growth. Synacor Portal and Advertising has been renamed to iMedia Digital Services (“iMDS”), a leading digital advertising platform advertising platform monetizing 200+ million monthly users for its publishers by utilizing its proprietary technologies, first-party customer shopping data and interactive video services to drive engagement, traffic and conversion.

The acquisition of iMDS was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $20,000 cash, the issuance of a $10,000 seller note and assumed liabilities with a fair value of $7,864. The seller note is payable in $1,000 quarterly installments over the next ten calendar quarters beginning with September 30, 2021. The seller note bears interest at rates between 6% and 11% depending upon the period outstanding. The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

The acquisition of iMDS was accounted for in accordance with ASC 805-10 “Business Combinations”. The allocation of the purchase price was based upon a valuation, and estimates and assumptions of the assets acquired, and liabilities assumed. The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

Based on the preliminary valuation, the total consideration of $30,400 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Accounts receivable and prepaid	$7,516
Fixed assets	737
Right of use asset	111
Goodwill	24,250
Identifiable intangible assets acquired:
Developed technology	1,050
Customer lists and relationships	4,600
Liabilities assumed	(7,864)
Total consideration	$30,400

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Goodwill amounted to $24,250, including assembled workforce.

The preliminary purchase price allocation may be adjusted, as necessary, up to one year after the acquisition closing date if management obtains additional information regarding asset valuations and liabilities assumed.

Christopher & Banks Transaction

Christopher & Banks is a specialty brand of privately branded women's apparel and accessories. The Christopher & Banks brand was previously owned by Christopher & Banks Corporation, which filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in January 2021. On March 1, 2021, the Company entered into a licensing agreement with ReStore Capital, a Hilco Global company, whereby the Company will operate the Christopher & Banks business throughout all sales channels, including digital, television, catalog, and brick and mortar retail, effective March 1, 2021. The Company also purchased certain assets related to the Christopher & Banks eCommerce business, including its customer file, and certain inventory, furniture, equipment, and certain intangible assets. As part of its integration plan, the Company launched dedicated Christopher & Banks television programming on its ShopHQ network, which will promote the brand’s website, christopherandbanks.com, and its retail stores, and its digital interactive style-out platform that helps customers customizes their Christopher & Banks merchandise into stylized collections.

On March 1, 2021, the Company acquired all of the assets of Christopher & Banks, LLC. The acquisition of Christopher & Banks was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $3,500 cash and assumed liabilities with a fair value of $4,197. In addition, the Company is obligated to issue common shares to Hilco with a value of $1,500 as additional consideration. The Company expects to issue these shares in the first quarter, 2022.

The acquisition of Christopher & Banks, LLC was accounted for in accordance with ASC 805-10 “Business Combinations”. The allocation of the purchase price was based upon a valuation, and estimates and assumptions of the assets acquired, and liabilities assumed.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

The final total consideration of $5,000 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Inventory	$4,100
Fixed assets	500
Goodwill	3,307
Identifiable intangible assets acquired:
Developed technology	890
Customer lists and relationships	400
Liabilities assumed	(4,197)
Total consideration	$5,000

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Goodwill amounted to $3,307, including assembled workforce.

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

The acquisition of TCO was accounted for in accordance with ASC 805-10 “Business Combinations”. The allocation of the purchase price was based upon a valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed.

The final total consideration of $7,000 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Inventory	$4,770
Fixed assets	600
Goodwill	1,740
Identifiable intangible assets acquired:
Developed technology	110
Trademarks and trade names	180
Liabilities assumed	(400)
Total consideration	$7,000

In connection with the establishment of TCO, the Company contributed assets in the form of inventory valued at $3,570 in exchange for a 51% interest in the TCO, and LAKR contributed assets in the form of inventory and intellectual property valued at $3,430 in exchange for a 49% interest in TCO. The Company also entered into a loan and security agreement with TCO, pursuant to which TCO may borrow up to $1,000 from the Company on a revolving basis pursuant to a promissory

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

note bearing interest at LIBOR plus 4.00%, provided that the floor of this interest rate is 4.25%. The promissory note is payable on demand by the Company, may be voluntarily prepaid at any time, and must be repaid prior to TCO making any distributions, other than advances for tax withholdings, to its members.

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Goodwill amounted to $1,740.

Non-controlling Interests

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made on a transaction by transaction basis. The Company elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.

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

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities assumed pursuant to the asset purchase agreement based on fair values at the acquisition date. The operating results of Float Left, which were not material, have been included in the consolidated financial statements of the Company since the date of acquisition. The Company incurred $78 of acquisition-related costs and are included in general and administrative expense in the accompanying fiscal 2019 consolidated statement of operations. The acquisition date fair value of consideration transferred for Float Left was approximately $1,102, which consisted of $353 of cash, net of cash acquired, $459 of common stock and $290 of contingent consideration in the form of additional common stock.

The estimated fair value of the common stock issued as purchase consideration, 100,000 shares, was based on the issue date closing price of the Company’s stock. The purchase included contingent consideration of up to 50,000 additional shares of the Company’s common stock in the event that gross revenue of the business during an annual earn-out period is equal to or greater than $2,000. The estimated fair value of contingent consideration of $290 was primarily based on the Float Left’s projected performance for each of the first two fiscal years following the closing date and the closing price of the Company’s stock. Any changes in the expected amount of the contingent consideration is recorded in the Consolidated Statement of Operations. As of January 29, 2022, 25,000 of the additional shares remained unearned with a recorded amount of approximately $125.

The following table summarizes the allocation of the Float Left purchase consideration:

Fair Value
Current assets	$139
Identifiable intangible assets acquired:
Developed technology	772
Customer lists and relationships	253
Trademarks and trade names	88
Other assets	18
Accounts payable and accrued liabilities	(168)
Total consideration	$1,102

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

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

The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities assumed pursuant to the asset purchase agreement based on fair values at the acquisition date. The operating results of J.W. Hulme, which were not material, have been included in the consolidated financial statements of the Company since the date of acquisition. The supplementary proforma information, assuming this acquisition occurred as of the beginning of the prior periods, and the operations of J.W. Hulme for the period from the November 26, 2019 acquisition date through the end of fiscal 2019 were immaterial. The Company incurred $80 of acquisition-related costs and are included in general and administrative expense in the accompanying fiscal 2019 consolidated statement of operations. The acquisition date fair value of consideration transferred for J.W. Hulme was approximately $1,906, which consisted of $285 of cash, net of cash acquired, a working capital holdback of $225 and $1,396 of common stock issued. The estimated fair value of the common stock issued as purchase consideration, 291,000 shares, is based on the issue date closing price of the Company’s stock.

The following table summarizes the allocation of the J.W. Hulme purchase consideration:

Fair Value
Current assets	$904
Identifiable intangible assets acquired:
Trademarks and trade names	1,480
Customer lists and relationships	86
Other assets	184
Accounts payable and accrued liabilities	(580)
Other long term liabilities	(168)
Total consideration	$1,906

The fair value of identifiable intangible assets was determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate rate of return.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

(14)  Income Taxes

The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 29, 2022 and January 30, 2021 were as follows:

	January 29, 2022	January 30, 2021
Accruals and reserves not currently deductible for tax purposes	$5,443	$4,227
Disallowed interest	4,820	—
Inventory capitalization	972	729
Differences in depreciation lives and methods	1,409	(478)
Differences in basis of intangible assets	315	318
Differences in investments and other items	1,289	3,817
Net operating loss carryforwards	96,975	98,833
Valuation allowance	(111,223)	(107,446)
Net deferred tax asset (liability) before foreign jurisdiction basis differences	—	—
Differences in basis of acquired intangible assets - foreign jurisdiction	(5,285)	—
Net deferred tax liability	$(5,285)	$—

The income tax provision consisted of the following:

	For the Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current:
U.S Federal	$—	$—	$—
State and local	60	60	11
Foreign Jurisdictions	50	—	—
Total Current	110	60	11
Deferred:
U.S Federal	—	—	—
State and local	—	—	—
Foreign Jurisdictions	—	—	—
Total Deferred	—	—	—

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Taxes at federal statutory rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4	13.4	4.1
Impact of foreing income inclusion	(2.7)	—	—
Effect of 162(m) limitation	(1.5)	—	—
Disallowed transaction costs	(1.4)	—	—
Provision to return true-up	(2.6)	(2.4)	(4.0)
Non-cash stock option vesting expense	0.8	(1.2)	(0.6)
Valuation allowance and NOL carryforward benefits	(16.5)	(31.2)	(20.4)
Other	—	(0.1)	(0.1)
Effective tax rate	(0.5)%	(0.5)%	0.0%

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance as of January 29, 2022 and a full valuation allowance for its net deferred tax assets as of January 30, 2021 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of January 29, 2022, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $389,000 which are available to offset future taxable income. The Company’s federal NOLs generated prior to 2019 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company’s federal NOLs generated in 2019 and after can be carried forward indefinitely.

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

As of January 29, 2022, and January 30, 2021, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to U.S. federal income taxation, German federal income taxation, and the taxing authorities of various states. The Company’s tax years for 2020, 2019, and 2018 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2018.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

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

(15) Supplemental Cash Flow Information

Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Supplemental Cash Flow Information:
Interest paid	$8,388	$4,681	$3,151
Interest paid for finance leases	2	7	8
Income taxes paid	63	81	31
Supplemental non-cash investing and financing activities:
Television distribution rights obtained in exchange for liabilities	$102,545	$43,655	$—
Property and equipment purchases included in accounts payable	465	288	209
Common stock issuance costs included in accounts payable	—	184	—
Equipment acquired through finance lease obligations	—	62	188
Fair value of common stock issued as consideration for business acquisitions	—	—	1,855
Issuance of warrants for intangible assets	—	—	193

Supplemental cash flow information for leases is disclosed in Note 14 – “Leases”

(16) Commitments and Contingencies

Cable and Satellite Distribution Agreements

The Company has entered into distribution agreements with cable operators, direct-to-home satellite providers, telecommunications companies and broadcast television stations to distribute the Company’s television network over their systems. The terms of the distribution agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may or have expired. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The distribution agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company’s programming. For fiscal 2021, fiscal 2020 and fiscal 2019 the Company expensed approximately $59,771, $56,681 and $82,330 under these distribution agreements as a component of distribution and selling expense in the Company’s consolidated statement of operations. Additionally, during fiscal 2020, the Company acquired television broadcast rights, which are recorded as an asset and a liability on the consolidated balance sheets. Amortization expense for television broadcast rights is included as a component of depreciation and amortization in the Company’s consolidated statement of operations. See Note 4 – “Television Broadcast Rights” for additional information.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

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

Future cable and satellite distribution cash commitments at January 29, 2022 are as follows:

Fiscal Year	Amount
2022	$76,987
2023	46,310
2024	33,563
2025	25,563
2026	24,063
Thereafter	—
Total	$206,486

Employment Agreements

On May 2, 2019, the Company entered into an executive employment agreement with Mr. Peterman, the Company’s Chief Executive Officer. Among other things, the employment agreement provides for a two-year initial term, followed by automatic one-year renewals, an initial base salary of $650, annual bonus stipulations, a temporary living expense allowance and participation in the Company’s executive relocation program. The aggregate commitment for future base compensation related to the agreement at January 30, 2021 was approximately $163. In conjunction with the employment agreement, the Company granted Mr. Peterman an award of 68,000 restricted stock units with an aggregate fair value of $220. The chief executive officer’s employment agreement also provides for severance in the event of employment termination in accordance with the Company’s established guidelines regarding severance as described below.

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

Retirement Savings Plan

The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. In the fourth quarter of fiscal 2021 and in fiscal 2019, the Company made a contribution match of $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. From 2020 through the third quarter of fiscal 2021, the Company made a contribution match of $0.50 for every $1.00 contributed by eligible participants up to a maximum of 3% of eligible contribution. Matching

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

contributions were contributed to the plan on a per pay period basis. Company plan contributions expense totaled $513, $58 and $1,135 for fiscal 2021, fiscal 2020 and fiscal 2019, of which $0 was accrued and outstanding as of January 29, 2022 and January 30, 2021.

(17) Inventory Impairment Write-down

On May 2, 2019, Timothy A. Peterman was appointed Chief Executive Officer of the Company (See Note 21 – “Executive and Management Transition Costs”) and implemented a new merchandise strategy to shift airtime and merchandise by increasing higher contribution margin categories, such as jewelry & watches and beauty & wellness, and decreasing home and fashion & accessories. This change of strategy resulted in the need to liquidate excess inventory in the fashion & accessories and home product categories as a result of the reduced airtime being allocated to those categories. As a result, the Company recorded a non-cash inventory write-down of $6,050 within cost of sales during the first quarter of fiscal 2019. The Company did not record any inventory write-down for impairment in 2021 or 2020.

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

Pursuant to the Famjams Agreement, the Company agreed to issue to Famjams $1,500 of RSUs, priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the Famjams Agreement – a total of 147,347 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. Famjams also agreed to provide the Company with a revolving line of credit in the amount of $2,000 during the term of the Famjams Agreement. The $1,500 aggregate market value on the date of the award is being amortized as cost of sales over the five-year commercial term.

The Company also agreed, pursuant to the Famjams Agreement, to deliver a cash deposit of $6,000 to Famjams to be used as working capital by Famjams. This deposit will bear interest in the amount of 5% per annum and will become due and payable in full at the end of the term of the Famjams Agreement, or if the Famjams Agreement is extended for a five-year period, at the end of such renewal period. In the event of a default, the Company agreed that the intellectual property and trademarks associated with the Famjams products subject to the Famjams Agreement pledged as collateral fully satisfies any due and owing working capital amount owed by Famjams to the Company. Famjams is an affiliate of Michael Friedman, a director of the Company.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

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

Pursuant to the IWCA Agreement, the Company agreed to issue to IWCA $4,500 of RSUs, priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the IWCA Agreement – a total of 442,043 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. IWCA also agreed to provide the Company with a revolving line of credit in the amount of $3,000 during the first, second and third quarters of each of the Company’s fiscal years during the term of the IWCA Agreement and $4,000 during the fourth quarter of each of the Company’s fiscal years during the term of the IWCA Agreement. IWCA is an affiliate of Eyal Lalo, the Company's Vice Chair.

On August 28, 2020, Invicta Media Investments, LLC purchased 256,000 shares of the Company's common stock pursuant to the Company's public equity offering.

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold shares of the Company's common stock and issued warrants to purchase shares of the Company's common stock in a private placement. Details of the common stock and warrant purchase agreement are described in Note 10 – “Shareholders' Equity.” The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC purchased 734,394 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500. Michael and Leah Friedman purchased 727,022 shares of the Company's common stock and a warrant to purchase 367,196 shares of the Company's common stock for an aggregate purchase price of $1,500. Pursuant to the agreement, Sterling Time has standard payment terms with 90-day aging from receipt date for all purchase orders. If the Company's accounts payable balance to Sterling Time exceeds (a) $3,000 in any given week during the Company's first three fiscal quarters through May 31, 2022 or (b) $4,000 in any given week during the Company's fourth fiscal quarters of fiscal 2020 and fiscal 2021, the Company will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. Following May 31, 2022, the Company's payment terms revert back to standard 90-day aging terms as previously described.

On May 2, 2019, in accordance with the Purchase Agreement described in Note 10 – “Shareholders’ Equity,” the Company’s Board of directors elected Michael Friedman and Eyal Lalo to the board and appointed Mr. Lalo as the vice chair of the board. Mr. Lalo reestablished Invicta, the flagship brand of the Invicta Watch Group and one of the Company’s largest brands, in 1994, and has served as its chief executive officer since its inception. Mr. Friedman has served as chief executive officer of Sterling Time, which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company’s long-time vendor, since 2005. Sterling Time has served as a vendor to the Company for over 20 years. For their service as non-employee members of the board of directors, Messrs. Friedman and Lalo receive compensation under the Company's non-employee director compensation policy.

Mr. Lalo is the owner of IWCA, which is the sole owner of Invicta Media Investments, LLC. Mr. Friedman is an owner of Sterling Time. Pursuant to the Purchase Agreement the following companies invested as a group, including: Invicta Media Investments, LLC purchased 400,000 shares of the Company’s common stock and a warrant to purchase 252,656 shares of the Company’s common stock for an aggregate purchase price of $3,000, Michael and Leah Friedman purchased 180,000 shares of the Company’s common stock and a warrant to purchase 84,218 shares of the Company’s common stock for an aggregate purchase price of $1,350, and Retailing Enterprises, LLC purchased 160,000 shares of the Company’s common stock for an aggregate purchase price of $1,200, among others.

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $49,376, $50,992 and $58,700 during fiscal 2021, fiscal 2020 and fiscal 2019. In addition, during fiscal 2019, the Company subsidized the cost of a promotional cruise for Invicta branded and other vendors’ products. As of January 29, 2022 and January 30,

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

2021, the Company had a net trade receivable balance owed by Sterling Time of $1,356 and a net trade payable balance owed to Sterling Time of $825.

Transactions with Retailing Enterprises

During fiscal 2019, the Company entered into an agreement, which was subsequently amended, to liquidate obsolete inventory to Retailing Enterprises, LLC for a total purchase price of $1,400. During the third quarter of fiscal 2020, the Company sold additional inventory to Retailing Enterprises, LLC for a purchase price of $365. During fiscal 2021 and 2020, the Company accrued commissions of $225 and $263 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC. In addition, the Company provided third party logistic services and warehousing to Retailing Enterprises, LLC, totaling $747 during fiscal 2020. As of January 29, 2022, and January 30, 2021, the Company had a net trade receivable balance owed from Retailing Enterprises of $251 and $641.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC (“Famjams Trading”), an affiliate of Mr. Friedman, in the aggregate amount of $34,671, $48,818, and $2,200 during fiscal 2021, 2020 and fiscal 2019. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $4, $59 and $42 in fiscal 2021, 2020 and fiscal 2019. As of January 29, 2022, and January 30, 2021, the Company had a net trade receivable balance with Famjams Trading of $4,974 and $4,300.

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC (“TWI Watches”), an affiliate of Mr. Friedman, in the aggregate amount of $608, $789 and $782 during fiscal 2021, 2020 and fiscal 2019. As of January 29, 2022 and January 30, 2021, the Company had a net trade payable balance owed to TWI Watches of $151 and $256.

Transactions with The Hub Marketing Services, LLC

The Company received marketing services from The Hub Marketing Services, LLC, an affiliate of Mr. Lalo, in the aggregate amount of $380 and $300 during fiscal 2021 and fiscal 2020. As of January 29, 2022 and January 30, 2021, the Company had a net trade payable balance owed to The Hub Marketing Services, LLC of $0 and $25.

Transactions with a Financial Advisor

In November 2018, the Company entered into an engagement letter with Guggenheim Securities, LLC pursuant to which Guggenheim was engaged to provide certain advisory services to the Company. A relative of Neal Grabell, who was a director of the Company at that time, was a managing director of Guggenheim Securities. During the fourth quarter of fiscal 2019, the Company accrued $1,000 in connection with an amendment to the engagement letter. As of January 30, 2021, no amounts had been paid. The Company paid off the liability during fiscal 2021 and had no further accruals as of January 29, 2022.

(20) Restructuring Costs

During fiscal 2021, the Company implemented and completed an additional cost optimization initiative, which eliminated additional positions across the Company’s entertainment segment, the majority of which were in merchandising and warehouse management. As a result of the fiscal 2021 cost optimization initiative, the Company recorded restructuring charges of $634 for the year ended January 29, 2022, which relate primarily to severance and other incremental costs associated with the elimination of positions across the Company's entertainment segment. These initiatives were substantially completed as of January 29, 2022, with related cash payments expected to continue through the second quarter of fiscal 2022.

During fiscal 2020, the Company implemented and completed a cost optimization initiative, which eliminated positions across the Company’s ShopHQ segment, the majority of which were in customer service, order fulfillment and television production. As a result of the fiscal 2020 cost optimization initiative, the Company recorded restructuring charges of $715

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)

for the year ended January 30, 2021, which relate primarily to severance and other incremental costs associated with the consolidation and elimination of positions across the Company's ShopHQ segment. These initiatives were substantially completed as of January 30, 2021.

During fiscal 2019, the Company implemented numerous cost optimization initiatives to streamline the Company’s organizational structure, accelerate decentralized decision making, and realign its cost base with sales declines. As a result of the fiscal 2019 initiatives, the Company recorded restructuring charges of $9,166.

The following table summarizes the significant components and activity under the restructuring program for the years ended January 29, 2022 and January 30, 2021:

	Year Ended January 29, 2022
	Balance at			Balance at
	January 30, 2021	Charges	Cash Payments	January 29, 2022
Severance	$42	$634	$(119)	$557
Other incremental costs	5	—	(5)	—
	$47	$634	$(124)	$557

	Year Ended January 30, 2021
	Balance at			Balance at
	February 1, 2020	Charges	Cash Payments	January 30, 2021
Severance	$3,133	$642	$(3,733)	$42
Other incremental costs	127	73	(195)	5
	$3,260	$715	$(3,928)	$47

The liability for restructuring accruals is included in current accrued liabilities within the accompanying consolidated balance sheet.

(21) Executive and Management Transition Costs

On May 2, 2019, Robert J. Rosenblatt, the Company’s former Chief Executive Officer, was terminated from his position as an officer and employee of the Company and was entitled to receive the payments set forth in his employment agreement. The Company recorded charges to income totaling $1,922 as a result. Mr. Rosenblatt remained a member of the Company’s board of directors until October 1, 2019. On May 2, 2019, in accordance with the purchase agreement described in Note 10 – “Shareholders’ Equity,” the Company’s board of directors appointed Timothy A. Peterman to serve as Chief Executive Officer, effective immediately, and entered into an employment agreement with Mr. Peterman. In conjunction with these executive changes as well as other executive and management terminations made during fiscal 2019, the Company recorded charges to income totaling $2,741, which relate primarily to severance payments to be made as a result of the executive officer and other management terminations and other direct costs associated with the Company’s 2019 executive and management transition. As of January 30, 2021, $241 was accrued, with the related cash payments made through the second quarter of fiscal 2021. As of January 29, 2022, there were no remaining accrued termination or transition costs.

(22) Subsequent Events

On April 18, 2022, Company entered into a Securities Purchase Agreement (the “SPA”), by and between the Company and Growth Capital Partners, LLC (“GCP”), for the purchase and sale of an unsecured convertible promissory note (the “Note”) in the original aggregate principal amount of $10,600,000, convertible into shares of the Company’s common stock, $0.01 par value (“Common Stock”), in a private placement upon the terms and subject to the limitations and conditions set forth in the Note. The aggregate purchase price of the Note is $10,000,000, which reflects an original issue discount to GCP of $600,000.  Company filed an Form 8-K outlining the transaction on April 22, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 29, 2022, management conducted an evaluation, under the supervision and with the participation of our Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective as of January 29, 2022 due to material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In fiscal 2021, we became an accelerated filer and were required to obtain an attestation report over management’s assessment of its internal controls under Section 404(b) of the Sarbanes-Oxley Act of 2002.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

On November 5, 2021, we acquired 1-2-3.tv. Under the rules and regulations of the Securities and Exchange Commission, we have elected to exclude 1-2-3.tv from management’s assessment of the effectiveness of internal controls over financial reporting as of January 29, 2022. This acquisition constitutes 7.6% of net sales in the consolidated statements of income and 23.2% of total assets in the consolidated balance sheets as of and for the year ended January 29, 2022. In our Annual Report on Form 10-K for the year ending January 28, 2023, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting, inclusive of the acquisition of 1-2-3.tv.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management’s evaluation of the effectiveness of our internal control over financial reporting, our CEO and CFO concluded that as of January 29, 2022, the Company had deficiencies in the control environment, risk assessment, control activities, information and communication, and monitoring components of the COSO Framework that constitute material weaknesses, either individually or in the aggregate. As a result of the material weaknesses identified, we concluded that our internal control over financial reporting was not effective as of January 29, 2022.

These material weaknesses related to the following:

●	Control Environment – We did not maintain an effective control environment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, the closure of four acquisitions, the debt and equity offerings this year and the turnover of key members of management, resulted in a lack sufficient resources as well as trained resources with assigned responsibilities and accountability for the design and operation of internal control over financial reporting. The material weakness in the control environment led to additional material weaknesses in our system of internal control as described below.
●	Risk Assessment – We did not design and implement an effective risk assessment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the risk assessment component of the COSO framework.
●	Control Activities – We did not design and implement effective control activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.
●	Information & Communication – We did not consistently generate or provide adequate quality supporting information and communication based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the functions of internal control; and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

The following were contributing factors to the material weaknesses in information and communication:

o	Inadequate general information technology controls in the areas of access security and program change-management over certain information technology systems that support the Company’s financial reporting processes.
o	Inconsistent retention of documentation or analysis to provide underlying support and calculations related to reserve and accrual adjustments when recorded.
o	Insufficient processes in place to communicate required information to enable personnel to understand internal control responsibilities.
●	Monitoring – We did not design and implement effective monitoring activities based on the criteria established in the COSO framework to enable appropriate monitoring to determine whether the components of internal control are present and functioning as established by the COSO framework.

As a result of the material weaknesses, we have relied, in part, on the assistance of outside advisors with expertise in these matters to assist us in the preparation of our consolidated financial statements and in our compliance with SEC reporting obligations and expect to continue to do so while we remediate these material weaknesses.

The effectiveness of our internal control over financial reporting as of January 29, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal control environment.

Our management believes that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting.

Our remediation efforts are ongoing and additional remediation efforts may be necessary.  We will continue our initiatives to implement and document the strengthening of existing, and development of new policies, procedures, and internal controls.

During the fourth quarter of 2021 we initiated and will continue to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including engaging a professional services firm to review the Company’s Sarbanes-Oxley program and assist the Company’s management with its overall Company-wide risk assessment process and with selecting and developing control activities to contribute to the mitigation of risks and support achievement of objectives. In addition, the Company is in the process of evaluating the assignment of responsibilities, internal and external, associated with the performance of internal controls over financial reporting and will consider hiring additional resources, contracting external resources, or providing additional training to existing resources as appropriate.

In addition, we have created a process to identify and maintain the information required to support the functioning of internal controls over financial reporting and established and continued reinforcement of communicating protocols including required information and expectations to enable personnel to perform internal control responsibilities (e.g., formal training programs and corporate communications).

Management is committed to remediating its material weaknesses as promptly as possible and is in the process of implementing its remediation plan. We are still in the process of designing, implementing, documenting, and testing the effectiveness of these processes, procedures and controls.

The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

As we continue our evaluation and assess the effectiveness of our internal control over financial reporting going forward, management may modify the actions described above or identify and take additional measures to address control deficiencies. While we prioritize achieving the effectiveness of our internal control over financial reporting and disclosure controls, until our remediation efforts, including any additional measures management identifies as necessary, are complete and operate for a sufficient period of time, the material weaknesses described above will continue to exist and management will not be able to conclude that it is remediated.

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and management must apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

As mentioned above, on November 5, 2021, we acquired 1-2-3.tv. We continue to integrate the 1-2-3.tv business into our financial reporting controls and procedures and internal control over financial reporting, including integrating the information technology and data of 1-2-3.tv into our information technology infrastructure. With respect to the material weaknesses noted above, except for the acquisition of 1-2-3.tv, there has been no significant change in our internal control over financial reporting during the quarter ended January 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item with respect to our executive officers appears below and additional information with respect to our directors and our audit and other committees is incorporated herein by reference to the sections titled “Proposal 1 — Election of Directors,” “Information about our Executive Officers” and, as applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement we intend to file with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (the “Proxy Statement”).

Information about Our Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Timothy A. Peterman	55	Chief Executive Officer and Director
Jean-Guillaume Sabatier	52	Executive Vice President, Chief Commerce Officer
Montgomery Wageman	55	Senior Vice President, Chief Financial Officer

Timothy A. Peterman rejoined our company as Chief Executive Officer in May 2019 and has served as a member of the board since April 2020. He served as Interim Chief Financial Officer from January 2020 to June 2021. From March 2015 through April 2018, Mr. Peterman served as our Chief Financial Officer, and was promoted to Chief Operating Officer / Chief Financial Officer in June 2017. Prior to March 2015, Mr. Peterman served in various senior roles in leading interactive media companies including IAC/Interactive Corp (Nasdaq: IAC); Sinclair Broadcast Group (Nasdaq: SBGI), and the E.W Scripps Company (Nasdaq: SSP). Mr. Peterman began his career at KPMG in Chicago in 1989, is a CPA (inactive) and holds a BS in accounting from the University of Kentucky.

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

Montgomery Wageman has served as Senior Vice President, Chief Financial Officer since June 2021. Mr. Wageman had previously served as the Company’s Vice President, Corporate Controller June 2020. He served as Senior Director of Accounting, Tax and Treasury from July 2019 through June 2020 and Accounting Director from 2007 through July 2019. He had previously served in various senior-level accounting roles for the Company since 2000. Prior to joining the Company, he served in various roles at Fourth Shift Corporation and Viromed Laboratories, Inc. He began his career at Arthur Anderson in 1988. Mr. Wageman is a certified public accountant (inactive) and holds a BA in accounting from the College of St. Thomas in Minnesota.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at investors.imediabrands.com, under “Governance — Governance Documents — Business Ethics Policy.” In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at investors.imediabrands.com, under “Governance — Governance Documents — Code of Ethics Policy for Chief Executive and Senior Financial Officers.”

We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to the sections titled “Director Compensation for Fiscal 2021,” “Executive Compensation” and “Board of Directors and Corporate Governance” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated herein by reference to the sections titled “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to the sections titled “Certain Relationships and Transactions” and “Board of Directors and Corporate Governance” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated herein by reference to the section titled “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021
●	Consolidated Statements of Operations for the Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
●	Consolidated Statements of Shareholders’ Equity for the Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
●	Consolidated Statements of Cash Flows for the Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Fourth Amended and Restated Articles of Incorporation	Incorporated by reference
3.2	By-Laws of the Company (as amended through July 16, 2019)	Incorporated by reference
3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Minnesota	Incorporated by reference
4.1	Description of Capital Stock	Filed herewith
4.2	Shareholder Rights Plan, dated as of July 13, 2015, by and between the Registrant and Wells Fargo Bank, N.A., as rights agent	Incorporated by reference
4.3	Restricted Stock Award Agreement, dated November 23, 2018, in favor of Flageoli Classic Limited, LLC	Incorporated by reference
4.4	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (coverage)	Incorporated by reference
4.5	Form of Warrant under Common Stock and Warrant Purchase Agreement, dated April 14, 2020 by and between iMedia Brands, Inc. and the Purchasers listed therein (fully paid)	Incorporated by reference
4.6	Form of Restricted Stock Award Agreement with vendors	Incorporated by reference
4.7	Form of Restricted Stock Unit Award Agreement with vendors	Incorporated by reference
4.8	Form of Warrant, dated May 2, 2019	Incorporated by reference
4.9	Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference
4.10	First Supplemental Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference
4.11	Form of Global Note representing 8.50% Senior Unsecured Notes due 2026 (included as Exhibit A to the First Supplemental Indenture filed herewith as Exhibit 4.10)	Incorporated by reference
4.12	Form of Convertible Promissory Note dated April 18, 2022	Incorporated by reference

10.1	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference†
10.2	Form of Incentive Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.3	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.4	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.5	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.6	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference†
10.7	EVINE Live Inc. 2011 Omnibus Incentive Plan, as amended April 23, 2018	Incorporated by reference†
10.8	Form of Restricted Stock Unit Award Agreement under 2011 Omnibus Incentive Plan	Incorporated by reference†
10.9	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.10	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†

10.11	Form of Restricted Stock Award Agreement under the 2011 Omnibus Stock Plan	Incorporated by reference†
10.12	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.13	ValueVision Media, Inc. Executives’ Severance Benefit Plan	Incorporated by reference†
10.14	Evine Live Inc. Executives’ Severance Benefit Plan	Incorporated by reference†
10.15	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference†
10.16	iMedia Brands, Inc. Management Incentive Plan	Incorporated by reference†
10.17	Description of Director Compensation Program	Incorporated by reference †
10.18	Form of Non-Qualified Stock Option Agreement	Incorporated by reference†
10.19	Form of Performance Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.20	Form of Performance Share Unit Award Agreement pursuant to the 2011 Omnibus Incentive Plan	Incorporated by reference†
10.21	iMedia Brands, Inc. 2020 Equity Incentive Plan	Incorporated by reference†
10.22	Shareholder Agreement, dated as of April 29, 2016, between EVINE Live Inc., and NBCUniversal Media, LLC	Incorporated by reference†
10.23	Amended and Restated Registration Rights Agreement, dated February 25, 2009, among the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference
10.24	Amendment to the Amended and Restated Registration Rights Agreement, dated as of April 29, 2016, among the Registrant, ASF Radio, L.P., and NBCUniversal Media, LLC	Incorporated by reference
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

Incorporated by reference
10.57	Registration Rights Agreement, dated as of April 14, 2020, by and between iMedia Brands, Inc. and the Purchasers listed therein	Incorporated by reference
10.58	Limited Liability Company Agreement, dated February 5, 2021, among the Company, LAKR Ecomm Group LLC and TCO, LLC	Incorporated by reference
10.59	Contribution Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference
10.60	Shared Services Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference
10.61	Loan and Security Agreement, dated February 5, 2021, by and between the Company and TCO, LLC	Incorporated by reference
10.62	Demand Promissory Note, dated February 5, 2021, issued by the Company to TCO, LLC	Incorporated by reference
10.63	Restricted Stock Unit Award Agreement, dated June 9, 2021, by and between the Company and Invicta Watch Company of America, Inc.	Incorporated by reference
10.64	Restricted Stock Unit Award Agreement, dated June 9, 2021, by and between the Company and Famjams Trading LLC	Incorporated by reference
10.65	Confidential Vendor Exclusivity Agreement, dated June 9, 2021, by and between the Company and Invicta Watch Company of America, Inc.	Incorporated by reference
10.66	Confidential Vendor Exclusivity Agreement, dated June 9, 2021, by and between the Company and Famjams Trading LLC	Incorporated by reference
10.67	Stock Purchase Agreement, dated June 9, 2021, by and between the Company and ALCC, LLC	Incorporated by reference
10.68	Employment Offer Letter, dated June 16, 2021, by and between the Company and Montgomery Wageman	Incorporated by reference

10.69

Loan and Security Agreement, dated July 30, 2021, by and among the iMedia Brands, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, Siena Lending Group LLC and the other financial institutions party thereto from time to time, Siena Lending Group LLC, as agent, and VVI Fulfillment Center, Inc., EP Properties, LLC and Portal Acquisition Company, as guarantors

Incorporated by reference
10.70	Promissory Note Secured by Mortgages, dated July 30, 2021, by and among VVI Fulfilment Center, Inc. and EP Properties, LLC, as borrowers, and GreenLake Real Estate Finance LLC, as lender	Incorporated by reference
10.71

Form of Vendor Loan Agreement among SCUR-Alpha 1359 GmbH (to be renamed iMedia&1-2-3.tv Holding GmbH) (as borrower), iMedia Brands, Inc. and 1-2-3.tv GmbH (as guarantors) and Emotion Invest GmbH & Co. KG, BE Beteiligungen Fonds GmbH & Co. geschlossene Investmentkommanditgesellschaft and Iris Capital Fund II

Incorporated by reference
10.72

Loan and Security Agreement, dated July 30, 2021, by and among the iMedia Brands, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, Siena Lending Group LLC and the other financial institutions party thereto from time to time, Siena Lending Group LLC, as agent, and VVI Fulfillment Center, Inc., EP Properties, LLC and Portal Acquisition Company, as guarantors (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 5, 2021)

Incorporated by reference
10.73

First Amendment and Consent Agreement, dated as of September 20, 2021, by and among iMedia Brands, Inc., certain of its subsidiaries party thereto as borrowers, Siena Lending Group LLC, as agent, and VVI Fulfillment Center, Inc., EP Properties, LLC and Portal Acquisition Company, as guarantors

Incorporated by reference
10.74	Second Amendment and Consent to Loan and Security Agreement, dated December 27, 2021	Filed herewith
10.75	Third Amendment and Consent to Loan and Security Agreement, dated February 25, 2022	Filed herewith
10.76	Fourth Amendment and Consent to Loan and Security Agreement, dated April 18, 2022	Filed herewith
10.77	Securities Purchase Agreement, dated as of April 18, 2022	Incorporated by reference
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

Exhibit 104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed herewith

†	Management compensatory plan/arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section B or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2022.

iMedia Brands, Inc. (Registrant)

By:	/s/ TIMOTHY A. PETERMAN

Timothy A. Peterman
Chief Executive Officer

Each of the undersigned hereby appoints Timothy Peterman (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2022.

Name	Title
/s/ TIMOTHY A. PETERMAN	Chief Executive Officer and Director (principal executive officer)
Timothy A. Peterman

/s/ MONTGOMERY WAGEMAN	Senior Vice President and Chief Financial Officer
Montgomery Wageman	(principal financial and accounting officer)

/s/ LANDEL C. HOBBS	Chairman of the Board
Landel C. Hobbs

/s/ EYAL LALO	Vice Chairman of the Board
Eyal Lalo

/s/ MICHAEL FRIEDMAN	Director
Michael Friedman

/s/ JILL M. KRUEGER	Director
Jill M. Krueger

/s/ LISA A. LETIZIO	Director
Lisa A. Letizio

/s/ DARRYL C. PORTER	Director
Darryl C. Porter

/s/ AARON P. REITKOPF	Director
Aaron P. Reitkopf