Form 10-Q
period 2022-04-30
iMedia Brands, Inc.
filed 2022-06-09
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

952-943-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMBI	The Nasdaq Stock Market, LLC
8.5% Senior Unsecured Notes due 2026	IMBIL	The Nasdaq Stock Market, LLC

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

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ☑
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

As of June 2, 2022 there were 24,084,017 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

April 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

(Unaudited)

	April 30,	January 29,
	2022	2022
ASSETS
Current assets:
Cash	$12,049	$11,295
Restricted Cash	1,893	1,893
Accounts receivable, net	76,166	78,947
Inventories	115,300	116,256
Current portion of television broadcast rights, net	24,723	27,521
Prepaid expenses and other	21,484	18,340
Total current assets	251,615	254,252
Property and equipment, net	47,405	48,225
Television broadcast rights, net	69,698	74,821
Goodwill	93,158	99,050
Intangible assets, net	28,725	27,940
Other assets	17,457	18,359
TOTAL ASSETS	$508,058	$522,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,666	$89,046
Accrued liabilities	43,575	44,388
Current portion of television broadcast rights obligations	31,868	31,921
Current portion of long-term debt	24,095	14,031
Current portion of operating lease liabilities	1,764	2,331
Deferred revenue	1,593	427
Total current liabilities	188,561	182,144
Long-term broadcast rights obligations	77,114	81,268
Long-term debt, net	175,546	176,432
Long-term operating lease liabilities	4,877	5,169
Deferred tax liability	5,484	5,285
Other long-term liabilities	2,827	2,986
Total liabilities	454,409	453,284
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 29,600,000 shares authorized as of April 30, 2022 and January 29, 2022; 21,804,017 and 21,571,387 shares issued and outstanding as of April 30, 2022 and January 29, 2022	218	216
Additional paid-in capital	539,400	538,627
Accumulated deficit	(481,359)	(469,463)
Accumulated other comprehensive loss	(6,703)	(2,428)
Total shareholders’ equity	51,556	66,951
Equity of the non-controlling interest	2,093	2,412
Total equity	53,649	69,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$508,058	$522,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net sales	$154,544	$113,203
Cost of sales	93,207	67,196
Gross profit	61,337	46,007
Operating expense:
Distribution and selling	43,149	34,247
General and administrative	13,650	6,436
Depreciation and amortization	10,893	7,375
Restructuring costs	157	—
Total operating expense	67,850	48,058
Operating loss	(6,513)	(2,051)
Other income (expense):
Interest income and other	168	1
Interest expense	(5,854)	(1,313)
Total other expense, net	(5,686)	(1,312)
Loss before income taxes	(12,198)	(3,363)
Income tax provision	(16)	(15)
Net loss	$(12,215)	$(3,378)
Less: Net loss attributable to non-controlling interest	(319)	(150)
Net loss attributable to shareholders	(11,896)	(3,228)
Net loss per common share	$(0.55)	$(0.21)
Net loss per common share — assuming dilution	$(0.55)	$(0.21)
Weighted average number of common shares outstanding:
Basic	21,742,286	15,517,454
Diluted	21,742,286	15,517,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net loss	$(12,215)	$(3,378)
Other comprehensive loss:
Foreign currency translation adjustments	(4,275)	—
Total other comprehensive loss	(4,275)	—

Comprehensive loss	(16,490)	(3,378)
Comprehensive loss attributable to non-controlling interest	(319)	(150)
Comprehensive loss attributable to shareholders	$(16,171)	$(3,228)

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)

(Unaudited)

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
Three Months Ended April 30, 2022	of Shares	Par Value	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCE, January 29, 2022	21,571,387	$216	$538,627	$(469,463)	$(2,428)	$2,412	$69,363
Net loss	—	—	—	(11,896)	—	(319)	(12,215)
Common stock issuances pursuant to equity compensation awards	232,630	2	(212)	—	—	—	(210)
Share-based payment compensation	—	—	985	—	—	—	985
Change in cumulative translation adjustment	—	—	—	—	(4,275)	—	(4,275)
BALANCE, April 30, 2022	21,804,017	$218	$539,400	$(481,359)	$(6,703)	$2,093	$53,649

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
Three Months Ended May 1, 2021	of Shares	Par Value	Capital	Deficit	Income (loss)	Interest	Equity
BALANCE, January 30, 2021	13,019,061	$130	$474,375	$(447,455)	$—	$—	$27,050
Net loss	—	—	—	(3,228)	—	(150)	(3,378)
Common stock issuances pursuant to equity compensation awards	76,341	1	(262)	—	—	—	(261)
Share-based payment compensation	—	—	668	—	—	—	668
Common stock and warrant issuance	3,289,000	33	21,191	—	—	—	21,224
Investment of non-controlling interest	—	—	—	—	—	3,430	3,430
BALANCE, May 1, 2021	16,384,402	$164	$495,972	$(450,683)	$—	$3,280	$48,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(12,215)	$(3,378)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,731	8,317
Share-based payment compensation	985	668
Payments for television broadcast rights	(5,524)	(6,219)
Amortization of deferred financing costs	727	46
Changes in operating assets and liabilities:
Accounts receivable, net	2,781	6,050
Inventories	956	(517)
Deferred revenue	1,166	149
Prepaid expenses and other	(2,610)	(3,639)
Accounts payable and accrued liabilities	(4,693)	(16,694)
Net cash used for operating activities	(6,696)	(15,217)
INVESTING ACTIVITIES:
Property and equipment additions	(2,125)	(2,078)
Acquisitions	—	(3,500)
Net cash used for investing activities	(2,125)	(5,578)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	933	—
Proceeds from issuance of common stock and warrants	—	21,224
Proceeds from issuance of term loan	9,980	—
Payments on term loan	—	(678)
Payments on seller notes	(1,000)	—
Payments on finance leases	—	(28)
Payments for restricted stock issuance	(210)	(262)
Payments for deferred financing costs	(127)	—
Net cash provided by financing activities	9,576	20,256
Net increase (decrease) in cash and restricted cash	755	(539)
Effect of exchange rate changes on cash	(1)	—
BEGINNING CASH AND RESTRICTED CASH	13,188	15,485
ENDING CASH AND RESTRICTED CASH	$13,942	$14,946
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,221	$1,267
Income taxes paid	$4	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$527	$447
Deferred financing costs included in accrued liabilities	$100	$-
Common stock issuance costs included in accrued liabilities	$-	$259

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share information)

April 30, 2022

(Unaudited)

(1)   General

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

During the fourth quarter of fiscal 2021, the Company began reporting based on three reportable segments:

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

The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation. See Note 10 – “Business Segments.”

(2)    Basis of Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 29, 2022 has been derived from the Company’s audited financial statements for the fiscal year ended January 29, 2022. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for fiscal year ended 2021. Operating results for the three-month period ended April 30, 2022 are not necessarily indicative of the results that may be expected for fiscal year ending January 28, 2023.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2021, ended on January 29, 2022, and consisted of 52 weeks. Fiscal 2022 will end January 28, 2023 and will contain 52 weeks. The three-month periods ended April 30, 2022 and May 1, 2021 consisted of 13 weeks.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. The Company has not adopted any of the optional expedients or exceptions through April 30, 2022, but the Company will continue to evaluate the possible adoption of any such expedients or exceptions and does not expect such adoption to have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. The guidance in ASU 2020-06 simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 30, 2022 using the modified retrospective approach. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. This ASU is effective for the Company on January 29, 2023, with early adoption permitted, and shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company is evaluating the effect that the implementation of this standard may have on the Company's condensed consolidated financial statements, but does not currently expect the impact to be material.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance to increase the transparency of government assistance transactions with business entities that are accounted for by applying a grant or contribution accounting model. This ASU is effective for the Company's annual financial statements to be issued for the year ended January 28, 2023, with early adoption permitted. The Company expects to adopt this new accounting standard in its Annual Report on Form 10-K for the year ended January 28, 2023, and does not expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

(3)   Revenue

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

The Company’s merchandise is generally sold with a right of return for up to a certain number of days after the merchandise is shipped and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Merchandise returns and other credits including the provision for returns are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. As of April 30, 2022 and January 29, 2022, the Company recorded a merchandise return liability of $6,253 and $8,126, included in accrued liabilities, and a right of return asset of $2,709 and $3,770, included in Prepaid Expenses and Other.

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by segment and significant product group is provided in Note 10 – “Business Segments and Sales by Product Group.”

As of April 30, 2022, approximately $248 is expected to be recognized from remaining performance obligations over the next 12 months. The Company has applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. There was no revenue recognized over time for the three-month periods ended April 30, 2022 and May 1, 2021.

Accounts Receivable

For its entertainment and consumer brands segments, the Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. Payment is generally required within 30 to 60 days from the purchase date. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise and service sales, receivables from credit card companies, and amounts due from vendors for unsold and returned products and are reflected net of reserves for estimated uncollectible amounts. The Company records accounts receivable at the invoiced amount and does not charge interest on past due invoices. A provision for ValuePay bad debts is provided as a percentage of ValuePay receivables in the period of sale and is based on historical experience and the Company’s judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. As of April 30, 2022 and January 29, 2022, the Company had approximately $39,615 and $47,008 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $2,950 and $3,019.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

The carrying amount of the Siena revolving loan approximate its fair values as its variable interest rates are based on prevailing market rates, which are a Level 2 input. The carrying amounts of the GreenLake Real Estate financing term loan, GCP note, and seller notes reasonably approximate their fair values because their interest rates are similar to market rates for similar instruments, which are Level 2 inputs.

The Company’s financial instruments are listed with their fair values below as of April 30, 2022 and January 29, 2022:

		Fair Value Measurements at April 30, 2022
		Total	Level 1	Level 2	Level 3
Liabilities:
	Siena revolving loan	$61,149	$—	$61,149	$—
	8.5% Senior unsecured notes (IMBIL)	61,632	61,632	—	—
	GreenLake Real Estate financing term loan	28,500	—	28,500	—
	Seller notes	27,234	—	27,234	—
	GCP note	10,600	—	10,600	—

		Fair Value Measurements at January 29, 2022
		Total	Level 1	Level 2	Level 3
Liabilities:
	Siena revolving loan	$60,216	$—	$60,216	$—
	8.5% Senior unsecured notes (IMBIL)	70,176	70,176	—	—
	GreenLake Real Estate Financing term loan	28,500	—	28,500	—
	Seller notes	29,354	—	29,354	—

The Company had no Level 3 investments that use significant unobservable inputs as of April 30, 2022 and January 29, 2022.

(5)    Television Broadcast Rights

Television broadcast rights in the accompanying condensed consolidated balance sheets consisted of the following:

	April 30, 2022	January 29, 2022
Television broadcast rights	$146,200	$146,200
Less accumulated amortization	(51,779)	(43,858)
Television broadcast rights, net	$94,421	$102,342

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

During fiscal 2021, the Company entered into certain affiliation agreements with television service providers for carriage of its television programming over their systems, including channel placement rights, which ensure the Company keeps its channel position on the service provider’s channel line-up during the term. The Company recorded additional television broadcast rights of $0 and $102,545 during the first three months of fiscal year 2022 and full year 2021, which represent the present value of payments for the television broadcast rights associated with the channel position placement. Television broadcast rights are amortized on a straight-line basis over the lives of the individual agreements. The remaining weighted average lives of the television broadcast rights was 4.2 years as of April 30, 2022. Amortization expense related to the television broadcast rights was $7,922 for the three-month period ended April 30, 2022 and $5,200 for the three-month period ended May 1, 2021 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated future broadcast rights amortization expense is $19,600 for fiscal 2022, $20,493 for fiscal 2023, $20,493 for fiscal 2024, $20,493 for fiscal 2025, $13,342 for fiscal 2026 and $0 thereafter. The liability relating to the television broadcast rights was $108,983 as of April 30, 2022, of which $31,868 was classified as current in the accompanying condensed consolidated balance sheets. During the first three months of fiscal 2022, the Company made scheduled payments on the liability of $5,524. Interest expense related to the television broadcast rights obligation was $1,319 during the three-month period ended April 30, 2022 and $503 during the three-month period ended May 1, 2021.

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

(6)    Goodwill and Intangible Assets

Goodwill

The following table presents the changes in goodwill during the three months ended April 30, 2022:

Balance, January 29, 2022	$99,050
Acquisition valuation adjustment	(2,365)
Foreign currency translation adjustment	(3,527)
Balance, April 30, 2022	$93,158

The acquisition valuation adjustment made to goodwill in the first quarter of 2022 related primarily to a purchase price reallocation made after the Company performed additional analysis and assessments regarding the allocation of the 1-2-3.tv Group purchase price.  See Note 15 – “Business Acquisitions.”

Finite-lived Intangible Assets

Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

		April 30, 2022			January 29, 2022
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Trademarks and Trade Names	15	$15,888	$(816)	$15,072	$14,462	$(451)	$14,011
Technology	4-9	7,657	(1,034)	6,623	6,524	(752)	5,772
Customer Lists and Relationships	3-14	7,719	(766)	6,953	8,689	(619)	8,070
Vendor Exclusivity	5	193	(116)	77	193	(106)	87
Total finite-lived intangible assets		$31,457	$(2,732)	$28,725	$29,868	$(1,928)	$27,940

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Intangible assets, net in the accompanying balance sheets consist of trade names, technology, customer lists and a vendor exclusivity agreement primarily related to the various acquisitions the Company completed in fiscal 2021 and 2019. Amortization expense related to the finite-lived intangible assets was $804 and $104 for the three-month periods ended April 30, 2022 and May 1, 2021. Estimated future amortization expense is $2,363 for fiscal 2022, $3,094 for fiscal 2023, $2,898 for fiscal 2024, $2,714 for fiscal 2025, and $2,241 for fiscal 2026 and $15,415 thereafter.

(7)   Credit Agreements

The Company’s long-term credit facilities consist of:

	April 30, 2022	January 29, 2022
Siena revolving loan due July 31, 2024, principal amount	$61,149	$60,216
8.5% Senior Unsecured Notes, due 2026, principal amount	80,000	80,000
GreenLake Real Estate Financing term loan due July 31, 2024, principal amount	28,500	28,500
Seller notes:
Seller note due in annual installments, maturing in November 2023, principal amount	18,990	20,062
Seller note due in quarterly installments, maturing in December 2023, principal amount	7,000	8,000
Total seller notes	25,990	28,062
GCP promissory note	10,600	—
Total debt	206,239	196,778
Less: unamortized debt issuance costs	(7,241)	(7,607)
Less: unamortized debt discount	(600)	—
Plus: unamortized debt premium	1,244	1,292
Total carrying amount of debt	199,641	190,463
Less: current portion of long-term debt	(24,095)	(14,031)
Long-term debt, net	$175,546	$176,432

GCP Promissory Note with Share Redemption Option

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”), by and between the Company and Growth Capital Partners, LLC (“GCP”), for the purchase and sale of an unsecured promissory note (the “Promissory Note”) in the original aggregate principal amount of $10,600, which may, at the Company’s discretion, be settled in cash or at a premium into shares of the Company’s common stock, $0.01 par value (“Common Stock”), in a private placement upon the terms and subject to the limitations and conditions set forth in the Promissory Note. The aggregate purchase price of the Promissory Note was $10,000, which reflects an original issue discount of $600. On May 17, 2022, the Company paid off $7,500 of the Note. Additional information contained in Note 16 – “Subsequent Events.”

The Promissory Note accrues interest at 7% per annum, unless an Event of Default has occurred and is continuing, at which time at the election of the GCP, interest would accrued at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Promissory Note matures on May 18, 2023. Beginning six months after the purchase date, GCP has the right, exercisable at any time in its sole and absolute discretion, to redeem all or any portion of the Promissory Note, subject to a maximum monthly redemption amount of $1,500. As such, the entirety of the Promissory Note is included in the Current portion of long-term debt line item of the accompanying financial statements.

Interest expense recorded under the Note was $27 for the three-month period ended April 30, 2022.

Debt discount and issuance costs, net of amortization, relating to the Promissory Note were $720 and $0 as of April 30, 2022, and January 29, 2022, respectively and are included as a direct reduction to the Promissory Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the 13 month term of the Promissory Note at an effective interest rate of 13.3%.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

8.50% Senior Unsecured Notes

On September 28, 2021, the Company completed and closed on its $80,000 offering of 8.50% Senior Unsecured Notes due 2026 (the “Notes”) and issued the Notes. The Company received related net proceeds of $73,700 after deducting the underwriting discount and estimated offering expenses payable by the Company (including fees and reimbursements to the underwriters). The Notes were issued under an indenture, dated September 28, 2021 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated September 28, 2021 (the “Supplemental Indenture,” and the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), between the Company and the Trustee. The Notes were denominated in denominations of $25.00 and integral multiples of $25.00 in excess thereof.

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

The Company used all of the net proceeds from the offering to fund its closing cash payment in connection with the acquisition of 123tv Invest GmbH and 123tv Holding GmbH, and any remaining proceeds for working capital and general corporate purposes, which may include payments related to the acquisition.

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

Interest expense recorded under the 8.50% Senior Unsecured Notes was $2,037 for the three-month period ended April 30, 2022 and $0 for the three-month period ended May 1, 2021.

Debt issuance costs, net of amortization, relating to the revolving line of credit were $5,608 and $5,925 as of April 30, 2022, and January 29, 2022, respectively and are included as a direct reduction to the 8.50% Senior Unsecured Notes liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the five-year term of the 8.50% Senior Unsecured Notes at an effective interest rate of 10.1%.

Siena Credit Facility

On July 30, 2021, the Company and certain of its subsidiaries, as borrowers, entered into a loan and security agreement (as amended through April 18, 2022, the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80,000 revolving line of credit. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owing to PNC

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets and the assets of its subsidiaries as further described in the Loan Agreement.

On April 18, 2022, the parties to the Loan and Security Agreement entered into a Fourth Amendment to the Loan Agreement (the “Fourth Amendment”), which revised the agreement to consent to enter into a Securities Purchase Agreement and sell to Investor a convertible promissory note.

On May 6, 2022, the parties to the Loan and Security Agreement entered into a Fifth Amendment to the Loan Agreement (the “Fifth Amendment”), which revised the agreement to request that Agent and Lenders agree to join Portal as a new borrower (the “New Borrower”) under the Loan Agreement and amend the terms and conditions set forth in the Loan Agreement. Additional information contained in Note 16 – “ Subsequent  Events”.

On May 27, 2022, the parties to the Loan and Security Agreement entered into a Sixth Amendment to the Loan Agreement (the “Sixth Amendment”), which revised the agreement to consent to the repayment of the short term loan advanced by 1-2-3.TV GmbH in the amount of $1,500. The Sixth Amendment also amended the required Minimum Liquidity and Senior Debt Leverage Ratio and amended the terms and conditions set forth in the Loan Agreement. Additional information contained in Note 16 – “Subsequent Events”.

Subject to certain conditions, borrowings under the Loan Agreement bear interest at 4.50% plus the London interbank offered rate for deposits in dollars (“LIBOR”) for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. There is a floor for LIBOR of 0.50%. As of the Sixth Amendment, the LIBOR has been replaced with the SOFR.

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

As of April 30, 2022, the Company had total borrowings of $61,149 under its revolving line of credit with Siena. Remaining available capacity under the revolving line of credit as of April 30, 2022 was approximately $4,054, which provided liquidity for working capital and general corporate purposes. As of April 30, 2022, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

Interest expense recorded under the Siena Credit Facility was $1,030 for the three-month period ended April 30, 2022 and $0 for the three-month period ended May 1, 2021.

Deferred financing costs, net of amortization, relating to the revolving line of credit were $2,303 and $2,411 as of April 30, 2022 and January 29, 2022 and are included within other assets within the accompanying condensed consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the Siena Loan Agreement.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

As of April 30, 2022, there was $28,500 outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

Interest expense recorded under the GreenLake Note was $889 for the three-month period ended April 30, 2022 and $0 for the three-month period ended May 1, 2021.

Debt issuance costs, net of amortization, relating to the GreenLake Note were $1,513 and $1,682 as of April 30, 2022, and January 29, 2022, respectively and are included as direct reductions to the GreenLake Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the GreenLake Note at an effective interest rate of 12.4%.

Seller Notes

On November 5, 2021 the Company issued a $20,800 seller note as a component of consideration for the acquisition of 1-2-3.tv. The seller note is payable annually in two equal installments in November 2022 and November 2023. The seller note bears interest at a rate of 8.50%. $18,990 is outstanding as of April 30, 2022. Interest expense recorded under the seller note was $418 for the three months ended April 30, 2022.

On July 30, 2021, the Company issued a $10,000 seller note as a component of consideration for the acquisition of Synacor’s Portal and Advertising business. The seller note is payable in $1,000 quarterly installments, maturing on December 31, 2023. The seller note bears interest at rates between 6% and 11% depending upon the period outstanding. $7,000 is outstanding as of April 30, 2022. Interest expense recorded under the seller note was $114 for the three months ended April 30, 2022.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Maturities

The aggregate maturities of borrowings outstanding under the Company’s long-term debt obligations as of April 30, 2022 were as follows:

		GreenLake Real
	Seller	Estate Financing	Siena	8.5% Senior	GCP
Fiscal year	Notes	Term Loan	Revolving Loan	Unsecured Notes	Note	Total
2022	$12,495	$—	$—	$—	$10,600	$23,095
2023	13,495	—	—	—	—	13,495
2024	—	28,500	61,149	—	—	89,649
2025	—	—	—	—	—	—
2026	—	—	—	80,000	—	80,000
Total amount due	$25,990	$28,500	$61,149	$80,000	$10,600	$206,239

Less: unamortized debt issuance costs	—	(1,513)	—	(5,608)	(720)	(7,841)
Plus: unamortized debt premium	1,244	—	—	—	—	1,244
Total carrying amount of debt	$27,234	$26,987	$61,149	$74,392	$9,880	$199,641

Restricted Cash

The Company is required to keep cash in a restricted account in order to secure letters of credit to purchase inventory as well as to secure the Company’s corporate purchasing card program. Any interest income earned is recorded in that period. The Company had $1,893 in restricted cash accounts as of April 30, 2022 and January 29, 2022.

(8)   Shareholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 30,000,000 shares of capital stock, of which 400,000 is designated as Series A Junior Participating Cumulative Preferred Stock, and 29,600,000 shares of common stock. As of April 30, 2022, no shares of preferred stock were issued or outstanding and 21,804,017 shares of common stock were issued and outstanding. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Company’s Siena Loan Agreement.

Public Offerings

On June 9, 2021, the Company completed a public offering, in which the Company issued and sold 4,830,918 shares of our common stock at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $39,955. The Company used the proceeds for general working capital purposes and to partially fund the acquisition of Synacor’s Ad and Portal business.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of the Company’s largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and the Company’s long-time vendor. IWCA is owned by the Company’s Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as a director of the Company. A description of the relationship between the Company, IWCA and Sterling Time is contained in Note 13 - “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is the Company’s largest shareholder.

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

Warrants

As of April 30, 2022, the Company had outstanding warrants to purchase 1,329,188 shares of the Company’s common stock, of which 1,329,188 were fully exercisable. The warrants expire approximately five years from the date of grant. The following table summarizes information regarding warrants outstanding at April 30, 2022:

	Warrants	Warrants	Exercise Price
Grant Date	Outstanding	Exercisable	(Per Share)	Expiration Date
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	367,197	$2.66	April 14, 2025
May 22, 2020	122,398	122,398	$2.66	April 14, 2025
June 8, 2020	122,399	122,399	$2.66	April 14, 2025
June 12, 2020	122,398	122,398	$2.66	April 14, 2025
July 11, 2020	244,798	244,798	$2.66	April 14, 2025

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

Compensation expense relating to the restricted stock unit grant was $216 for the first quarters of fiscal 2022 and fiscal 2021, respectively. As of April 30, 2022 there was $649 of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 0.75 years.

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

Stock-Based Compensation - Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $57 and $19 for the first quarters of fiscal 2022 and fiscal 2021. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

Fiscal 2022
Expected volatility:	83%
Expected term (in years):	6 years
Risk-free interest rate:	2.4%

A summary of the status of the Company’s stock options outstanding as of April 30, 2022 and changes during the three months then ended is as follows:

	2020 Plan		2011 Plan		2004 Plan
	Option	Weighted Average	Option	Weighted Average	Option	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance outstanding, January 29, 2022	147,500	$7.33	25,700	$10.04	3,000	$53.49
Granted	20,500	$5.92	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(19,500)	$6.80	(6,500)	$11.34	—	$—
Balance outstanding, April 30, 2022	148,500	$7.20	19,200	$9.60	3,000	$54.70
Options exercisable at April 30, 2022	15,000	$8.72	16,300	$10.49	3,000	$54.70

The following table summarizes information regarding stock options outstanding as of April 30, 2022:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
Option Type	Shares	Price	Life (Years)	Value	Shares	Price	Life (Years)	Value
2020 Plan	148,500	$7.20	9.3	$—	130,800	$7.22	9.3	$—
2011 Plan	19,200	$9.60	5.8	$—	18,700	$9.75	5.7	$—
2004 Plan	3,000	$54.70	1.9	$—	3,000	$54.70	1.9	$—

The weighted average grant-date fair value of options granted in the first quarter of fiscal 2022 was $4.20. The total intrinsic value of options exercised during the first quarter of fiscal 2022 and fiscal 2021 was $0. As of April 30, 2022, total unrecognized compensation cost related to stock options was $470 and was expected to be recognized over a weighted average period of approximately 2.25 years.

Stock-Based Compensation - Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $411 and $280 for the first quarters of fiscal 2022 and fiscal 2021. As of April 30, 2022, there was $3,749 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.43 years. The total fair value of restricted stock units vested during the first three months of fiscal 2022 and fiscal 2021 was $596 and $579. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

The Company has granted time-based restricted stock units to certain key employees as part of the Company’s long-term incentive program. The restricted stock units generally vest in three equal annual installments beginning one year from the grant date and are

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of April 30, 2022 and changes during the three-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, January 29, 2022	57,800	$3.47	1,031,300	$7.46	222,900	$4.13	1,312,000	$6.72
Granted	—	$—	497,600	$5.92	36,400	$1.69	534,000	$5.63
Vested	—	$—	(263,800)	$5.64	—	$—	(263,800)	$5.64
Forfeited	—	$—	(58,600)	$5.17	—	$—	(58,600)	$5.17
Expired	(12,500)	$5.07	—	$—	—	$—	(12,500)	$5.07
Non-vested outstanding, April 30, 2022	45,300	$3.02	1,206,500	$7.33	259,300	$3.79	1,511,100	$6.60

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	Three Months Ended
	April 30,	May 1,
	2022	2021
Numerator:
Net loss attributable to shareholders	$(11,896)	$(3,228)
Earnings allocated to participating share awards	—	—
Net loss attributable to common shares — Basic and diluted	$(11,896)	$(3,228)
Denominator:
Weighted average number of common shares outstanding — Basic (a)	21,742,286	15,517,454
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—
Weighted average number of common shares outstanding — Diluted	21,742,286	15,517,454
Net loss per common share	$(0.55)	$(0.21)
Net loss per common share — assuming dilution	$(0.55)	$(0.21)
(a)	For the three-month period ended May 1, 2021, the basic earnings per share computation included 21,000 outstanding fully-paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share.
(b)	For the three-month periods ended April 30, 2022 and May 1, 2021 there were 449,290 and 650,000 incremental in-the-money potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

(10)   Business Segments and Sales by Product Group

During fiscal 2021, the Company changed its reportable segments into three reporting segments: entertainment, consumer brands and media commerce services. The Company’s Chief Executive Officer began reviewing operating results of the three segments: entertainment, consumer brands and media commerce services in the fourth quarter of fiscal 2021. These segments reflect the way the senior management and the Company’s chief operating decision makers evaluate the Company’s business performance and manages its operations. The corresponding current and prior period segment disclosures have been recast to reflect the current segment presentation.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

The Company does not allocate assets between the segments for its internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the first three months of fiscal 2022 and fiscal 2021. The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to its operating segments based on their estimated usage and based on how the Company manages the business.

Net Sales by Segment and Significant Product Groups

	Three Months Ended
	April 30,	May 1,
	2022	2021
Entertainment:
Jewelry & Watches	$49,209	$43,396
Health, Beauty & Wellness	25,785	25,097
Home	22,213	12,817
Fashion & Accessories	20,252	13,686
Other (primarily shipping & handling revenue)	13,115	11,465
Total entertainment revenues	$130,574	$106,461
Consumer Brands:
Fashion & Accessories	$10,898	$4,194
Home	1,349	850
Jewelry & Watches	140	137
Other (primarily shipping & handling revenue)	312	(78)
Total consumer brand revenues	$12,699	$5,103
Media Commerce Services:
Advertising & Search	10,761	—
OTT & Other	511	1,639
Total media commerce services revenues	$11,272	$1,639

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Performance Measures by Segment

			Media
		Consumer	Commerce
	Entertainment	Brands	Services	Consolidated
Three Months Ended April 30, 2022:
Net Sales	$130,574	$12,699	$11,272	$154,544
Gross Margin	52,238	5,831	3,268	61,337
Operating Income (loss)	(9,173)	1,826	834	(6,513)

Three Months Ended May 1, 2021:
Net Sales	$106,461	$5,103	$1,639	$113,203
Gross Margin	42,964	2,304	740	46,007
Operating Income (loss)	(1,502)	(680)	131	(2,051)

(11)   Income Taxes

As of January 29, 2022, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $389,000 which may be available to offset future taxable income. The Company’s federal NOLs generated prior to 2018 expire in varying amounts each year from 2023 through 2037 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. The Company’s federal NOLs generated in 2018 and after can be carried forward indefinitely.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

(12)  Litigation

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

(13)   Related Party Transactions

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

The Company also agreed, pursuant to the Famjams Agreement, to deliver a cash deposit of $0 to Famjams to be used as working capital by Famjams. This deposit will bear interest in the amount of 5% per annum and will become due and payable in full at the end of the term of the Famjams Agreement, or if the Famjams Agreement is extended for a five-year period, at the end of such renewal period. In the event of a default, the Company agreed that the intellectual property and trademarks associated with the Famjams products subject to the Famjams Agreement pledged as collateral fully satisfies any due and owing working capital amount owed by Famjams to the Company. Famjams is an affiliate of Michael Friedman, a director of the Company.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold shares of the Company’s common stock and issued warrants to purchase shares of the Company’s common stock in a private placement. Details of the common stock and warrant purchase agreement are described in Note 8 - "Shareholders’ Equity." The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC purchased 734,394 shares of the Company’s common stock and a warrant to purchase 367,196 shares of the Company’s common stock for an aggregate purchase price of $1,500. Michael and Leah Friedman purchased 727,022 shares of the Company’s common stock and a warrant to purchase 367,196 shares of the Company’s common stock for an aggregate purchase price of $1,500. Pursuant to the agreement, Sterling Time has standard payment terms with 90-day aging from receipt date for all purchase orders. If the Company’s accounts payable balance to Sterling Time exceeds (a)  $3,000 in any given week during the Company’s first three fiscal quarters through May 31, 2022 or (b)  $4,000 in any given week during the Company’s fourth fiscal quarters of fiscal 2020 and fiscal 2021, the Company will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. Following May 31, 2022, the Company’s payment terms revert back to standard 90-day aging terms as previously described.

On August 28, 2020, Invicta Media Investments, LLC purchased 256,000 shares of the Company’s common stock pursuant to the Company’s public equity offering.

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $8,819 and $14,600 during the first three months of fiscal 2022 and fiscal 2021. As of April 30, 2022 and January 29, 2022, the Company had a net trade receivable balance owed by Sterling Time of $4,239 and $1,356.

Transactions with Retailing Enterprises

As of April 30, 2022 and January 29, 2022, the Company had a net trade receivable balance owed by Retailing Enterprises, LLC of $251 relating to warehouse services provided by the Company. As of April 30, 2022 and January 29, 2022, the Company accrued commissions of $43 and $225 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $7,375 and $8,700 during the three months of 2022 and 2021. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $0 and $4 during the three months of 2022 and 2021. As of April 30, 2022 and January 29, 2022, the Company had a net trade receivable balance owed by Famjams Trading of $4,757 and $4,974.

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $95 and $197 during the first three months of fiscal 2022 and 2021. As of April 30, 2022 and January 29, 2022, the Company had a net trade payable balance owed to TWI Watches of $178 and $151.

Transactions with The Hub Marketing Services, LLC

The Company received marketing services from The Hub Marketing Services, LLC, an affiliate of Mr. Lalo, in the aggregate amount of $120 and $380 during the first three months of fiscal 2022 and fiscal 2021. As of April 30, 2022 and January 29, 2022, the Company had a net trade payable balance owed to The Hub Marketing Services, LLC of $160 and $0.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

(14)  Restructuring Costs

During the first quarter of fiscal 2022, the Company implemented an additional cost optimization initiative. As a result of the first quarter fiscal 2022 cost optimization initiative, the Company recorded restructuring charges of $157 for the three-month period ended April 30, 2022, which relate primarily to severance associated with the additional consolidation and elimination of positions across the Company’s Entertainment segment. These initiatives were substantially complete as of April 30, 2022.

The following table summarizes the significant components and activity under the restructuring program for the three-month period ended April 30, 2022:

	Balance at			Balance at
	January 29, 2022	Charges	Cash Payments	April 30, 2022
Severance	$557	$157	$(367)	$347
	$557	$157	$(367)	$347

The liability for restructuring accruals is included in accrued liabilities within the accompanying condensed consolidated balance sheets.

(15)  Business Acquisitions

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Based on the preliminary valuation, the total consideration of $103,621 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Cash and cash equivalents	$2,117
Accounts receivable, net	7,773
Inventory	18,815
Prepaid expenses	2,002
Fixed assets	5,093
Goodwill	70,634
Identifiable intangible assets acquired:
Developed technology	5,200
Customer lists and relationships	2,310
Trademarks and trade names	15,368
Liabilities assumed	(25,691)
Total consideration	$103,621

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Goodwill amounted to $70,634, including assembled workforce.

During the first quarter ended April 30, 2022, the Company made certain adjustments to the preliminary price allocation made as of January 29, 2022 to better reflect the price allocated to goodwill and the identifiable intangible assets acquired. The Company determined these adjustments after additional analysis and assessment of the valuation methodologies. The current purchase price allocation may still be adjusted, as necessary, up to one year after the acquisition closing date if management obtains additional information regarding asset valuations and liabilities assumed.

The Purchase Agreement provides that the Sellers may receive additional consideration from the Subsidiary, if earned, in the form of earn-out payments in the amount of up to EUR 14,000 ($16,177 based on the November 5, 2021 exchange rate) based on revenues of the 1-2-3.tv Group during 2022, and up to an additional EUR 14,000 per year for 2023 and 2024 based on revenues of the 1-2-3.tv Group during each of 2023 and 2024, with the ability of the Sellers to earn amounts in excess of the EUR 14,000 in 2023 and 2024 in the event the maximum earn-out payments are not earned in either 2022 or 2023, respectively; provided, that in no event shall the total earn-out amount exceed EUR 42,000 ($48,531 based on the November 5, 2021 exchange rate). The Company has agreed to guarantee all obligations of the Subsidiary under the Purchase Agreement and the Vendor Loan. As of November 5, 2021, the fair value of the earn-out payment amounted to EUR 2,680 ($3,097 based on November 5, 2021 exchange rate). As of April 30, 2022, the recorded value of the earn-out payments was EUR 2,680 ($2,987 based on the April 30, 2022 exchange rate).

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

Unaudited Supplemental Pro Forma Information

With significant operations in Europe, 1-2-3.tv had sales of approximately $51,161 for the three months ended April 30, 2021. 1-2-3.tv’s results have been included since the date of the acquisition.

The unaudited proforma information below, as required by GAAP, assumes that 1-2-3.tv had been acquired at the beginning of the 2020 fiscal year and includes the effect of transaction accounting adjustments. These adjustments include the amortization of acquired

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

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

The following table presents proforma net sales and net income per share data assuming 1-2-3.tv was acquired at the beginning of the 2020 fiscal year:

Q1 2021 (a)
Net sales	$164,364
Net loss	(11,545)

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

Based on the preliminary valuation, the total consideration of $30,400 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Accounts receivable and prepaid	$7,516
Fixed assets	737
Right of use asset	205
Goodwill	23,806
Identifiable intangible assets acquired:
Developed technology	1,100
Customer lists and relationships	4,900
Liabilities assumed	(7,864)
Total consideration	$30,400

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $23,806, which was primarily related to the acquisition of customer relationships, technology platforms, and goodwill.

During the first quarter ended April 30, 2022, the Company made certain adjustments to the preliminary price allocation made as of January 29, 2022 to better reflect the price allocated to goodwill and the identifiable intangible assets acquired. The Company determined these adjustments after additional analysis and assessment of the valuation methodologies. The current purchase price allocation may still be adjusted, as necessary, up to one year after the acquisition closing date if management obtains additional information regarding asset valuations and liabilities assumed.

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

On March 1, 2021, the Company acquired all of the assets of Christopher & Banks, LLC (“C&B”). The acquisition of C&B was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $3,500 cash and assumed liabilities with a fair value of $4,197. In addition, the Company is obligated to issue common shares to Hilco with a value of $1,500 as additional consideration. The Company expects to issue these shares in the fourth quarter of 2021. The Company finalized the allocation of purchase price in the first quarter of 2022 based on a final valuation performed.

The final total consideration of $5,000 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Inventory	$4,100
Fixed assets	500
Goodwill	3,307
Identifiable intangible assets acquired:
Developed technology	890
Customer lists and relationships	400
Liabilities assumed	(4,197)
Total consideration	$5,000

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $3,307, which was primarily related to the acquisition of the product designs, brand and customer list.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

The Closeout.com Acquisition

On February 5, 2021, the Company became a controlling member under the limited liability company agreement for TCO, LLC (“TCO”), a Delaware limited liability company entered into between the Company and LAKR Ecomm Group LLC (“LAKR”) to operate TheCloseout.com, an online marketplace that was previously owned in part by Invicta Media Investments. LAKR is a newly formed company indirectly owned by Invicta Media Investments, LLC and The Closeout.com LLC. The initial Board of Directors of TCO includes Tim Peterman, the Chief Executive Officer and a director of the Company, Landel Hobbs, the Chairman of the Board of the Company, and Eyal Lalo, a director of the Company. See Note 13 – “Related Party Transactions” for additional information regarding the Company’s relationships with Invicta Media Investments, LLC, Retailing Enterprises and Mr. Lalo.

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

In connection with the establishment of TCO, the Company contributed assets in the form of inventory valued at $3,570 in exchange for a 51% interest in the TCO, and LAKR contributed assets in the form of inventory and intellectual property valued at $3,430 in exchange for a 49% interest in TCO. The Company also entered into a loan and security agreement with TCO, pursuant to which TCO may borrow up to $1,000 from the Company on a revolving basis pursuant to a promissory note bearing interest at LIBOR plus 4.00%, provided that the floor of this interest rate is 4.25%. The promissory note is payable on demand by the Company, may be voluntarily prepaid at any time, and must be repaid prior to TCO making any distributions, other than advances for tax withholdings, to its members.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

(16)  Subsequent Events

Fifth Amendment to the Siena Loan Agreement

On May 6, 2022, the parties to the Loan and Security Agreement entered into a Fifth Amendment to the Siena Loan Agreement (the “Fifth Amendment”), which revised the agreement to request that Agent and Lenders agree to join Portal as a new borrower (the “New Borrower”) under the Loan Agreement and amend the terms and conditions set forth in the Loan Agreement.

Securities Purchase Agreement with Craig-Hallum Capital Group LLC

On May 11, 2022, iMedia Brands, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages to the Purchase Agreement (collectively, the “Purchasers”) pursuant to which, among other things, the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Offering”), an aggregate of 7,801,303 shares of common stock or pre-funded warrants to purchase common stock, each of which is coupled with a warrant to purchase one share of common stock. In more detail, the Company agreed to issue and sell to the Purchasers: (i) 4,136,001 shares of its common stock, at an offering price of $3.07 per share (the “Shares”), (ii) pre-funded warrants to purchase up to 3,763,022 shares of its common stock at an offering price of $3.0699 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share offering price of its common stock less the $0.0001 per share exercise price for each pre-funded warrant and (iii) warrants to purchase up to 7,899,023 shares of its common stock, with a per share exercise price of $2.94 (the “Common Warrants”), which will only be exercisable for common stock upon receipt of shareholder approval of an increase in the number of authorized shares of the Company’s common stock to 40,000,000 pursuant to an amendment to the Company’s Articles of Incorporation, which the Company will first seek to obtain at its upcoming 2022 annual meeting of shareholders (the “Charter Amendment”), and will be exercisable until the earlier of (a) five years from the date of receiving shareholder approval of the Charter Amendment and (b) six years from the date of warrant issuance. Of these securities, 97,720 Shares and 97,720 Common Warrants are being purchased by Craig-Hallum Capital Group LLC (the “Placement Agent”) at a purchase price of $3.07. The initial closing of the Offering occurred on May 16, 2022 (the “Initial Closing Date”), subject to customary closing conditions, with subsequent closings to occur within 180 days of the receipt of shareholder approval of the Charter Amendment.

The Offering resulted in gross proceeds to the Company of approximately $24,000, before deducting placement agent fees and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering to pay off $7,500 of its existing debt to Growth Capital Partners, LLC and for working capital and general corporate purposes.

Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable immediately upon issuance and will survive until it is exercised in full.

Each Common Warrant has an exercise price of $2.94 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time on or after the date the Charter Amendment is filed and accepted with the State of Minnesota until the earlier of (a) five years from the date of receiving shareholder approval of the Charter Amendment and (b) six years from the date of warrant issuance.

Partial Repayment of GCP Promissory Note

On May 17, 2022, the Company paid down $7,500 of the GCP Promissory Note.

Amendment to Seller Note

On May 26, 2022, the parties to the 1-2-3.tv Seller Note amended the Note to postpone the maturity of a portion of the Note, EUR 6,500, to be repaid in February 2023 rather than November 2022. The remaining payment provisions are unaffected by the Amendment to the Note.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share information)
(Unaudited)

Sixth Amendment to the Siena Loan Agreement

On May 27, 2022, the parties to the Loan and Security Agreement entered into a Sixth Amendment to the Siena Loan Agreement (the “Sixth Amendment”), which revised the agreement to consent to the repayment of the short term loan advanced by 1-2-3.TV GmbH in the amount of $1,500. The Sixth Amendment also amended the required Minimum Liquidity and Senior Debt Leverage Ratio and amended the terms and conditions set forth in the Loan Agreement.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 29, 2022.

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

Summary Results for the First quarter of Fiscal 2022

Consolidated net sales for our fiscal 2022 first quarter were $154,544 compared to $113,203 for our fiscal 2021 first quarter, which represents a 36.5% increase. We reported an operating loss of $6,513 and a net loss of $12,215 for our fiscal 2022 first quarter. The operating and net loss for the first three months of fiscal 2022 included transaction, settlement and integration costs totaling $2,509 and restructuring costs of $157. We reported an operating loss of $2,051 and a net loss of $3,378 for our fiscal 2021 first quarter. The operating and net loss for the first three months of fiscal 2021 included transaction, settlement and integration costs totaling $701; and restructuring costs of $0.

Entertainment Segment

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

Each entertainment network offers engaging, interactive video programming distributed primarily in linear television through cable and satellite distribution agreements, agreements with telecommunication companies and arrangements with over-the-air broadcast television stations. This interactive programming is also streamed live online on the respective network’s digital commerce platforms that sell products which appear on the Company’s television networks as well as offer an extended assortment of online-only merchandise. These networks’ interactive video is also available on leading social platforms over-the-top (“OTT”) platforms and ConnectedTV platforms (“CTV”) such as Roku, AppleTV, and Samsung connected televisions, mobile devices, including smartphones and tablets. The following table shows our Entertainment reporting segment merchandise mix as a percentage of net sales for the periods indicated.

	For the Three Months Ended
	April 30,	May 1,
Entertainment:	2022	2021
Jewelry & Watches	37.7%	40.8%
Health, Beauty & Wellness	19.8%	23.6%
Home	17.0%	12.0%
Fashion & Accessories	15.5%	12.8%
Other (primarily shipping & handling revenue)	10.0%	10.8%
Total entertainment revenues	100%	100%

Consumer Brands Segment

The consumer brands segment is comprised of Christopher & Banks (“C&B”), J.W. Hulme Company (“JW”), Cooking with Shaquille O’Neal (“Shaq”), OurGalleria.com and TheCloseout.com.

●	Christopher & Banks (“C&B”) – The Company’s flagship consumer brand, C&B was founded in 1956 and is a brand that specializes in offering women’s value-priced apparel and accessories that cater to women of all sizes, from petite to missy to plus sizes. Its internally designed, modern and comfortable apparel and accessories provide customers with an exclusive experience. The brand was acquired by us in partnership with Hilco Capital in March 2021. C&B’s omni-channel business model includes digital advertising driven online revenue, five brick and mortar retail stores, direct-to-consumer catalogs and a growing wholesaling business driven primarily by C&B’s television programming on our entertainment networks.
●	J.W. Hulme Company (“JW”) – JW was founded in 1905 and is an iconic brand offering men and women high quality accessories made by craftswomen and craftsmen the world over. The brand was acquired by the Company in 2019. JW’s omni-channel business model includes two brick and mortar retail stores, direct-to-consumer catalogs, digital advertising driven online revenue and a growing wholesaling business driven primarily by JW’s television programming on our entertainment networks.
●	Cooking with Shaquille O’Neal (“Shaq”) – The Company offers Shaq kitchen products and watches designed and curated by Shaq via its licensing agreement with Authentic Brands Group. Shaq’s omnichannel business model is driven by Shaq’s television programming on our entertainment networks.
●	OurGalleria.com and TheCloseout.com are online marketplaces with business models driven by its television programming on our television networks. OurGalleria.com is a higher-end online marketplace for discounted merchandise, offering an exciting shopping experience with a selection of curated flash sales and events. TheCloseout.com is a lower-end online marketplace for discounted merchandise, offering quality products at deeply discounted prices. The Company obtained a controlling interest in TheCloseout.com in 2021.

The following table shows our Entertainment reporting segment merchandise mix as a percentage of net sales for the periods indicated.

	For the Three Months Ended
	April 30,	May 1,
Consumer Brands:	2022	2021
Fashion & Accessories	85.8%	82.2%
Home	10.6%	16.6%
Jewelry & Watches	1.1%	2.7%
Other (primarily shipping & handling revenue)	2.5%	(1.5)%
Total consumer brand revenues	100%	100%

Media Commerce Services Segment

The media commerce services segment is comprised of iMedia Digital Services (“iMDS”), Float Left (“FL”) and i3PL.

●	iMedia Digital Services (“iMDS”) – The Company’s flagship media commerce service brand is iMDS, which is a digital advertising platform specializing in engaging shopping enthusiasts online and in OTT marketplaces. iMDS’s suite of services includes its Retail Media Exchange (“RME”) and value-added services (“VAS”). RME is an advertising auction platform for advertisers, digital publishers, supply-side-platforms (SSPs) and demand-side platforms (DSPs). VAS is a suite of services centered on offering managed and self-serve end-to-end, white-label digital platforms for domestic multichannel video programming distributors (MVPDs), internet service providers (ISPs), digital publishers and ecommerce brands. iMDS’s growth strategy is driven by its ability to differentiate its advertising platform by offering solutions that include our first-party shopping enthusiast data created continually by our entertainment and consumer brand segments. iMDS is primarily comprised of Synacor’s Portal and Advertising business, which the Company acquired in July of 2021.
●	Float Left (“FL”) – FL is an OTT SaaS app platform that offers media and consumer brands the digital tools they need to deliver engaging television experiences to their audiences within the OTT and ConnectedTV ecosystems. FL offers custom, natively built solutions for Roku, Fire TV, Apple TV, Web, iOS and Android Mobile, and various smart TVs. Its growth strategy is driven by its ability to integrate iMDS’s advertising operations within its OTT SaaS platform and continue to deliver sophisticated end-to-end OTT apps. FL was acquired by us in 2019.
●	i3PL offers end-to-end, white label, managed services specializing in ecommerce customer experience and fulfillment services through its Bowling Green distribution center. i3PL’s business model is driven primarily by providing these services to vendors, clients and customers within our entertainment and consumer brands segments.

The following table shows our Entertainment reporting segment merchandise mix as a percentage of net sales for the periods indicated.

	For the Three Months Ended
	April 30,	May 1,
Media Commerce Services:	2022	2021
Advertising & Search	95.5%	-%
OTT & Other	4.5%	100.0%
Total media commerce services revenues	100%	100%

Results of Operations

Selected Condensed Consolidated Financial Data

Operations

	Dollar Amount as a
	Percentage of Net Sales for the
	Three Months Ended
	April 30,	May 1,
	2022	2021
Net sales	100.0%	100.0%
Gross margin	39.7%	40.6%
Operating expenses:
Distribution and selling	27.9%	30.3%
General and administrative	8.8%	5.7%
Depreciation and amortization	7.0%	6.5%
Restructuring costs	0.1%	—%
Total operating expenses	43.9%	42.5%
Operating loss	(2.9)%	(1.9)%

Consolidated Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2022 first quarter were $154,544, a 36.5% increase from consolidated net sales of $113,203 for the comparable prior year quarter.

Gross Profit

	For the Three Months Ended
	April 30,	May 1,
	2022	2021	Change	% Change
Entertainment	$52,238	$42,964	$9,275	21.6%
Consumer Brands	5,831	2,304	3,527	153.1%
Media Commerce Services	3,268	740	2,528	341.7%
Consolidated gross profit	$61,337	$46,007	$15,330	33.3%

Consolidated gross profit for the first quarter of fiscal 2022 was $61,337, an increase of $15,330, or 33.3%, compared to the first quarter of fiscal 2021. The Entertainment segment’s gross profit increased $9,275, or 21.6% compared to the first quarter of fiscal 2021 and was primarily driven by the acquisition in 2021 of 1-2-3.tv. The Consumer Brands segment’s gross profit increased by $3,527, or 153.1% compared to the first quarter of fiscal 2021 and was primarily driven by the acquisition in 2021 of Christopher & Banks. The Media Commerce Services segment’s gross profit increased by $2,528, or 341.7% compared to the first quarter of fiscal 2021 and was primarily driven by the acquisition in 2021 of Synacor’s portal business.

Consolidated gross margin percentages for the first quarters of fiscal 2022 and fiscal 2021 were 39.7% and 40.6%, which represent a 95-basis point decrease. The Entertainment segment’s gross margin percentages for the first quarters of fiscal 2022 and fiscal 2021 were 40.01% and 40.36%, which represent a 35-basis point decrease. Sales mix is impacting the gross margin rate due to the unfavorable impact from the 1-2-3.tv acquisition. 1-2-3.tv gross margin rates are less than the aggregate gross margin rate for the Entertainment segment compared to the prior year. The Consumer Brands segment’s gross margin percentages for the first quarters of fiscal 2022 and fiscal 2021 were 45.92% and 45.15%. The increase in the gross margin percentage reflects the favorable impact from the  Christopher & Banks acquisition. The Media Commerce Services segment’s gross margin percentages for the first quarters of fiscal 2022 and fiscal 2021 were 28.99% and 45.14%. Sales mix is impacting gross margin rate due to lower rates realized in our iMDS commerce services.

Operating Expenses

Total operating expenses for the fiscal 2022 first quarter were approximately $67,850 compared to $48,058 for the comparable prior year period, an increase of 41.2%. Total operating expenses as a percentage of net sales were 43.9% during the first quarter of fiscal 2022, compared to 42.5% during the comparable prior year period of fiscal 2021. Total operating expenses for the fiscal 2022 first quarter and the fiscal 2021 first quarter included transaction, settlement and integration costs of $2,509 and $701, as well as restructuring costs of $157 and $0, respectively. Excluding transaction, settlement and integration costs and restructuring costs, total operating expenses as a percentage of net sales for the first quarter of fiscal 2022 were 42.2% compared to 41.8% for the first quarter of fiscal 2021.

Distribution and selling expense increased $8,902, or 26.0%, to $43,149, or 27.9% of net sales during the fiscal 2022 first quarter compared to $34,247, or 30.3% of net sales for the comparable prior year fiscal quarter. The increase in distribution and selling during fiscal 2022 first quarter is primarily attributable to the acquisition of 1-2-3.tv and an increase in program distribution costs.

To the extent that our ASP changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household. However, this expense may be impacted by changes in the number of average homes, channels reached or by rate changes associated with changes in our channel position with carriers.

General and administrative expense for the fiscal 2022 first quarter increased $7,214, or 112.1%, to $13,650 or 8.8% of net sales, compared to $6,436 or 5.7% of net sales for the comparable prior year fiscal quarter. The increase in general and administrative expenses during fiscal 2022 first quarter is primarily attributable to the acquisitions of 1-2-3.tv and Synacor.

Depreciation and amortization expense for the fiscal 2022 first quarter increased $3,518, or 47.7%, to $10,893 compared to $7,375 for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the first quarters of fiscal 2022 and fiscal 2021 was 7.0% and 6.5%. The increase in depreciation and amortization expense for the first quarter of fiscal 2022 was primarily due to the incremental depreciation and an increase in amortization expense generated from the four acquisitions in 2021, including, 1-2-3.tv, Synacor, Christopher & Banks and TCO.

Restructuring Costs

During the first quarter of fiscal 2022, we implemented an additional cost optimization initiative. As a result of the first quarter fiscal 2022 cost optimization initiative, we recorded restructuring charges of $157 for the three-month period ended April 30, 2022, which relate primarily to severance associated with the additional consolidation and elimination of positions across our Entertainment segment. These initiatives were substantially complete as of April 30, 2022.

Operating Loss

For the fiscal 2022 first quarter, we reported an operating loss of approximately $6,513 compared to operating loss of $2,051 for the fiscal 2021 first quarter. The Entertainment segment reported an operating loss of $9,173, Consumer Brands segment reported operating income of $1,826, and Media Commerce Services segment reported operating income of $834 for the fiscal 2022 first quarter compared to operating loss of $1,502 for the Entertainment segment, and operating loss of $680 for Consumer Brands segment, and operating income of $131 for Media Commerce Services for the fiscal 2021 first quarter. For the first quarter of fiscal 2022, the Entertainment segment’s operating loss increased primarily as a result of decreased net sales and increased program distribution expenses. The Consumer Brands segment’s operating loss increased during the fiscal 2022 first quarter primarily from the 148.9% increase in net sales.

Interest Expense, Net

Net interest expense for the fiscal 2022 first quarter increased $4,467, or 340.4%, to $5,779 compared to $1,312 for the comparable prior year period. The increase is attributable to both a higher average debt balance during the current year, as well as an increase in interest expense related to broadcast rights.

Effect of Foreign Exchange Rates

In November of 2021, we acquired a foreign subsidiary, 1-2-3.tv, which reports its financial information in Euros. For the three months ended April 30, 2022, we recognized foreign translation adjustments of ($4,275), which is part of other comprehensive income. Below is a summary of changes in foreign exchange rates for fiscal 2022 and 2021:

	April 30,	January 29,
	2022	2022
Foreign Exchange Rate (USD / Euro) - Closing	$1.055	$1.115
% Change from prior year	(5.4)%

The average exchange rate was $1.079 for the first three months ended April 30, 2022.

Net Loss

For the fiscal 2022 first quarter, we reported a net loss of $12,215, or ($0.55) per share, on 21,742,286 weighted average basic common shares outstanding compared with a net loss of $3,378, or ($0.21) per share, on 15,517,454 weighted average basic common shares outstanding in the fiscal 2021 first quarter. The net loss for the first quarter of fiscal 2022 included transaction, settlement and integrations costs totaling $2,509, interest expense of $5,779 and restructuring costs of $157. The net loss for the first quarter of fiscal 2021 included transaction, settlement and integrations costs totaling $701 and interest expense of $1,312. For the first quarters of fiscal 2022 and fiscal 2021, the net loss reflects an income tax provision of $77. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation

Adjusted EBITDA (as defined below) for the first quarter of fiscal 2022 was $9,188 compared to Adjusted EBITDA of $8,136 for the fiscal 2021 first quarter.

A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	Three Months Ended
	April 30,	May 1,
	2022	2021
Net loss attributable to shareholders	$(11,896)	$(3,228)
Adjustments:
Depreciation and amortization (a)	11,731	8,317
Interest income and other	(168)	(1)
Interest expense	5,854	1,313
Income taxes	16	15
EBITDA (b)	$5,537	$6,416

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$5,537	$6,416
Adjustments:
Transaction, settlement and integration costs, net (c)	2,509	701
Restructuring costs	157	—
One-time customer concessions	—	341
Non-cash share-based compensation expense	985	678
Adjusted EBITDA (b)	$9,188	$8,136
(a)	Includes distribution facility depreciation of $838 and $942 for the three month periods ended April 30, 2022 and May 1, 2021. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations. The three-month periods ended April 30, 2022 and May 1, 2021 include amortization expense related to the television broadcast rights totaling $7,922 and $5,200.
(b)	EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; one-time customer concessions; loss on debt extinguishment; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs, net for the three month period ended April 30, 2022 include transaction and integration costs related primarily to the Synacor’s Advertising and Portal and 123tv business acquisitions. Transaction, settlement and integration costs, net, for the three-month period ended May 1, 2021 include transaction and integration costs related to the TCO and C&B business acquisitions.
(d)	We use "Adjusted EBITDA" to adequately assess the operating performance of our video and digital businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

Results of Operations – Reporting Segments

The following table sets forth, for the periods indicated, certain statement of operations data for each segment

	Three Months Ended
	April 30,		May 1,
	2022		2021
	Amount	% of Total	Amount	% of Total
Net Sales
Entertainment	$130,574	84%	$106,461	94%
Consumer Brands	12,699	8%	5,103	5%
Media Commerce Services	11,272	7%	1,639	1%
Total net sales	$154,544	100%	$113,203	100%

Gross Margin
Entertainment	$52,238	85%	$42,964	93%
Consumer Brands	5,831	10%	2,304	5%
Media Commerce Services	3,268	5%	740	2%
Total gross margin	$61,337	100%	$46,007	100%

Operating Income (Loss)
Entertainment	$(9,173)	141%	$(1,502)	73%
Consumer Brands	1,826	(28)%	(680)	33%
Media Commerce Services	834	(13)%	131	(6)%
Total operating income (loss)	$(6,513)	100%	$(2,051)	100%

Entertainment Segment

The entertainment segment is comprised of our television networks: ShopHQ, ShopBulldogTV, ShopHQHealth, ShopJewelryHQ and 1-2-3.tv. The following table summarizes net sales by product category and other information from statements of operations for the entertainment segment:

	Three Months Ended
	April 30,		May 1,
	2022		2021
Entertainment:	Amount	% of Rev	Amount	% of Rev
Jewelry & Watches	$49,209	37.7%	$43,396	40.8%
Health, Beauty & Wellness	25,785	19.8%	25,097	23.6%
Home	22,213	17.0%	12,817	12.0%
Fashion & Accessories	20,252	15.5%	13,686	12.8%
Other (primarily shipping & handling revenue)	13,115	10.0%	11,465	10.8%
Total entertainment revenues	$130,574	100.0%	$106,461	100.0%

Gross margin	$52,238	40.0%	$42,964	40.4%
Operating loss	$(9,173)	(7.0)%	$(1,502)	(1.4)%

Entertainment net sales increased $24,113 or 22.6% for the first three months of fiscal 2022 when compared to the previous fiscal first quarter. For 2022, the increase in net sales was primarily due to the acquisition of 1-2-3.tv and growth in the Jewelry & Watches and Fashion & Accessories product lines, offset by decreases in Health, Beauty & Wellness, for ShopHQ.

Entertainment gross margin percentage was 40.01% and 40.36% for the first three months of fiscal 2022 and 2021, respectively. For 2022, the 35-basis point decrease was primarily attributable to the acquisition of 1-2-3.tv. 1-2-3.tv gross margin rates are less than the aggregate gross margin rate for the Entertainment segment compared to the prior year.

Entertainment operating loss was (7.0)% and (1.4)% for the first three months of fiscal 2022 and 2021, respectively. For 2022, the increase in operating loss as a percentage of sales was due to an increase in program distribution expense and an increase in broadcast rights amortization.

Consumer Brands Segment

The consumer brands segment is comprised of Christopher & Banks (“C&B”), J.W. Hulme Company (“JW”), Cooking with Shaquille O’Neal (“Shaq”), OurGalleria.com and TheCloseout.com (“TCO”). The following table summarizes net sales by product category and other information from statements of operations for the consumer brands segment:

	Three Months Ended
	April 30,		May 1,
	2022		2021
Consumer Brands:	Amount	% of Rev	Amount	% of Rev
Fashion & Accessories	$10,898	85.8%	$4,194	82.2%
Home	1,349	10.6%	850	16.6%
Jewelry & Watches	140	1.1%	137	2.7%
Other (primarily shipping & handling revenue)	312	2.5%	(78)	(1.5)%
Total consumer brands revenues	$12,699	100.0%	$5,103	100.0%

Gross margin	$5,831	45.9%	$2,304	45.1%
Operating income (loss)	$1,826	14.4%	$(680)	(13.3)%

Consumer brands net sales for the consumer brands segment increased $7,596 or 148.9% for the first three months of fiscal 2022, when compared to the previous fiscal first quarter. For 2022, the increase in net sales was primarily due to the 2021 acquisition of Christopher & Banks.

Consumer brands gross margin percentage was 45.92% and 45.15% for the first three months of fiscal 2022 and 2021, respectively. For fiscal 2022, the 77-basis point improvement was primarily due to the 2021 acquisition of Christopher & Banks.

Consumer brands operating income (loss) as a percentage of sales was 14.4% and (13.3)% for the first three months of fiscal 2022 and 2021, respectively. The increase in operating income as a percentage of sales in 2022 was primarily attributable to the 2021 acquisition of Christopher and Banks.

Media Commerce Services Segment

The media commerce services segment is comprised of iMedia Digital Services (“iMDS”), Float Left (“FL”) and i3PL. The following table summarizes net sales by product category and other information from statements of operations for the consumer brands segment:

	Three Months Ended
	April 30,		May 1,
	2022		2021
Media Commerce Services:	Amount	% of Rev	Amount	% of Rev
Advertising & Search	10,761	95.5%	—	—%
OTT & Other	511	4.5%	1,639	100.0%
Total media commerce services revenues	$11,272	100.0%	$1,639	100.0%

Gross margin	$3,268	29.0%	$740	45.1%
Operating income (loss)	$834	7.4%	$131	8.0%

Media commerce services net sales increased $9,633 or 587.7% for the first three months of fiscal 2022 when compared to the previous fiscal first quarter. For 2022, the increase in net sales was primarily due to the 2021 acquisition of iMDS (Synacor acquisition).

Media commerce services gross margin percentage was 28.99% and 45.14% for the first three months of 2022 and 2021, respectively. For fiscal 2022, the 1,615-basis point decrease was primarily due to the shift to lower-margin portal and advertising services through the acquisition of iMDS.

Media commerce services operating income (loss) was 7.4% and 8.0% of sales for the first three months of fiscal 2022 and 2021, respectively. For 2022, the decrease in operating income as a percentage of sales is primarily due to the acquisition of iMDS.

Critical Accounting Policies and Estimates

A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2021 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."

Recently Issued Accounting Pronouncements

See Note 2 - “Basis of Financial Statement Presentation” in the notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Financial Condition, Liquidity and Capital Resources

As of April 30, 2022, we had cash and restricted cash of $12,049. In addition, under the Siena Credit Facility (as defined below), we are required to maintain a minimum of $7,500 of unrestricted cash plus unused line availability at all times. As of January 29, 2022, we had cash of $11,295. For the first three months of fiscal 2022, working capital increased ($9,054) to $63,054 (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.3 at April 30, 2022 and 1.4 at January 29, 2022.

The Company is required to keep cash in a restricted account in order to maintain letters of credit to both purchase inventory as well as secure the Company’s corporate purchasing card program. Any interest earned is recorded in that period. The Company had $1,893 in restricted cash accounts as of April 30, 2022.

8.50% Senior Unsecured Notes

On September 28, 2021, we sold and issued $80,000 aggregate principal amount of 8.50% Senior Unsecured Notes due 2026 (the “2026 Notes”) in an underwritten public offering (the “Offering”). The 2026 Notes pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year, and are scheduled to mature on September 30, 2026.  The 2026 Notes were issued in denominations of $25.00 and are listed on The Nasdaq Stock Market, LLC under the symbol “IMBIL”.

The net proceeds from the Offering were approximately $73,700, after deducting the underwriting discount and estimated offering expenses payable by the Company (including fees and reimbursements to the underwriters). The Company used all of the net proceeds from the Offering to fund its acquisition of 123tv Invest GmbH and 123tv Holding GmbH (the “Acquisition”).

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

As of April 30, 2022, the Company had total borrowings of $61,149 under its revolving line of credits with Siena. Remaining available capacity under the revolving line of credit as of April 30, 2022 was approximately $4,054, which provided liquidity for working capital and general corporate purposes. As of April 30, 2022, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

GreenLake Real Estate Finance

On July 30, 2021, two of our subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC (collectively, the “Borrowers”), and the Company, as guarantor, entered into that certain Promissory Note Secured by Mortgages (the “GreenLake Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) available to the Borrowers in the original amount of $28,500 The GreenLake Note is secured by, among other things, mortgages encumbering the Company’s owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the GreenLake Note. Proceeds of borrowings were used to (i) pay fees and expenses related to the transactions contemplated by the GreenLake Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for working capital and general corporate purposes of the Company. We have also pledged the stock that we own in the Borrowers to secure its guarantor obligations.

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

As of April 30, 2022, there was $28,500 outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

Public Equity Offering

On June 9, 2021, we completed a public offering, in which we issued and sold 4,830,918 shares of our common stock (at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $39,955. We used the proceeds for general working capital purposes and to partially fund the acquisition of Synacor’s Ad and Portal business.

On February 18, 2021, we completed a public offering, in which we issued and sold 3,289,000 of our common stock at a public offering price of $7.00 per share, including 429,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $21,224. We have used the proceeds for general working capital purposes.

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

The purchasers consisted of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC is owned by Invicta Watch Company of America, Inc. (“IWCA”), which is the designer and manufacturer of Invicta-branded watches and watch accessories, one of our largest and longest tenured brands. Michael and Leah Friedman are owners and officers of Sterling Time, LLC (“Sterling Time”), which is the exclusive distributor of IWCA’s watches and watch accessories for television home shopping and our long-time vendor. IWCA is owned by our Vice Chair and director, Eyal Lalo, and Michael Friedman also serves as one of our directors. A description of the relationship between us, IWCA and Sterling Time is contained in Note 13 – “Related Party Transactions.” Further, Invicta Media Investments, LLC and Michael and Leah Friedman comprise a “group” of investors within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended, that is our largest shareholder.

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

We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of April 30, 2022, we had contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $345,056 over the next five fiscal years.

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

For the three months ended April 30, 2022, net cash used for operating activities totaled $6,696 compared to net cash provided by operating activities of approximately $15,217 for the comparable fiscal 2021 period. Net cash (used for) provided by operating activities for the fiscal 2022 and 2021 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television broadcast rights, and inventory impairment write-down.

In addition, net cash used for operating activities for the three months ended April 30, 2022 reflects decreases in accounts payable and accrued liabilities, accounts receivable, and inventories and increases in deferred revenues and prepaid expenses. Inventories decreased slightly as we continually adjust inventories based on current sales trends and expectations. Accounts receivable decreased during the first three months of fiscal 2022 due to collections on outstanding receivables resulting from our seasonal high fourth quarter sales. Accounts payable and accrued liabilities decreased during the first three months of fiscal 2022 primarily due to the timing of paying for cable distribution fees and inventory purchases. Prepaid expenses and other increased primarily due to first quarter timing of many of our software maintenance and SaaS annual renewals.

Net cash used for investing activities totaled $2,125 for the first three months of fiscal 2022 was comprised primarily of property and equipment additions of $2,125. For the first three months of fiscal 2021, net cash used for investing activities totaled $5,578. Of the $5,578, $3,500 was for the acquisition of Christopher and Banks and $2,078 was for property and equipment additions. Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.

Net cash provided by financing activities totaled $9,576 for the three months ended April 30, 2022 and related primarily to proceeds from the proceeds from the issuance of the convertible note of $9,980 and the proceeds on Siena revolving loan of $933. Net cash used for financing activities included $0 payments on the Seller notes. For the comparable period, the first three months ended May 1, 2021, net cash provided by financing activities totaled $20,256 for the three months ended May 1, 2021 and related primarily to proceeds from the issuance of common stock and warrants of $21,224, offset principal payments on our PNC term loan of $678.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of our previously reported material weakness in our internal control over financial reporting arising from an accumulation of significant deficiencies which amounted to material weaknesses, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 29, 2022 (the “2021 Form 10-K”).

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weaknesses in internal control over financial reporting, described in Part II, Item 9A of our 2021 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As outlined above, due to the identification of the material weaknesses, we continue to strengthen our internal control structure by adding accounting staff, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  1A. RISK FACTORS

See Part I. Item 1A. "Risk Factors" of the Company’s annual report on Form 10-K for the year ended January 29, 2022, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Dividends

We are restricted from paying dividends on our common stock by the Loan Agreement with Siena Lending Group LLC, as discussed in Note 7 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

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

Incorporated by reference

3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference

3.2	By-Laws of the Registrant, as amended through July 16, 2019	Incorporated by reference

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated December 13, 2019	Incorporated by reference

4.1	Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.2	First Supplemental Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.3	Form of Global Note representing 8.50% Senior Unsecured Notes due 2026 (included as Exhibit A to Exhibit 4.2)	Incorporated by reference

10.1	Securities Purchase Agreement, dated as of April 18, 2022, by and between the Company and Growth Capital Partners, LLC	Incorporated by reference

10.2	Form of Convertible Promissory Note	Incorporated by reference

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101

The following materials from iMedia Brands, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended April 30, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operation; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) Condensed Consolidated Statement of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc.
(Registrant)
June 9, 2022	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer
(Principal Executive Officer)

June 9, 2022	By:	/s/ THOMAS E. ZIELECKI
Thomas E. Zielecki
Chief Financial Officer
(Principal Financial and Accounting Officer)