Form 10-Q
period 2022-07-30
iMedia Brands, Inc.
filed 2022-09-13
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

As of September 9, 2022 there were 23,178,152 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

July 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	July 30,	January 29,
	2022	2022
ASSETS
Current assets:
Cash	$19,902	$11,295
Restricted Cash	1,575	1,893
Accounts receivable, net	65,577	78,947
Inventories	104,978	116,256
Current portion of television broadcast rights, net	22,797	27,521
Prepaid expenses and other	17,741	18,340
Total current assets	232,570	254,252
Property and equipment, net	47,074	48,225
Television broadcast rights, net	66,852	74,821
Goodwill	89,323	99,050
Intangible assets, net	27,075	27,940
Other assets	19,928	18,359
TOTAL ASSETS	$482,822	$522,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,358	$89,046
Accrued liabilities	36,278	44,388
Current portion of television broadcast rights obligations	34,254	31,921
Current portion of long-term debt	16,595	14,031
Current portion of operating lease liabilities	1,773	2,331
Deferred revenue	209	427
Total current liabilities	170,467	182,144
Long-term broadcast rights obligations	68,615	81,268
Long-term debt, net	176,477	176,432
Long-term operating lease liabilities	4,290	5,169
Deferred tax liability	5,183	5,285
Other long-term liabilities	2,741	2,986
Total liabilities	427,773	453,284
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 49,600,000 and 29,600,000 shares authorized as of July 30, 2022 and January 29, 2022; 25,482,389 and 21,571,387 shares issued and outstanding as of July 30, 2022 and January 29, 2022	255	216
Additional paid-in capital	558,948	538,627
Accumulated deficit	(494,050)	(469,463)
Accumulated other comprehensive loss	(10,104)	(2,428)
Total shareholders’ equity	55,049	66,951
Equity of the non-controlling interest	—	2,412
Total equity	55,049	69,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$482,822	$522,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	$133,233	$113,442	$287,778	$226,644
Cost of sales	84,820	65,456	178,028	132,651
Gross profit	48,413	47,986	109,750	93,993
Operating expense:
Distribution and selling	36,740	35,357	79,889	69,605
General and administrative	9,986	7,387	23,633	13,822
Depreciation and amortization	7,749	7,611	18,643	14,986
Restructuring costs	2,779	—	2,939	—
Total operating expense	57,254	50,355	125,104	98,413
Operating loss	(8,841)	(2,369)	(15,354)	(4,420)
Other income (expense):
Interest income and other	42	39	210	39
Interest expense	(4,040)	(1,381)	(9,894)	(2,694)
Change in fair value of contract liability, net	1,937	—	1,937	—
Loss on divestiture	(985)	—	(985)	—
Loss on debt extinguishment	(884)	(654)	(884)	(654)
Total other expense, net	(3,930)	(1,997)	(9,616)	(3,309)
Loss before income taxes	(12,771)	(4,366)	(24,970)	(7,729)
Income tax provision	(16)	(15)	(32)	(30)
Net loss	(12,787)	(4,381)	(25,002)	(7,759)
Less: Net loss attributable to non-controlling interest	(96)	(132)	(415)	(282)
Net loss attributable to shareholders	$(12,691)	$(4,249)	$(24,587)	$(7,476)
Net loss per common share	$(0.48)	$(0.23)	$(1.02)	$(0.45)
Net loss per common share — assuming dilution	$(0.48)	$(0.23)	$(1.02)	$(0.45)
Weighted average number of common shares outstanding:
Basic	26,662,037	19,101,652	24,181,920	17,314,317
Diluted	26,662,037	19,101,652	24,181,920	17,314,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net loss	$(12,787)	$(4,381)	$(25,002)	$(7,759)
Other comprehensive loss:
Foreign currency translation adjustments	(3,401)	—	(7,676)	—
Total other comprehensive loss	(3,401)	—	(7,676)	—

Comprehensive loss	(16,188)	(4,381)	(32,678)	(7,758)
Comprehensive loss attributable to non-controlling interest	(96)	(132)	(415)	(282)
Comprehensive loss attributable to shareholders	$(16,092)	$(4,249)	$(32,263)	$(7,476)

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
Six Months Ended July 30, 2022	of Shares	Par Value	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCE, January 29, 2022	21,571,387	$216	$538,627	$(469,463)	$(2,428)	$2,412	$69,363
Net loss	—	—	—	(11,896)	—	(319)	(12,215)
Common stock issuances pursuant to equity compensation awards	232,630	2	(212)	—	—	—	(210)
Share-based payment compensation	—	—	985	—	—	—	985
Change in cumulative translation adjustment	—	—	—	—	(4,275)	—	(4,275)
BALANCE, April 30, 2022	21,804,017	$218	$539,400	$(481,359)	$(6,703)	$2,093	$53,649
Net loss	—	—	—	(12,691)	—	(96)	(12,787)
Common stock issuances	3,500,822	35	18,438	—	—	—	18,473
Common stock issuances pursuant to equity compensation awards	177,550	2	(13)	—	—	—	(11)
Share-based payment compensation	—	—	1,123	—	—	—	1,123
Divestiture of business	—	—	—	—	—	(1,997)	(1,997)
Change in cumulative translation adjustment	—	—	—	—	(3,401)	—	(3,401)
BALANCE, July 30, 2022	25,482,389	$255	$558,948	$(494,050)	$(10,104)	$—	$55,049

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
Six Months Ended July 31, 2021	of Shares	Par Value	Capital	Deficit	Income (loss)	Interest	Equity
BALANCE, January 30, 2021	13,019,061	$130	$474,375	$(447,455)	$—	$—	$27,050
Net loss	—	—	—	(3,228)	—	(150)	(3,378)
Common stock issuances pursuant to equity compensation awards	76,341	1	(262)	—	—	—	(261)
Share-based payment compensation	—	—	668	—	—	—	668
Common stock and warrant issuance	3,289,000	33	21,191	—	—	—	21,224
Investment of non-controlling interest	—	—	—	—	—	3,430	3,430
BALANCE, May 1, 2021	16,384,402	$164	$495,972	$(450,683)	$—	$3,280	$48,733
Net loss	—	—	—	(4,249)	—	(132)	(4,381)
Common stock issuances pursuant to equity compensation awards	39,094	—	—	—	—	—	—
Share-based payment compensation	—	—	768	—	—	—	768
Common stock and warrant issuance	4,830,918	48	40,095	—	—	—	40,143
BALANCE, July 31, 2021	21,254,414	$212	$536,835	$(454,932)	$—	$3,148	$85,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended
	July 30,	July 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(25,002)	$(7,759)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	20,431	16,888
Share-based payment compensation	2,108	1,435
Payments for television broadcast rights	(11,308)	(14,055)
Amortization of deferred financing costs	1,538	93
Loss on debt extinguishment	884	654
Change in fair value of contract liability, net	(1,937)	—
Loss on sale of investment	985	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,040	5,183
Inventories	11,557	(2,730)
Deferred revenue	742	148
Prepaid expenses and other	(2,144)	(6,893)
Accounts payable and accrued liabilities	(17,483)	(28,992)
Net cash used for operating activities	(9,589)	(36,028)
INVESTING ACTIVITIES:
Property and equipment additions	(5,174)	(5,167)
Acquisitions	—	(23,500)
Vendor exclusivity deposit	—	(6,000)
Net cash used for investing activities	(5,174)	(34,667)
FINANCING ACTIVITIES:
Proceeds from revolving loan	2,427	47,245
Proceeds from issuance of common stock and warrants	20,761	61,368
Proceeds from issuance of term loan	9,980	28,500
Payments on revolving loan	—	(41,000)
Payments on term loan	(7,500)	(12,440)
Payments on seller notes	(2,000)	—
Payments on finance leases	(7)	(54)
Payments for restricted stock issuance	(222)	(262)
Payments for deferred financing costs	(580)	(4,632)
Payments for debt extinguishment costs	—	(405)
Net cash provided by financing activities	22,859	78,320
Net increase in cash and restricted cash	8,096	7,625
Effect of exchange rate changes on cash	193	—
BEGINNING CASH AND RESTRICTED CASH	13,188	15,485
ENDING CASH AND RESTRICTED CASH	$21,477	$23,110
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,468	$2,388
Income taxes paid	$63	$61
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$371	$221
Inventory received in divestiture	$3,505	$—
Reclassification of contract liability to additional paid in capital	$4,383	$—
Other long term liability issued in exchange for acquired assets	$—	$10,000
Television broadcast rights obtained in exchange for liabilities	$—	$55,647
Common stock issuance costs included in accrued liabilities	$100	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

(1)   General

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is an entertainment company capitalizing on the convergence of entertainment, ecommerce, and advertising. The Company owns a growing portfolio of vertically integrated television networks in the United States and Western Europe. The Company believes its growth strategy builds on its core strengths.

Beginning with the financial statements for our fiscal year ended January 29, 2022, the Company began reporting based on three segments:

●	Entertainment, which comprises its television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, and 1-2-3.tv.
●	Consumer Brands, which comprises Christopher & Banks (“C&B”), and J.W. Hulme Company (“JW”).
●	Media Commerce Services, which comprises iMedia Digital Services (“iMDS”) and Float Left (“FL”).

The corresponding current and prior period disclosures have been recast to reflect the current segment presentation. See Note 10 – “Business Segments and Sales by Product Group.”

(2)    Basis of Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 29, 2022 has been derived from the Company’s audited financial statements for the fiscal year ended January 29, 2022. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for fiscal year ended 2021. Operating results for the three and six-month periods ended July 30, 2022 are not necessarily indicative of the results that may be expected for fiscal year ending January 28, 2023.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Forward Contracts

The Company classifies a forward contract to purchase shares of its common stock that do not qualify for equity classification as a liability on its consolidated balance sheets as this forward contract contains freestanding financial instruments that may require the Company to transfer consideration upon exercise. Each instrument is initially recorded at fair value on date of grant using the Black-Scholes model for warrants and the market value for common shares and pre-funded warrants, and it is subsequently re-measured to fair value at each subsequent balance sheet date while liability-classified and outstanding. Changes in fair value of the instruments are recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. Issuance costs are expensed under liability treatment for forward contracts. The Company will continue to adjust the forward contracts for changes

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

in fair value until the earlier of the exercise, when the forward contract qualifies for equity treatment, or the expiration of the forward contract.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2021, ended on January 29, 2022, and consisted of 52 weeks. Fiscal 2022 will end January 28, 2023 and will contain 52 weeks. The three and six-month periods ended July 30, 2022 and July 31, 2021 each consisted of 13 and 26 weeks.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. The Company has not adopted any of the optional expedients or exceptions through July 30, 2022, but the Company will continue to evaluate the possible adoption of any such expedients or exceptions and does not expect such adoption to have a material impact on its condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers, which provides guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. This ASU is effective for the Company on January 29, 2023, with early adoption permitted, and shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company is evaluating the effect that the implementation of this standard may have on the Company's condensed consolidated financial statements but does not currently expect the impact to be material.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance to increase the transparency of government assistance transactions with business entities that are accounted for by applying a grant or contribution accounting model. This ASU is effective for the Company's annual financial statements to be issued for the year ended January 28, 2023, with early adoption permitted. The Company expects to adopt this

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

new accounting standard in its Annual Report on Form 10-K for the year ended January 28, 2023 and does not expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

Liquidity and Management’s Plans

When preparing financial statements, management has the responsibility to evaluate if it has adequate liquidity to continue to operate for the next twelve months.  In applying this accounting guidance, the Company considered its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next twelve months. In addition, the company evaluates its history of financial performance, where we have had a historic trend of operating losses which continues to have an unfavorable impact on our overall liquidity.  Most recently, we reported operating losses of $8,841 and $15,354 for the three and six months ended July 30, 2022.  We also reported operating losses for the fiscal years 2021 and 2020.

The Company is also required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.  Violations of certain debt covenants may result in the inability of our Company to borrow unused amounts under the line of credit. On September 12, 2022, the parties to the revolving loan agreement entered in an amendment (the “Seventh Amendment”) which revised the agreement to amend required minimum liquidity and maximum senior debt leverage ratio criteria among other terms and conditions set forth in the Loan Agreement. The Company was in compliance with such amended covenants and expects to be in compliance with applicable financial covenants over the next twelve months, taking into consideration management’s plans disclosed below.

The Company continues to develop plans and take proactive steps to grow its revenues and enhance its operations, which in turn generates the additional cash that the Company uses to offset past operating losses and fund future working capital needs.  These plans include reducing inventory through improved inventory management to increase cash available for working capital needs, pay down of debt using proceeds from the recent capital raise, and capital expenditure savings achieved through workforce reduction strategies.

The Company has concluded that management’s current plan mitigates the unfavorable impact that the factors described above have on the Company’s liquidity. Additional factors considered in our assessment include our current cash on hand, our forecast of future operating results for the next twelve months from the date of this report and the actions we have taken to improve our liquidity.

(3)   Revenue

Revenue Recognition

For revenue in the entertainment and consumer brands reporting segments, revenue is recognized when control of the promised merchandise is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the merchandise, which is upon shipment. For revenue in the Media Commerce Services segment, revenue is recognized when the services are provided to the customer. Revenue is reported net of estimated sales returns, credits and incentives, and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Substantially all the Company’s merchandise sales are single performance obligation arrangements for transferring control of merchandise to customers or providing service to customers.

The Company’s merchandise is generally sold with a right of return for up to a certain number of days after the merchandise is received and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Merchandise returns and other credits including the provision for returns are estimated at contract

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

inception and updated at the end of each reporting period as additional information becomes available. As of July 30, 2022, and January 29, 2022, the Company recorded a merchandise return liability of $5,214 and $8,126, included in accrued liabilities, and a right of return asset of $2,367 and $3,770, included in Prepaid Expenses and Other.

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by segment and significant product group is provided in Note 10 – “Business Segments and Sales by Product Group.”

Accounts Receivable

For its entertainment and consumer brands segments, the Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. Payment is generally required within 30 to 60 days from the purchase date. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise and service sales, receivables from credit card companies, and amounts due from vendors for unsold and returned products and are reflected net of reserves for estimated uncollectible amounts. The Company records accounts receivable at the invoiced amount and does not charge interest on past due invoices. A provision for ValuePay bad debts is provided as a percentage of ValuePay receivables in the period of sale and is based on historical experience and the Company’s judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. As of July 30, 2022 and January 29, 2022, the Company had approximately $33,221 and $47,008 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $2,570 and $3,019.

(4)    Television Broadcast Rights

Television broadcast rights in the accompanying condensed consolidated balance sheets consisted of the following:

	July 30, 2022	January 29, 2022
Television broadcast rights	$146,578	$146,200
Less accumulated amortization	(56,929)	(43,858)
Television broadcast rights, net	$89,649	$102,342

During the first six months of fiscal 2022 and full year fiscal 2021, the Company entered into certain affiliation agreements with television service providers for carriage of its television programming over their systems, including channel placement rights, which ensure the Company keeps its channel position on the service provider’s channel line-up during the term. The Company recorded television broadcast rights of $378 and $102,545 during the first six months of fiscal year 2022 and full year 2021, which represent the present value of payments for the television broadcast rights associated with the channel position placement. Television broadcast rights are amortized on a matching basis over the lives of the individual agreements. The remaining weighted average lives of the television broadcast rights was 4.1 years as of July 30, 2022. Amortization expense related to the television broadcast rights was $5,150 and $13,072 for the three and six-month periods ended July 30, 2022 and $6,100 and $11,200 for the three and six-month periods ended July 31, 2021 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated broadcast rights amortization expense is $12,557 for the remainder of fiscal 2022, $20,090 for fiscal 2023, $20,877 for fiscal 2024, $21,402 for fiscal 2025, $14,723 for fiscal 2026 and $0 thereafter. The liability relating to the television broadcast rights was $102,869 and $113,189 as of July 30, 2022 and January 29, 2022, of which $34,254 and $31,921 was classified as current in the accompanying condensed consolidated balance sheets, respectively. Interest expense related to the television broadcast rights obligation was ($707) and $611 during the three and six-month periods ended July 30, 2022 and $594 and $1,097 during the three and six-month periods ended July 31, 2021.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

In addition to the Company securing broadcast rights for channel position, the Company’s affiliation agreements generally provide that it will pay each operator a monthly service fee, most often based on the number of homes receiving the Company’s programming, and in some cases marketing support payments. Monthly service fees are expensed as distribution and selling expense within the condensed consolidated statements of operations.

(5)    Goodwill and Intangible Assets

Goodwill

The following table presents the changes in goodwill during the six months ended July 30, 2022:

Balance, January 29, 2022	$99,050
Acquisition valuation adjustment	(444)
Foreign currency translation adjustment	(7,543)
Divestiture of business	(1,740)
Balance, July 30, 2022	$89,323

The Company acquired 123.tv in the prior year.  Subsequent to the acquisition 123.tv’s revenues and operating income have been less than originally projected.  The Company believes the high inflation in Germany and uncertain short-term events such as the Russian invasion of Ukraine have created short term shifts in consumer spending habits.  The Company will continue to monitor the financial results of 123.tv and should the financial results continue to fall short of our projections for a prolonged period of time an impairment of long-lived assets may become necessary to record in the future.

The occurrence of risks such as political, regulatory or jurisdictional could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. Specifically, such an occurrence could create a triggering event that would require us to review goodwill and intangible assets for impairment and the potential full or partial write-down of those balances. We cannot be certain that the investment and additional resources required in establishing, acquiring, or integrating operations in other countries will produce desired levels of revenues or profitability.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Finite-lived Intangible Assets

Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

		July 30, 2022			January 29, 2022
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Trademarks and Trade Names	15	$14,919	(692)	$14,227	$14,462	$(451)	$14,011
Technology	4-9	6,645	(507)	6,138	6,524	(752)	5,772
Customer Lists and Relationships	3-14	9,006	(2,364)	6,642	8,689	(619)	8,070
Vendor Exclusivity	5	193	(125)	68	193	(106)	87
Total finite-lived intangible assets		$30,763	$(3,688)	$27,075	$29,868	$(1,928)	$27,940

Intangible assets, net in the accompanying condensed consolidated balance sheets consist of trade names, technology, customer lists and a vendor exclusivity agreement primarily related to the various acquisitions the Company completed in fiscal 2021 and 2019. Amortization expense related to the finite-lived intangible assets was $777 and $0 for the three-month periods ended July 30, 2022 and July 31, 2021 and $1,572 and $273 for the six-month period ended July 30, 2022 and July 31, 2021. Estimated amortization expense is $1,528 for the remainder of fiscal 2022, $3,003 for fiscal 2023, $2,807 for fiscal 2024, $2,627 for fiscal 2025, and $2,166 for fiscal 2026 and $14,944 thereafter.

(6)   Credit Agreements

The Company’s long-term credit facilities consist of:

	July 30, 2022	January 29, 2022
Revolving Loan due July 31, 2024, principal amount	$62,643	$60,216
8.5% Senior Unsecured Notes, due 2026, principal amount	80,000	80,000
Real Estate Financing term loan due July 31, 2024, principal amount	28,500	28,500
Seller notes:
Seller note due in annual installments, maturing in November 2023, principal amount	18,409	20,062
Seller note due in quarterly installments, maturing in December 2023, principal amount	6,000	8,000
Total seller notes	24,409	28,062
Convertible Debt	3,100	—
Total debt	198,652	196,778
Less: unamortized debt issuance costs	(6,623)	(7,607)
Less: unamortized debt discount	(175)	—
Plus: unamortized debt premium	1,218	1,292
Total carrying amount of debt	193,072	190,463
Less: current portion of long-term debt	(16,595)	(14,031)
Long-term debt, net	$176,477	$176,432

Convertible Debt

On April 18, 2022, the Company entered into a securities purchase agreement (with Growth Capital Partners, LLC (“GCP”), for the purchase and sale of an unsecured promissory note (the “GCP Note”) in the original aggregate principal amount of $10,600, which may, at the Company’s discretion, be settled in cash or at a premium into shares of the Company’s common stock, in a private placement upon the terms and subject to the limitations and conditions set forth in the GCP Note. The aggregate purchase price of the GCP Note was $10,000, which reflects an original issue discount of $600. On May 17, 2022, the Company paid off $7,500 of the GCP Note.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

The GCP Note accrues interest at 7% per annum, unless an event of default has occurred and is continuing, at which time at the election of the GCP, interest would accrue at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The GCP Note is scheduled to mature on May 18, 2023. Beginning six months after the purchase date, GCP will have the right, exercisable at any time in its sole and absolute discretion, to redeem all or any portion of the GCP Note, subject to a maximum monthly redemption amount of $1,500. As such, the entirety of the GCP Note is included in the current portion of long-term debt line item of the accompanying financial statements.

Interest expense recorded under the GCP Note was $116 and $116 for the three and six-month periods ended July 30, 2022.

Debt discount and issuance costs, net of amortization, relating to the GCP Note were $211 as of July 30, 2022 and are included as a direct reduction to the GCP Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the 13-month term of the GCP Note at an effective interest rate of 23.5%. The Company recorded a loss on debt extinguishment of $884 including $509 of debt issuance costs.

8.50% Senior Unsecured Notes

On September 28, 2021, the Company issued and sold $80,000 aggregate principal amount of the 2026 Notes pursuant to a registered public offering under a shelf registration statement. The Company received related net proceeds of $73,700 after deducting the underwriting discount and estimated offering expenses payable by the Company (including fees and reimbursements to the underwriters). The 2026 Notes were issued under an indenture, dated September 28, 2021 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated September 28, 2021 (the “Supplemental Indenture,” and the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), between the Company and the Trustee. The 2026 Notes were denominated in denominations of $25.00 and integral multiples of $25.00 in excess thereof.

The 2026 Notes pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year, and will mature on September 30, 2026.

The 2026 Notes are the senior unsecured obligations of the Company. There is no sinking fund for the 2026 Notes. The 2026 Notes are the obligations of iMedia Brands, Inc. only and are not obligations of, and are not guaranteed by, any of the Company’s subsidiaries. The Company may redeem the 2026 Notes for cash in whole or in part at any time at its option (i) on or after September 30, 2023 and prior to September 30, 2024, at a price equal to $25.75 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after September 30, 2024 and prior to September 30, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after September 30, 2025 and prior to maturity, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption. The Indenture provides for events of default that may, in certain circumstances, lead to the outstanding principal and unpaid interest of the 2026 Notes becoming immediately due and payable. If a Mandatory Redemption Event (as defined in the Supplemental Indenture) occurs, the Company will have an obligation to redeem the 2026 Notes, in whole but not in part, within 45 days after the occurrence of the Mandatory Redemption Event at a redemption price in cash equal to $25.50 per note plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Company used all the net proceeds from the offering to fund its closing cash payment in connection with the acquisition of 1-2-3.tv Invest GmbH and 1-2-3.tv Holding GmbH (collectively with their direct and indirect subsidiaries, the “1-2-3.tv Group”), and any remaining proceeds for working capital and general corporate purposes, which included payments related to the acquisition.

Interest expense recorded under the 8.50% Senior Unsecured Notes was $2,036 and $4,073 for the three and six-month periods ended July 30, 2022 and $0 for the three and six-month periods ended July 31, 2021.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Debt issuance costs, net of amortization, relating to the Senior Unsecured Notes were $5,291 and $5,925 as of July 30, 2022, and January 29, 2022, respectively and are included as a direct reduction to the 2026 Notes liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the five-year term of the 2026 Notes at an effective interest rate of 10.1%.

Revolving Loan

The Company and certain of its subsidiaries, as borrowers, are party to a loan and security agreement (as amended, the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement was originally entered into on July 30, 2021, has a three-year term and provides for up to a $80,000 revolving loan. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000 which, upon issuance, would be deemed advances under the revolving loan. Proceeds of borrowings were used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by substantially all its assets and the assets of its subsidiaries as further described in the Loan Agreement.

On April 18, 2022, the parties to the Loan Agreement entered an amendment (the “Fourth Amendment”), which revised the agreement to consent to enter into the securities purchase agreement with GCP and sell the GCP Note.

On May 6, 2022, the parties to the Loan Agreement entered an amendment (the “Fifth Amendment”), which revised the agreement to add iMDS as a new borrower and amend certain terms and conditions set forth in the Loan Agreement.

On May 27, 2022, the parties to the Loan Agreement entered an amendment (the “Sixth Amendment”), which revised the agreement to consent to the repayment of the short-term loan advanced by 1-2-3.TV GmbH in the amount of $1,500. The Sixth Amendment also amended the required minimum liquidity and maximum senior debt leverage ratio criteria among other terms and conditions set forth in the Loan Agreement.

On September 12, 2022, the parties to the Loan Agreement entered an amendment (the “Seventh Amendment”), which revised the agreement to amend required minimum liquidity and maximum senior debt leverage ratio criteria among other terms and conditions set forth in the Loan Agreement.

Subject to certain conditions, borrowings under the Loan Agreement bear interest at 4.50% plus the LIBOR for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. There is a floor for LIBOR of 0.50%. As of the Sixth Amendment, LIBOR was replaced with the Secured Overnight Financing Rate.

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

As of July 30, 2022, the Company had total borrowings of $62,643 under its revolving loan with Siena. Remaining available capacity under the revolving loan as of July 30, 2022 was approximately $534, which provided liquidity for working capital and general corporate purposes. As of July 30, 2022, the Company was in compliance with applicable financial covenants of the Revolving Loan and expects to be in compliance with applicable financial covenants over the next twelve months.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Interest expense recorded under the Revolving Loan was $1,192 and $2,222 for the three and six-month periods ended July 30, 2022 and $0 for the three and six-month periods ended July 31, 2021.

Deferred financing costs, net of amortization, relating to the revolving loan were $2,635 and $2,411 as of July 30, 2022 and January 29, 2022 and are included within other assets within the accompanying condensed consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the Loan Agreement.

Real Estate Financing

On July 30, 2021, two of the Company’s subsidiaries, VVI Fulfillment Center, Inc. and EP Properties, LLC, as borrowers, and the Company, as guarantor, entered a promissory note secured by mortgages (the “GreenLake Note”) with GreenLake Real Estate Finance LLC (“GreenLake”) whereby GreenLake agreed to make a secured term loan (the “Term Loan”) to the borrowers in the original amount of $28,500. The GreenLake Note is secured by, among other things, mortgages encumbering the Company’s owned properties in Eden Prairie, Minnesota and Bowling Green, Kentucky (collectively, the “Mortgages”) as well as other assets as described in the GreenLake Note. Proceeds of borrowings shall be used to (i) pay fees and expenses related to the transactions contemplated by the GreenLake Note, (ii) make certain payments approved by GreenLake to third parties, and (iii) provide for working capital and general corporate purposes of the Company. The Company has also pledged the stock that it owns in the Borrowers to secure its guarantor obligations.

The GreenLake Note is scheduled to mature on July 31, 2024. The borrowings, which include all amounts advanced under the GreenLake Note, bear interest at 10.00% per annum or, at the election of the Lender upon no less than 30 days prior written notice to the borrowers, at a floating rate equal to the prime rate plus 200 basis points.

The GreenLake Note was able to be prepaid in full (but not in part) before July 30, 2022 (the “Lockout Date”) upon payment of a prepayment premium equal to the amount of interest that would have accrued from the date of prepayment through the Lockout Date. Since the Lockout Date, the GreenLake Note may be prepaid in full or in any installment greater than or equal to $100,000 without any prepayment penalty or premium on 90 days’ prior written notice from borrowers to GreenLake.

The GreenLake Note contains customary representations and warranties and financial and other covenants and conditions, including, a requirement that the borrowers comply with all covenants set forth in the Loan Agreement described above. The GreenLake Note also contains certain customary events of default.

As of July 30, 2022, there was $28,500 outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

Interest expense recorded under the GreenLake Note was $889 and $1,777 for the three and six-month periods ended July 30, 2022 and $0 for the three and six-month periods ended July 31, 2021.

Debt issuance costs, net of amortization, relating to the GreenLake Note were $1,345 and $1,682 as of July 30, 2022, and January 29, 2022, respectively and are included as direct reductions to the GreenLake Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the GreenLake Note at an effective interest rate of 12.4%.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Seller Notes

On November 5, 2021 the Company issued an unsecured promissory note in the amount of $20,800 as a component of consideration paid to the seller for our acquisition of 1-2-3.tv. The seller note is payable as follows: $2,557 in November 2022, $6,648 in February 2023, and the balance in November 2023. The seller note bears interest at a rate of 8.50%. $18,409 was outstanding as of July 30, 2022. Interest expense recorded under the seller note was $400 and $817 for the three and six-months ended July 30, 2022.

On July 30, 2021, the Company issued a $10,000 unsecured promissory note as a component of consideration paid to seller for our acquisition of Synacor’s Portal and Advertising business. The seller note is payable in $1,000 quarterly installments, maturing on December 31, 2023. The seller notes bear interest at rates between 6% and 11% depending upon the period outstanding. $6,000 is outstanding as of July 30, 2022. Interest expense recorded under the seller note was $62 and $176 for the three and six-months ended July 30, 2022.

Maturities

The aggregate maturities of borrowings outstanding under the Company’s long-term debt obligations as of July 30, 2022 were as follows:

	Seller	Real Estate		8.5% Senior	Convertible
Fiscal year	Notes	Financing	Revolving Loan	Unsecured Notes	Debt	Total
2022	$4,295	$—	$—	$—	$—	$4,295
2023	20,114	—	—	—	3,100	23,214
2024	—	28,500	62,643	—	—	91,143
2025	—	—	—	—	—	—
2026	—	—	—	80,000	—	80,000
Total amount due	$24,409	$28,500	$62,643	$80,000	$3,100	$198,652

Less: unamortized debt issuance costs and debt discount	—	(1,345)	—	(5,291)	(162)	(6,798)
Plus: unamortized debt premium	1,218	—	—	—	—	1,218
Total carrying amount of debt	$25,627	$27,155	$62,643	$74,709	$2,938	$193,072

Restricted Cash

The Company is required to keep cash in a restricted account to secure letters of credit to purchase inventory as well as to secure the Company’s corporate purchasing card program. The Company had $1,575 and $1,893 in restricted cash accounts as of July 30, 2022, and January 29, 2022.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

The valuation for the 8.50% Senior Unsecured Notes due 2026 (the “2026 Notes”) is based on the quoted prices in active markets for identical assets, a Level 1 input. The 2026 Notes (Nasdaq: IMBIL) are listed on the Nasdaq stock exchange, which the Company considers to be an “active market,” as defined by GAAP. Therefore, the 2026 Notes are measured based on quoted prices in an active market and included as Level 1 fair value instruments in the table below.

The carrying amount of the Siena revolving loan (“as described in Note 7 – “Credit Agreements”) approximate its fair values as its variable interest rates are based on prevailing market rates, which are a Level 2 input. The carrying amounts of the GreenLake Note, GCP note, and seller notes (each as described in Note 7 – “Credit Agreements”) reasonably approximate their fair values because their interest rates are similar to market rates for similar instruments, which are Level 2 inputs.

The Company’s financial instruments are listed with their fair values below as of July 30, 2022 and January 29, 2022:

		Fair Value Measurements at July 30, 2022
		Total	Level 1	Level 2	Level 3
Liabilities:
	Revolving loan	$62,643	$—	$62,643	$—
	8.5% Senior unsecured notes (IMBIL)	41,600	41,600	—	—
	GreenLake Note	28,500	—	28,500	—
	Seller notes	25,627	—	25,627	—
	GCP note	3,100	—	3,100	—
	Contingent consideration	2,741	—	—	2,741

		Fair Value Measurements at January 29, 2022
		Total	Level 1	Level 2	Level 3
Liabilities:
	Revolving loan	$60,216	$—	$60,216	$—
	8.5% Senior unsecured notes (IMBIL)	70,176	70,176	—	—
	GreenLake Note	28,500	—	28,500	—
	Seller notes	29,354	—	29,354	—
	Contingent consideration	3,097	—	—	3,097

The Company valued the contingent consideration based on a Monte Carlo valuation method. Significant inputs used in the model includes certain financial metric growth rates, volatility rates, projections associated with the applicable contingency, the interest rate, and the related probabilities and payment structure, which are not observable in the market and are therefore considered to be Level 3 inputs.

Balance, January 29, 2022	$3,097
Foreign currency translation adjustment	(356)
Balance, July 30, 2022	$2,741

(8)   Shareholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 40,000,000 shares of common stock and 10,000,000 shares of capital stock, of which 400,000 shares are designated as Series A Junior Participating Cumulative Preferred Stock, and the remaining 9,600,000 shares have been designated as additional shares of common stock, for a total of 49,600,000 authorized shares of common stock. As of July 30, 2022, no shares of preferred stock were issued or outstanding and 25,482,389 shares of common stock were issued and outstanding. The board

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

of directors may de-designate or establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Loan Agreement.

Public Offerings

On June 9, 2021, the Company completed a public offering, in which the Company issued and sold 4,830,918 shares of our common stock at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $39,955. The Company has used the proceeds for general working capital purposes, including potential acquisitions of businesses and assets that are complementary to our operations.

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

May 2022 Private Placement Securities Purchase Agreement

On May 11, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers: (i) 4,136,001 shares of its common stock, at an offering price of $3.07 per share, (ii) pre-funded warrants to purchase 3,763,022 shares of its common stock at an offering price of $3.0699 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share offering price of its common stock less the $0.0001 per share exercise price for each pre-funded warrant and (iii) warrants to purchase up to an additional 7,899,023 shares of its common stock in the future, with a per share exercise price of $2.94 (the “Common Warrants”), which only became exercisable for common stock upon receipt of shareholder approval of an increase in the number of authorized shares of the Company’s common stock from 29,600,000 to 49,600,000 pursuant to an amendment to the Company’s Articles of Incorporation, which the Company obtained at the 2022 annual meeting of shareholders on June 14, 2022 (the “Charter Amendment”), and will be exercisable until the earlier of (a) five years from the date of receiving shareholder approval of the Charter Amendment and (b) six years from the date of warrant issuance. Of these securities, 97,720 Shares and 97,720 Common Warrants were purchased by Craig-Hallum Capital Group LLC (the “Placement Agent”) at a purchase price of $3.07.

On May 16, 2022, the initial closing occurred with the issuance of 2,280,000 Common Shares, 3,257,459 Pre-Funded Warrants, and 5,537,459 Common Warrants to a single investor in exchange for approximately $15,763 of cash net of issuance costs of $1,237 which have been expensed in the statements of operations.

On July 22, 2022, the second closing occurred with the issuance of 1,123,102 Common Shares, 505,563 Pre-funded Warrants, and 1,628,665 Common Warrants to all other investors for approximately $4,998 of cash, following the shareholder approval of the Charter Amendment on June 14, 2022.

The Company determined the Securities Purchase Agreement represented a forward contract to each holder (each, a “Forward Contract”). On May 11, 2022, the Company determined 2,852,780 of the Common Warrants met the requirements to be classified within stockholder’s equity under ASC 815, “Derivatives and Hedging.”

Further, as of May 11, 2022, the Company determined it did not have sufficient authorized shares available for all of the equity instruments issued in connection with the SPA to be classified in stockholders’ equity. As such, 2,684,679 Common Warrants and 5,942,138 Prefunded Warrants that were issued on May 16, 2022 were liability-classified. Therefore, the fair value of these warrants was allocated to such liability-classified Forward Contract, with the residual proceeds being allocated to equity for the Common Stock and equity-classified Common Warrants. Changes in the fair values of the liability-classified Forward Contracts were recognized at fair value through earnings until June 14, 2022 , when the warrants met the requirements to be classified in stockholder’s equity.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

On June 14, 2022, the Company increased the number of authorized shares through the adoption of the Charter Amendment and, as such, reclassified the remaining amount of the warrant liability to stockholders’ equity.

The Company estimated the fair value of the contract liability based on a Black Scholes valuation model for Common Warrants and market price for Common Shares and Pre-Funded Warrants. The key assumptions used consist of the price of the Company’s stock, a risk-free interest rate based on the average yield of a five- or six-year Treasury note (based on remaining term of the related warrants) and expected volatility of the Company’s common stock over the remaining contractual life of the warrants. For the three and six-month period ended July 30, 2022 the Company recognized a gain on the change in fair value of contract liability of $1,937 net of issuance costs of $1,237.

Warrants Outstanding

As of July 30, 2022, the Company had outstanding warrants to purchase 12,356,054 shares of the Company’s common stock, of which 12,356,054 were fully exercisable. The warrants expire approximately five to six years from the date of grant except for 3,763,022 of pre-funded warrants which do not have an expiration. The following table summarizes information regarding warrants outstanding at July 30, 2022:

	Warrants	Warrants	Exercise Price
Grant Date	Outstanding	Exercisable	(Per Share)	Expiration Date
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	367,197	$2.66	April 14, 2025
May 22, 2020	122,398	122,398	$2.66	April 14, 2025
June 8, 2020	122,399	122,399	$2.66	April 14, 2025
June 12, 2020	122,398	122,398	$2.66	April 14, 2025
July 11, 2020	244,798	244,798	$2.66	April 14, 2025
May 16, 2022	5,537,459	5,537,459	$2.94	May 14, 2028
May 16, 2022	3,257,459	3,257,459	$0.0001	N/A
July 22, 2022	97,720	97,720	$2.94	July 20, 2028
July 22, 2022	1,628,665	1,628,665	$2.94	July 20, 2028
July 22, 2022	505,563	505,563	$0.0001	N/A

Commercial Agreement with Shaquille O’Neal

On November 18, 2019, the Company entered into a commercial agreement (“Shaq Agreement”) and restricted stock unit award agreement (“RSU Agreement”) with ABG-Shaq, LLC (“Shaq”) pursuant to which certain products would be sold bearing certain intellectual property rights of Shaquille O’Neal on the terms and conditions set forth in the Shaq Agreement. In exchange for such services and pursuant to the RSU Agreement, the Company issued 400,000 restricted stock units to Shaq that vest in three separate tranches. The first tranche of 133,333 restricted stock units vested on November 18, 2019, which was the date of grant. The second tranche of 133,333 restricted stock units vested February 1, 2021 and the final tranche of 133,334 restricted stock units vested on February 1, 2022. Additionally, in connection with the Shaq Agreement, the Company entered into a registration rights agreement with respect to the restricted stock units pursuant to which the Company agreed to register the common stock issuable upon settlement of the restricted stock units in accordance with the terms and conditions therein. The restricted stock units each settle for one share of the Company’s common stock. The aggregate market value on the date of the award was $2,595 and is being amortized as cost of sales over the three-year commercial term. The estimated fair value is based on the grant date closing price of the Company’s stock.

Compensation expense relating to the restricted stock unit grant was $216 and $216 for the second quarter of fiscal 2022 and fiscal 2021, respectively, and $432 and $432 for the first six months of fiscal 2022 and 2021, respectively. As of July 30, 2022 there was $432

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

of total unrecognized compensation cost related to the award. That cost is expected to be recognized over a weighted average period of 0.50 years.

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

Stock-Based Compensation - Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $59 and $33 for the second quarters of fiscal 2022 and fiscal 2021 and $116 and $52 for the first six months of fiscal 2022 and 2021. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

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

Fiscal 2022
Expected volatility:	82-83%
Expected term (in years):	6 years
Risk-free interest rate:	2.4-2.7%

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

A summary of the status of the Company’s stock options outstanding as of July 30, 2022 and changes during the six months then ended is as follows:

	2020 Plan		2011 Plan		2004 Plan
	Option	Weighted Average	Option	Weighted Average	Option	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance outstanding, January 29, 2022	147,500	$7.33	25,700	$10.04	3,000	$53.49
Granted	51,000	$3.44	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(28,500)	$6.31	(10,000)	$10.87	—	$46.20
Balance outstanding, July 30, 2022	170,000	$6.33	15,700	$9.51	3,000	$54.70
Options exercisable at July 30, 2022	18,000	$8.92	15,700	$9.51	3,000	$54.70

The following table summarizes information regarding stock options outstanding as of July 30, 2022:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
Option Type	Shares	Price	Life (Years)	Value	Shares	Price	Life (Years)	Value
2020 Plan	170,000	$6.33	9.1	$—	149,800	$6.36	9.1	$—
2011 Plan	15,700	$9.51	5.6	$—	15,700	$9.51	5.6	$—
2004 Plan	3,000	$54.70	1.6	$—	3,000	$54.70	1.6	$—

The weighted average grant-date fair value of options granted in the first and second quarters of fiscal 2022 was $4.20 and $2.45, respectively. The total intrinsic value of options exercised during the first and second quarters of fiscal 2022 and fiscal 2021 was $0. As of July 30, 2022, total unrecognized compensation cost related to stock options was $420 and was expected to be recognized over a weighted average period of approximately 2.0 years.

Stock-Based Compensation - Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $549 and $53 for the second quarters of fiscal 2022 and fiscal 2021 and $960 and $246 for the first two quarters of fiscal 2022 and 2021. As of July 30, 2022, there was $3,393 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.1 years. The total fair value of restricted stock units vested during the first six months of fiscal 2022 and fiscal 2021 was $958 and $1,255. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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

The Company granted 76,900 performance share units to the Company’s Chief Executive Officer as part of the Company’s long-term incentive program during the first quarter of fiscal 2021. The number of shares earned was based on the Company’s achievement of pre-established goals for sales growth over the measurement period from January 31, 2021 to January 29, 2022. Any earned

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

performance share units will vest on February 3, 2024, so long as the executive’s service has been continuous through the vest date. The number of units that may be earned and become eligible to vest pursuant to this award can be between 0% and 200% of the target number of performance share units. The Company recognizes compensation expense on these performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. The grant date fair value of these performance share units is based on the grant date closing price of the Company’s stock.

The Company granted 181,900 performance share units to the Company’s Chief Executive Officer as part of the Company’s long-term incentive program during the first quarter of fiscal 2020. The number of shares earned was based on the Company’s achievement of pre-established goals for liquidity over the measurement period from February 2, 2020 to January 30, 2021. Any earned performance share units will vest on January 28, 2023, so long as the executive’s service has been continuous through the vest date. The number of units that may be earned and become eligible to vest pursuant to this award can be between 0% and 125% of the target number of performance share units. The Company recognizes compensation expense on these performance share units ratably over the requisite performance period of the award to the extent management views the performance goals as probable of attainment. The grant date fair value of these performance share units is based on the grant date closing price of the Company’s stock.

A summary of the status of the Company’s non-vested restricted stock unit activity as of July 30, 2022 and changes during the six-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, January 29, 2022	57,800	$3.47	1,031,300	$7.46	222,900	$4.13	1,312,000	$6.72
Granted	—	$—	975,600	$3.74	36,400	$1.69	1,012,000	$3.67
Vested	—	$—	(450,500)	$6.67	—	$—	(450,500)	$6.67
Forfeited	—	$—	(67,100)	$5.26	—	$—	(67,100)	$5.26
Expired	(12,500)	$5.07	—	$—	—	$—	(12,500)	$5.07
Non-vested outstanding, July 30, 2022	45,300	$3.02	1,489,300	$5.36	259,300	$3.79	1,793,900	$5.07

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to shareholders	$(12,691)	$(4,249)	$(24,587)	$(7,476)
Earnings allocated to participating share awards	—	—	—	—
Net loss attributable to common shares — Basic and diluted	$(12,691)	$(4,249)	$(24,587)	$(7,476)
Denominator:
Weighted average number of common shares outstanding — Basic (a) (b)	26,662,037	19,101,652	24,181,920	17,314,317
Dilutive effect of stock options, non-vested shares and warrants	—	—	—	—
Weighted average number of common shares outstanding — Diluted	26,662,037	19,101,652	24,181,920	17,314,317
Net loss per common share	$(0.48)	$(0.23)	$(1.02)	$(0.45)
Net loss per common share — assuming dilution	$(0.48)	$(0.23)	$(1.02)	$(0.45)
(a)	For the three and six-month periods ended July 30, 2022, the basic earnings per share computation included 3,763,022 outstanding fully paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share. For the three and six-month periods ended July 31, 2021 the basic earnings per share computation included 21,000 outstanding fully paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share.
(b)	Common warrants which are considered participating securities of 7,263,884 have been excluded because the Company had a net loss for the three and six-month periods ended July 30, 2022.

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

Entertainment Segment – The entertainment segment is comprised of its television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, and 1-2-3.tv.

●	ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories, directly to consumers 24 hours a day, 365 days a year using engaging interactive video.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

●	ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men.
●	ShopHQHealth, which launched in the third quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.
●	1-2-3.tv, which was acquired in November 2021, is the German interactive media company with proprietary live and automated auctions with a mix of products shipped directly to customers homes.

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

Consumer Brands Segment – The consumer brands segment is comprised of C&B and JW.

●	Christopher & Banks – The Company’s flagship consumer brand, C&B was founded in 1956 and is a brand that specializes in offering women’s value-priced apparel and accessories that cater to women of all sizes, from petite to missy to plus sizes. Its internally designed, modern and comfortable apparel and accessories provide customers with an exclusive experience. The brand was acquired by us from Hilco Capital in March 2021. C&B’s omni-channel business model includes digital advertising driven online revenue, five brick and mortar retail stores, direct-to-consumer catalogs and a growing wholesaling business driven primarily by C&B’s television programming on our entertainment networks.
●	J.W. Hulme Company – JW was founded in 1905 and is an iconic brand offering men and women high quality accessories made by craftswomen and craftsmen the world over. The brand was acquired by the Company in 2019. JW’s omni-channel business model includes one brick and mortar retail stores, direct-to-consumer catalogs, digital advertising driven online revenue and a growing wholesaling business driven primarily by JW’s television programming on our entertainment networks.

Media Commerce Services Segment – The media commerce services segment is comprised of iMedia Digital Services (“iMDS”) (“iMDS”), and Float Left (“FL”).

●	iMedia Digital Services – The Company’s flagship media commerce service brand is iMDS, which is a digital advertising platform specializing in engaging shopping enthusiasts online and in OTT marketplaces. iMDS’s suite of services includes its Retail Media Exchange (“RME”) and value-added services (“VAS”). iMDS’s growth strategy is driven by its ability to differentiate its advertising platform by offering solutions that include our first-party shopping enthusiast data created continually by our entertainment and consumer brand segments. iMDS is primarily comprised of Synacor’s Portal and Advertising business, which the Company acquired in July of 2021.
●	Float Left – FL is an OTT SaaS app platform that offers media and consumer brands the digital tools they need to deliver engaging television experiences to their audiences within the OTT and ConnectedTV ecosystems. FL offers custom, natively built solutions for Roku, Fire TV, Apple TV, Web, iOS and Android Mobile, and various smart TVs. Its growth strategy is driven by its ability to integrate iMDS’s advertising operations within its OTT SaaS platform and continue to deliver sophisticated end-to-end OTT apps. FL was acquired by us in 2019.

The Company does not allocate assets between the segments for its internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the first six months of fiscal 2022 and fiscal 2021. The

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to its operating segments based on their estimated usage and based on how the Company manages the business.

Net Sales by Segment and Significant Product Groups

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Entertainment:
Jewelry & Watches	$41,013	$41,169	$89,401	$84,755
Health, Beauty & Wellness	20,666	24,422	45,512	47,692
Home	17,894	12,157	40,957	27,356
Fashion & Accessories	16,792	12,872	37,757	25,813
Other (primarily shipping & handling revenue)	13,523	10,948	26,834	22,414
Total entertainment revenues	$109,888	$101,568	$240,461	$208,030
Consumer Brands:
Fashion & Accessories	$9,574	$8,673	$20,471	$12,867
Home	458	1,704	1,807	2,553
Jewelry & Watches	38	65	179	202
Other (primarily shipping & handling revenue)	359	(24)	671	(102)
Total consumer brand revenues	$10,429	$10,418	$23,128	$15,520
Media Commerce Services:
Advertising & Search	12,916	1,456	24,189	3,094
Total media commerce services revenues	$12,916	$1,456	$24,189	$3,094
Total consolidated revenues	$133,233	$113,442	$287,778	$226,644

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Performance Measures by Segment

			Media
		Consumer	Commerce
	Entertainment	Brands	Services	Consolidated
Three Months Ended July 30, 2022:
Net Sales	$109,888	$10,429	$12,916	$133,233
Gross Margin	40,194	4,923	3,296	48,413
Operating Income (loss)	(12,949)	2,623	1,485	(8,841)

Three Months Ended July 31, 2021:
Net Sales	$101,568	$10,418	$1,456	$113,442
Gross Margin	41,672	5,773	541	47,986
Operating Income (loss)	(3,311)	1,200	(258)	(2,369)

Six Months Ended July 30, 2022:
Net Sales	$240,461	$23,128	$24,189	$287,778
Gross Margin	92,430	10,754	6,566	109,750
Operating Income (loss)	(22,124)	4,450	2,320	(15,354)

Six Months Ended July 31, 2021:
Net Sales	$208,030	$15,520	$3,094	$226,644
Gross Margin	84,636	8,076	1,281	93,993
Operating Income (loss)	(4,812)	519	(127)	(4,420)

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

Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan to preserve the value of certain deferred tax benefits, including those generated by net operating losses. On July 10, 2015, the Company declared a dividend distribution of one purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on July 23, 2015 and issuable as of that date. On July 13, 2015, the Company entered a Shareholder Rights Plan (the “Rights Plan”) with Wells Fargo Bank, N.A., a

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

national banking association, with respect to the Rights. Except in certain circumstances set forth in the Rights Plan, each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $0.01 par value of the Company (“Preferred Stock” and each one one-thousandth of a share of Preferred Stock, a “Unit”) at a price of $90.00 per Unit. On June 14, 2022, the Company’s shareholders re-approved the Rights Plan at the 2022 annual meeting of shareholders. The Rights Plan will expire on the close of business on the date of our annual meeting of shareholders to be held in 2025, unless the Rights Plan is re-approved by shareholders at that annual meeting of shareholders.

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

Pursuant to the Famjams Agreement, the Company agreed to issue to Famjams $1,500 of RSUs, priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the Famjams Agreement – a total of 147,347 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. Famjams also agreed to provide the Company with a revolving loan in the amount of $2,000 during the term of the Famjams Agreement. The $1,500 aggregate market value on the date of the award is being amortized as cost of sales over the five-year commercial term.

The Company also agreed, pursuant to the Famjams Agreement, provided cash of $6,000 to Famjams to be used as working capital by Famjams. This deposit will bear interest in the amount of 5% per annum and will become due and payable in full at the end of the term of the Famjams Agreement, or if the Famjams Agreement is extended for a five-year period, at the end of such renewal period. In the event of a default, the Company agreed that the intellectual property and trademarks associated with the Famjams products subject to the Famjams Agreement pledged as collateral fully satisfies any due and owing working capital amount owed by Famjams to the Company. Famjams is an affiliate of Michael Friedman, a director of the Company.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Pursuant to the IWCA Agreement, the Company agreed to issue to IWCA $4,500 of RSUs, priced at the closing bid price of the Company’s common stock on the Nasdaq Capital Market on the trading date immediately preceding the date of the IWCA Agreement – a total of 442,043 RSUs. One-fifth of the RSUs will vest annually, beginning on June 9, 2021 and ending on June 9, 2025. IWCA also agreed to provide the Company with a revolving loan in the amount of $3,000 during the first, second and third quarters of each of the Company’s fiscal years during the term of the IWCA Agreement and $4,000 during the fourth quarter of each of the Company’s fiscal years during the term of the IWCA Agreement. IWCA is an affiliate of Eyal Lalo, the Company's Vice Chair.

On April 14, 2020, the Company entered into a common stock and warrant purchase agreement with certain individuals and entities, pursuant to which the Company sold shares of the Company’s common stock and issued warrants to purchase shares of the Company’s common stock in a private placement. Details of the common stock and warrant purchase agreement are described in Note 8 - "Shareholders’ Equity." The purchasers consist of the following: Invicta Media Investments, LLC, Michael and Leah Friedman and Hacienda Jackson LLC. Invicta Media Investments, LLC purchased 734,394 shares of the Company’s common stock and a warrant to purchase 367,196 shares of the Company’s common stock for an aggregate purchase price of $1,500. Michael and Leah Friedman purchased 727,022 shares of the Company’s common stock and a warrant to purchase 367,196 shares of the Company’s common stock for an aggregate purchase price of $1,500. Sterling Time has standard payment terms with 90-day aging from receipt date for all purchase orders. If the Company’s accounts payable balance to Sterling Time exceeds (a) $3,000 in any given week during the Company’s first three fiscal quarters through May 31, 2022 or (b) $4,000 in any given week during the Company’s fourth fiscal quarters of fiscal 2020 and fiscal 2021, the Company will pay the accounts payable balance owed to Sterling Time that is above these stated amounts. Following May 31, 2022, the Company’s payment terms revert to standard 90-day aging terms as previously described.

On August 28, 2020, Invicta Media Investments, LLC purchased 256,000 shares of the Company’s common stock pursuant to the Company’s public equity offering.

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, in the aggregate amount of $18,521 and $49,376 during the first six months of fiscal 2022 and fiscal 2021. As of July 30, 2022, and January 29, 2022, the Company had a net trade receivable balance owed by Sterling Time of $3,755 and $1,356.

Transactions with Retailing Enterprises

As of July 30, 2022 and January 29, 2022, the Company had a net trade receivable balance owed by Retailing Enterprises, LLC of $251 and $251 relating to warehouse services provided by the Company. As of July 30, 2022 and January 29, 2022, the Company accrued commissions of $43 and $225 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, in the aggregate amount of $13,911 and $34,671 during the six months of 2022 and 2021. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $0 and $4 during the six months of 2022 and 2021. As of July 30, 2022, and January 29, 2022, the Company had a net trade receivable balance owed by Famjams Trading of $5,092 and $4,974.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, in the aggregate amount of $95 and $- during the first six months of fiscal 2022 and 2021. As of July 30, 2022 and January 29, 2022, the Company had a net trade payable balance owed to TWI Watches of $134 and $151.

Transactions with The Hub Marketing Services, LLC

The Company received marketing services from The Hub Marketing Services, LLC, an affiliate of Mr. Lalo, in exchange for payments in the aggregate amount of $240 and $380 during the first six months of fiscal 2022 and fiscal 2021. As of July 30, 2022 and January 29, 2022, the Company had a net trade payable balance owed to The Hub Marketing Services, LLC of $120 and $0.

(14)  Restructuring Costs

During the second quarter of fiscal 2022, the Company implemented an additional cost optimization initiative. As a result of the second quarter fiscal 2022 cost optimization initiative, the Company recorded restructuring charges of $2,939 for the six-month period ended July 30, 2022, which relate primarily to severance associated with the additional consolidation and elimination of positions across all the Company’s reportable segments. These initiatives were substantially complete as of July 30, 2022.

The following table summarizes the significant components and activity under the restructuring program for the six-month period ended July 30, 2022:

	Balance at			Balance at
	January 29, 2022	Charges	Cash Payments	July 30, 2022
Severance	$557	$2,124	$(1,593)	$1,088
Other incremental costs	—	815	(815)	—
	$557	$2,939	$(2,408)	$1,088

The liability for restructuring accruals is included in accrued liabilities within the accompanying condensed consolidated balance sheets.

(15)  Business Acquisitions - Divestitures

Acquisitions

1-2-3.tv Group

On November 5, 2021, the Company and its wholly-owned subsidiary iMedia &1-2-3.tv Holding GmbH (the “Subsidiary”) closed on the acquisition of 1-2-3.tv Group from Emotion Invest GmbH & Co. KG, BE Beteiligungen Fonds GmbH & Co. geschlossene Investmentkommanditgesellschaft and Iris Capital Fund II (collectively, the “1-2-3.tv Sellers”).

At the closing of the acquisition, the Company acquired 1-2-3.tv Group from the Sellers for an aggregate purchase price of EUR 89,680 ($103,621 based on the November 5, 2021 exchange rate) (the “Enterprise Value”). The Company paid to the Sellers EUR 1,832 ($2,117 based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s cash on-hand as of July 31, 2021 and EUR 966 ($1,116 based on the November 5, 2021 exchange rate) for the 1-2-3.tv Group’s excess working capital above the 1-2-3.tv Group’s trailing twelve-month average as of July 31, 2021. The Enterprise Value consideration consisted of the payment to the Sellers of EUR 68,200 in cash at closing ($78,802 based on the November 5, 2021 exchange rate) and the Company entering into a seller note agreement in the principal amount of EUR 18,000 ($20,800 based on the November 5, 2021 exchange rate) (the “seller notes”) and fair value of EUR

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

18,800 ($21,723 based on the November 5, 2021 exchange rate). The seller notes are payable in two EUR 9,000 ($10,400 based on the November 5, 2021 exchange rate) installments due on the first and second anniversaries of the issuance date. The seller notes bear interest at a rate equal to 8.50% per annum, payable semi-annually commencing on the six-month anniversary of closing.

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

Purchase accounting with respective to tangible assets acquired and liabilities assumed have been completed, the total consideration of $103,621 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

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

The 1-2-3.tv Sellers may receive additional consideration from the Subsidiary, if earned, in the form of earn-out payments in the amount of up to EUR 14,000 based on revenues of the 1-2-3.tv Group during 2022, and up to an additional EUR 14,000 per year for 2023 and 2024 based on revenues of the 1-2-3.tv Group during each of 2023 and 2024, with the ability of the 1-2-3.tv Sellers to earn amounts in excess of the EUR 14,000 in 2023 and 2024 in the event the maximum earn-out payments are not earned in either 2022 or 2023, respectively; provided, that in no event shall the total earn-out amount exceed EUR 42,000 ($48,531 based on the November 5, 2021 exchange rate). The Company has agreed to guarantee all obligations of its subsidiary to the 1-2-3.tv Sellers. As of November 5, 2021, the estimated fair value of the earn-out payment amounted to EUR 2,680 ($3,097 based on November 5, 2021 exchange rate). As

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

of July 30, 2022, the estimated recorded liability of the earn-out payments was EUR 2,680 ($2,741 based on the July 30, 2022 exchange rate).

Supplemental Pro Forma Information

1-2-3.tv had sales of approximately $25,465 and $63,401 for the three and six-months ended July 30, 2022, a significant portion of which was derived from its operations in Europe. 1-2-3.tv’s results have been included since the date of the acquisition.

The unaudited proforma information below, as required by GAAP, assumes that the 1-2-3.tv Group had been acquired at the beginning of fiscal 2020 and includes the effect of transaction accounting adjustments. These adjustments include the amortization of acquired intangible assets, depreciation of the fair value step-up of acquired property, plant and equipment, amortization of inventory fair value step-up (assumed to be fully amortized in fiscal 2020) in connection with the acquisition.

This unaudited proforma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have resulted had the acquisition been in effect at the beginning of fiscal 2020. In addition, the unaudited proforma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

The following table presents proforma net sales and net loss data assuming 1-2-3.tv was acquired at the beginning of fiscal 2021:

	Three Month Period	Six Month Period
	July 31, 2021(a)	July 31, 2021(a)
Net sales	$155,758	$320,122
Net loss	(5,623)	(17,168)

(a) The above proforma information is presented for the 1-2-3.tv acquisition as it is considered a material acquisition.

Synacor’s Portal and Advertising Business

On July 30, 2021, the Company closed on the acquisition of Synacor’s Portal and Advertising business segment. This acquisition allows the Company to leverage its interactive video expertise and national television promotional power, as well as its merchandising, customer solutions and fulfillment capabilities, to offer advertisers and consumer brands differentiated digital services that the Company believes will accelerate its timeline to become the leading single-source partner to advertisers seeking to use interactive video to drive growth. Synacor’s Portal and Advertising, which iMedia has combined with its business Float Left, has been renamed to iMDS. iMDS is a leading video advertising platform monetizing 200+ million monthly users for its publishers by utilizing its proprietary technologies, first-party customer shopping data and interactive video services to drive engagement, traffic and conversion.

The acquisition of the Portal and Advertising business was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $20,000 cash, the issuance of a $10,000 seller notes and assumed liabilities with a fair value of $7,864. The seller note is payable in $1,000 quarterly installments over the next ten calendar quarters beginning with September 30, 2021. The seller notes bear interest at rates between 6% and 11% depending upon the period outstanding. The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the assets acquired, and liabilities assumed are subject to change within the measurement period pending the finalization of a valuation.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Based on the valuation, the total consideration of $30,400 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Accounts receivable and prepaids	$7,516
Fixed assets	737
Right of use asset	205
Goodwill	23,806
Identifiable intangible assets acquired:
Developed technology	1,100
Customer lists and relationships	4,900
Liabilities assumed	(7,864)
Total consideration	$30,400

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $23,806, which was primarily related to the acquisition of customer relationships, technology platforms, and goodwill.

Christopher & Banks

C&B is a specialty brand of privately branded women's apparel and accessories. The C&B brand was previously owned by Christopher & Banks Corporation, which filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in January 2021. On March 1, 2021, the Company entered into a licensing agreement with ReStore Capital, a Hilco Global company, whereby the Company will operate the C&B business throughout all sales channels, including digital, television, catalog, and brick and mortar retail, effective March 1, 2021. The Company also purchased certain assets related to the C&B eCommerce business, including primarily inventory, furniture, equipment, and certain intangible assets. The Company launched a new weekly C&B television program on its ShopHQ network, which will also promote the brand’s website, christopherandbanks.com, its five retail store locations and its planned launch of C&B Stylists, an online interactive video platform that customizes wardrobe that is outfitted for customers by a C&B stylist.

On March 1, 2021, the Company acquired all the assets of Christopher & Banks, LLC. The acquisition of Christopher & Banks, LLC was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $3,500 cash and assumed liabilities with a fair value of $4,197. In addition, the Company is obligated to issue common shares to Hilco with a value of $1,500 as additional consideration. The Company plans to issue these shares during fiscal 2022.

The final total consideration of $5,000 has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Fair Value
Inventory	$4,100
Fixed assets	500
Goodwill	3,307
Identifiable intangible assets acquired:
Developed technology	890
Customer lists and relationships	400
Liabilities assumed	(4,197)
Total consideration	$5,000

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $3,307, which was primarily related to the acquisition of the product designs and customer list.

Non-controlling Interests

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made on a transaction-by-transaction basis. iMedia elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.  As part of the divestiture the Company no longer had an NCI.

Divestitures

The Closeout.com

In June 2022, the Company completed the divestiture of its 51% owned subsidiary, TCO, LLC. The Company received consideration of $3,505 in inventory and recorded a loss on divestiture of $985. The results of operations from TCO were not considered to be significant to the Company.

(16)  Subsequent Events

Seventh Amendment to the Siena Loan Agreement

On September 19, 2022, the parties to the Loan and Security Agreement entered into a Seventh Amendment to the Siena Loan Agreement (the “Seventh Amendment”), which revised the agreement to amend required minimum liquidity and maximum senior debt leverage ratio criteria among other terms and conditions set forth in the Loan Agreement.

Sale-Leaseback Transaction

The Company is currently marketing its two buildings located in Eden Prairie, which serve as the corporate headquarters and production studios for the Company, and its distribution center building located in Bowling Green, Kentucky. The current plan is to enter into a sales-leaseback transaction for one or more of the buildings which is expected to further strengthen the Company’s balance sheet. The buildings were recently appraised at approximately $45 million in aggregate.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 30, 2021. The amounts are presented in thousands, except share amounts, unless otherwise noted.

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

Overview

Our Company

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is an entertainment company capitalizing on the convergence of entertainment, ecommerce, and advertising. The Company owns a growing portfolio of vertically integrated television networks in the United States and Western Europe. We believe our growth strategy builds on our core strengths.

.

During fiscal 2021, we began reporting based on three reportable segments:

●	Entertainment, which is comprised of our television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, and 1-2-3.tv.
●	Consumer Brands, which is comprised of C&B, and JW.
●	Media Commerce Services, which is comprised of iMDS, and FL.

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

Summary Results for the Second quarter of Fiscal 2022

Consolidated net sales for our fiscal 2022 second quarter were $133,233 compared to $113,442 for our fiscal 2021 second quarter, which represents a 17.4% increase. We reported an operating loss of $8,841 and a net loss of $12,787 for our fiscal 2022 second quarter. We reported an operating loss of $2,369 and a net loss of $4,381 for our fiscal 2021 second quarter.

Consolidated net sales for the first six months of fiscal 2022 were $287,778 compared to $226,644 for the first six months of fiscal 2021, which represents an 27.0% increase. We reported an operating loss of $15,354 and a net loss of $25,002 for the first six months of fiscal 2022. The operating and net loss for the first six months of fiscal 2022 included transaction, settlement and integration costs totaling $3,117, a loss on debt extinguishment of $884, restructuring costs of $2,939. We reported an operating loss of $4,420 and a net loss of $7,759 for the first six months of fiscal 2021. The operating and net loss for the first six months of fiscal 2021 included transaction, settlement and integration costs totaling $1,921; and a loss on debt extinguishment of $654.

Entertainment Segment

The entertainment segment is comprised of its television networks, ShopHQ, ShopBulldogTV, ShopHQHealth and 1-2-3.tv.

●	ShopHQ is the Company’s flagship, nationally distributed shopping entertainment network that offers a mix of proprietary, exclusive, and name-brand merchandise in the categories of Jewelry and Watches, Home, Beauty and Health, and Fashion and Accessories, directly to consumers 24 hours a day, 365 days a year using engaging interactive video.
●	ShopBulldogTV, which launched in the fourth quarter of fiscal 2019, is a niche television shopping entertainment network that offers male-oriented products and services to men and to women shopping for men.
●	ShopHQHealth, which launched in the second quarter of fiscal 2020, is a niche television shopping entertainment network that offers women and men products and services focused on health and wellness categories such as physical, mental and spiritual health, financial and motivational wellness, weight management and telehealth medical services.
●	1-2-3.tv, which was acquired in November 2021, is the leading German interactive media company, disrupting Germany's TV retailing marketplace with its expertise in proprietary live and automated auctions that emotionally engage customers with 1-2-3.tv's balanced merchandising mix of compelling products shipped directly to their homes.

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

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 31,	July 30,	July 31,
Entertainment:	2022	2021	2022	2021
Jewelry & Watches	37.3%	40.5%	37.2%	40.7%
Health, Beauty & Wellness	18.8%	24.0%	18.9%	22.9%
Home	16.3%	12.0%	17.0%	13.2%
Fashion & Accessories	15.3%	12.7%	15.7%	12.4%
Other (primarily shipping & handling revenue)	12.3%	10.8%	11.2%	10.8%
Total entertainment net sales	100%	100%	100%	100%

Consumer Brands Segment

The consumer brands segment is comprised of Christopher & Banks (“C&B”), and J.W. Hulme Company (“JW”).

●	Christopher & Banks – The Company’s flagship consumer brand, C&B, was founded in 1956 and is a brand that specializes in offering women’s value-priced apparel and accessories that cater to women of all sizes, from petite to missy to plus sizes. Its internally designed, modern and comfortable apparel and accessories provide customers with an exclusive experience. The brand was acquired by us in partnership with Hilco Capital in March 2021. C&B’s omni-channel business model includes digital advertising driven online revenue, five brick and mortar retail stores, direct-to-consumer catalogs and a growing wholesaling business driven primarily by C&B’s television programming on our entertainment networks.
●	J.W. Hulme Company – JW was founded in 1905 and is an iconic brand, offering men and women high-quality accessories made by craftswomen and craftsmen the world over. The brand was acquired by the Company in 2019. JW’s omni-channel business model includes one brick and mortar retail store, direct-to-consumer catalogs, digital advertising driven online revenue and a growing wholesaling business driven primarily by JW’s television programming on our entertainment networks.

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 31,	July 30,	July 31,
Consumer Brands:	2022	2021	2022	2021
Fashion & Accessories	91.8%	83.3%	88.5%	82.9%
Home	4.4%	16.3%	7.8%	16.5%
Jewelry & Watches	0.4%	0.6%	0.8%	1.3%
Other (primarily shipping & handling revenue)	3.4%	(0.2)%	2.9%	(0.7)%
Total consumer brand net sales	100%	100%	100%	100%

Media Commerce Services Segment

The media commerce services segment is comprised of iMedia Digital Services (“iMDS”) and Float Left (“FL”).

●	iMedia Digital Services – The Company’s flagship media commerce service brand is iMDS, which is a digital advertising platform specializing in engaging shopping enthusiasts online and in OTT marketplaces. iMDS’s suite of services includes its Retail Media Exchange (“RME”) and value-added services (“VAS”). iMDS’s growth strategy is driven by its ability to differentiate its advertising platform by offering solutions that include our first-party shopping enthusiast data created continually by our entertainment and consumer brand segments. iMDS is primarily comprised of Synacor’s Portal and Advertising business, which the Company acquired in July of 2021.
●	Float Left – FL is an OTT SaaS app platform that offers media and consumer brands the digital tools they need to deliver engaging television experiences to their audiences within the OTT and ConnectedTV ecosystems. FL offers custom, natively built solutions for Roku, Fire TV, Apple TV, Web, iOS and Android Mobile, and various smart TVs. Its growth strategy is driven by its ability to integrate iMDS’s advertising operations within its OTT SaaS platform and continue to deliver sophisticated end-to-end OTT apps. FL was acquired by us in 2019.

The following table shows our Media Commerce Services reporting segment merchandise mix as a percentage of net sales for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	July 30,	July 31,	July 30,	July 31,
Media Commerce Services:	2022	2021	2022	2021
Advertising & Search	100.0%	100.0%	100.0%	100.0%
Total media commerce services net sales	100%	100%	100%	100%

Results of Operations

Selected Condensed Consolidated Financial Data

Operations

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for the		Percentage of Net Sales for the
	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	36.3%	42.3%	38.1%	41.5%
Operating expenses:
Distribution and selling	27.6%	31.2%	27.8%	30.7%
General and administrative	7.5%	6.5%	8.2%	6.1%
Depreciation and amortization	5.8%	6.7%	6.5%	6.6%
Restructuring costs	2.1%	—%	1.0%	—%
Total operating expenses	43.0%	44.4%	43.5%	43.4%
Operating loss	(6.6)%	(2.1)%	(5.3)%	(2.0)%

Consolidated Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2022 second quarter were $133,233, a 17.4% increase from consolidated net sales of $113,442 for the comparable prior year quarter. Consolidated net sales, inclusive of shipping and handling revenue, for the first six months of fiscal 2022 were $287,778, a 27.0% increase from consolidated net sales of $226,644 for the comparable prior year period.

Gross Profit

	For the Three Months Ended
	July 30,	July 31,
	2022	2021	Change	% Change
Entertainment	$40,194	$41,672	$(1,478)	(3.5)%
Consumer Brands	4,923	5,773	(850)	(14.7)%
Media Commerce Services	3,296	541	2,755	509.2%
Consolidated gross profit	$48,413	$47,986	$427	0.9%

	For the Six Months Ended
	July 30,	July 31,
	2022	2021	Change	% Change
Entertainment	$92,430	$84,636	$7,794	9.2%
Consumer Brands	10,754	8,076	2,678	33.2%
Media Commerce Services	6,566	1,281	5,285	412.6%
Consolidated gross profit	$109,750	$93,993	$15,757	16.8%

Consolidated gross profit for the second quarter of fiscal 2022 was $48,413 an increase of $427, or 0.9%, compared to the second quarter of fiscal 2021. The Entertainment segment’s gross profit decreased $1,479, or (3.5)% compared to the second quarter of fiscal 2021 and was primarily driven by promotional pricing. The Consumer Brands segment’s gross profit decreased by $850, or (14.7)% compared to the second quarter of fiscal 2021 and was primarily driven by favorable gross profit due to the discounted Christopher & Banks merchandise purchased in 2021.  The Media Commerce Services segment’s gross profit increased by $2,755, or 509.3% compared to the second quarter of fiscal 2021 and was primarily driven by sales increases from the July 2021 acquisition of iMDS.

Consolidated gross margin percentages for the second quarters of fiscal 2022 and fiscal 2021 were 36.3% and 42.3%, which represent a 600-basis point decrease. The Entertainment segment’s gross margin percentages for the second quarters of fiscal 2022 and fiscal 2021 were 36.6% and 41.0%, which represent a 440-basis point decrease. Sales mix is impacting the gross margin rate due to promotional pricing and blending the lower gross margin rates of 1-2-3.tv into the Entertainment segment. Gross margin rates for 1-2-3.tv, which was acquired in November 2021, are less than the aggregate gross margin rate for the Entertainment segment compared to the prior year. The Consumer Brands segment’s gross margin percentages for the second quarters of fiscal 2022 and fiscal 2021 were 47.2% and 55.4%, which represent an 820-basis point decrease. The decrease in the gross margin percentage reflects the one-time favorable gross margin in 2021 due to the discounted merchandise purchased in 2021. The Media Commerce Services segment’s gross margin percentages for the second quarters of fiscal 2022 and fiscal 2021 were 25.5% and 37.2%. Sales mix is impacting gross margin rate due to blending the lower-margin rates from iMDS.

Consolidated gross profit for the first six months of fiscal 2022 was $109,750, an increase of $15,757, or 16.8%, compared to the first six months of fiscal 2021. The Entertainment segment’s gross profit increased $7,794, or 9.2% compared to the first six months of fiscal 2021 and was primarily driven by the November 2021 acquisition of 1-2-3.tv. The Consumer Brands segment’s gross profit increased by $2,678, or 33.2% compared to the first six months of fiscal 2021 and was primarily driven by the March 2021 acquisition of Christopher & Banks. The Media Commerce Services segment’s gross profit increased by $5,285, or 412.6% compared to the first six months of fiscal 2021 and was primarily driven by the July 2021 acquisition of iMDS.

Consolidated gross margin percentages for the six months of fiscal 2022 and fiscal 2021 were 38.1% and 41.5%, which represent a 340-basis point decrease. The Entertainment segment’s gross margin percentages for the six months of fiscal 2022 and fiscal 2021 were 38.4% and 40.7%, which represent a 223-basis point decrease. Sales mix is impacting the gross margin rate due to promotional pricing and blending the lower gross margin rates of 1-2-3.tv into the Entertainment segment. Gross margin rates for 1-2-3.tv, which was acquired in November 2021, are less than the aggregate gross margin rate for the Entertainment segment compared to the prior year.  The Consumer Brands segment’s gross margin percentages for the six months of fiscal 2022 and fiscal 2021 were 46.5% and 52.0% which represent a 550-basis point decrease. The decrease in the gross margin percentage reflects the one-time favorable gross margin rates in 2021 due to the discounted inventory purchased in 2021.  The Media Commerce Services segment’s gross margin percentages for the six months of fiscal 2022 and fiscal 2021 were 27.1% and 41.4%, which represent a 1430-basis point decrease Sales mix is impacting gross margin rate and was primarily due to blending the lower-margin rates from iMDS.

Operating Expenses

Total operating expenses for the fiscal 2022 second quarter were approximately $57,254 compared to $50,355 for the comparable prior year period, an increase of 13.7%. Total operating expenses as a percentage of net sales were 43.0% during the second quarter of fiscal 2022, compared to 44.4% during the comparable prior year period of fiscal 2021. Total operating expenses for the fiscal 2022 second quarter and the fiscal 2021 second quarter included transaction, settlement and integration costs of $996 and $1,220, as well as restructuring costs of $2,779 and $0, respectively.

Total operating expenses for the first six months of fiscal 2022 were approximately $125,104 compared to $98,413 for the comparable prior year period, an increase of 27.1%. Total operating expenses for the first six months of fiscal 2022 included transaction, settlement and integration costs of $3,117 and restructuring costs of $2,939. Total operating expenses for the first six months of fiscal 2021 included transaction, settlement and integration costs of $1,921 and restructuring costs of $0. Excluding transaction, settlement and integration costs and restructuring costs, total operating expenses as a percentage of net sales for the second quarter and first six months of fiscal 2022 were 38.4% and 41.4%, compared to 43.3% and 42.6% for the second quarter and first six months of fiscal 2021.

Distribution and selling expense increased $1,383, or 3.9%, to $36,740, or 27.6% of net sales during the fiscal 2022 second quarter compared to $35,357, or 31.2% of net sales for the comparable prior year fiscal quarter. The increase in distribution and selling during fiscal 2022 second quarter is primarily attributable to the November 2021 acquisition of 1-2-3.tv and increase in program distribution.

Distribution and selling expense increased $10,284, or 14.8%, to $79,889, or 27.8% of net sales during the first six months of fiscal 2022 compared to $69,605, or 30.7% of net sales for the comparable prior year period. The increase in distribution and selling during fiscal 2022 during the first six months of fiscal 2021 is attributable to the November 2021 acquisition of 1-2-3.tv and increase in program distribution.

To the extent that our average selling price changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Program distribution expense is primarily a fixed cost per household. However, this expense may be impacted by changes in the number of average homes, channels reached or by rate changes associated with changes in our channel position with carriers.

General and administrative expense for the fiscal 2022 second quarter increased $2,599, or 35.2%, to $9,986 or 7.5% of net sales, compared to $7,387 or 6.5% of net sales for the comparable prior year fiscal quarter. The increase in general and administrative expenses during fiscal 2022 second quarter is primarily attributable to the acquisitions of 1-2-3.tv and iMDS.

General and administrative expense for the first six months of fiscal 2022 increased $9,811, or 71.0%, to $23,633 or 8.2% of net sales, compared to $13,822 or 6.1% of net sales for the comparable prior year period. For the first six months of fiscal 2022, The increase in general and administrative expenses during fiscal 2022 first quarter is primarily attributable to the acquisitions of 1-2-3.tv and iMDS.

Depreciation and amortization expense for the fiscal 2022 second quarter increased $139, or 1.8%, to $7,749 compared to $7,610 for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the second quarters of fiscal 2022 and fiscal 2021 was 5.8% and 6.7%. The increase in depreciation and amortization expense for the second quarter of fiscal 2022 was primarily due to the incremental depreciation and an increase in amortization expense generated from the 2021 acquisitions, including, 1-2-3.tv, iMDS and Christopher & Banks.

Depreciation and amortization expense for the first six months of fiscal 2022 amounted to $18,643, an increase of $3,657, or 24.4%, compared to $14,986 for the same prior year period. Depreciation and amortization expense as a percentage of net sales for the first six months of fiscal 2022 and 2021 was 6.5% and 6.6%. The increase in depreciation and amortization expense for the second quarter of fiscal 2022 was primarily due to the incremental depreciation and an increase in amortization expense generated from the 2021 acquisitions, including, 1-2-3.tv, iMDS and Christopher & Banks.

Restructuring Costs

During the second quarter of fiscal 2022, the Company implemented cost savings initiatives. As a result of the second quarter fiscal 2022 cost optimization initiative, the Company recorded restructuring charges of $2,939 for the six-month period ended July 30, 2022, which relate primarily to severance associated with the additional consolidation and elimination of positions across all the Company’s reportable segments. These initiatives were substantially complete and $1,088 remains unpaid as of July 30, 2022.

Operating Loss

For the fiscal 2022 second quarter, we reported an operating loss of approximately $8,841 compared to operating loss of $2,369 for the fiscal 2021 second quarter. The Entertainment segment reported an operating loss of $12,949, Consumer Brands segment reported operating income of $2,623, and Media Commerce Services segment reported operating income of $1,485 for the fiscal 2022 second quarter compared to operating loss of $3,311 for the Entertainment segment, and operating income of $1,200 for Consumer Brands segment, and an operating loss of $258 for Media Commerce Services segment for the fiscal 2021 second quarter. For the second quarter of fiscal 2022, Entertainment segment’s operating loss increased primarily as a result of net sales declines from ShopHQ, margin rate change described above and increases in operating expenses from the November 2021 acquisition of 1-2-3.tv. The Consumer Brands segment’s operating income increased during the fiscal 2022 second quarter primarily from lower transition costs compared to those incurred in 2021. The Media Commerce Services segment’s operating income increased during the fiscal 2022 first quarter primarily driven by the profitable sales growth of iMDS, which was acquired in July 2021.

For the six months ended July 30, 2022, we reported an operating loss of approximately $15,354 compared to an operating loss of $4,420 for the comparable prior year period. The Entertainment, Consumer Brands, and Media Commerce Services segments reported an operating loss of $22,124, operating income of $4,450, and operating income of $2,320 for the six months ended July 30, 2022, compared to operating losses of $4,812, operating income of $519 and operating losses of $127 for the six months ended July 30, 2022. The Entertainment segment’s operating loss increased primarily as a result of net sales declines from ShopHQ, margin rate change described above and increases in operating expenses from the November 2021 acquisition of 1-2-3.tv. The Consumer Brands segment’s operating income increased primarily from the 49% increase in net sales driven by the March 2021 acquisition of Christopher & Banks. The Media Commerce Services segment’s operating income increased primarily driven by the profitable sales growth of iMDS, which was acquired in July 2021.

Interest Expense, Net

Net interest expense for the fiscal 2022 second quarter increased $2,759, or 192.5%, to $4,074 compared to $1,381 for the comparable prior year period. The increase is attributable to a higher average debt balance during the current year and higher interest rates.

Net interest expense for the first six months of fiscal 2022 increased $7,141, or 265.7%, to $9,835 compared to $2,694 for the comparable prior year period. The increase is attributable to a higher average debt balance during the current year and higher interest rates.

Effect of Foreign Exchange Rates

In November of 2021, we acquired a foreign subsidiary, 1-2-3.tv, which reports its financial information in Euros. For the six- months ended July 30, 2022, we recognized foreign translation adjustments of ($7,276), which is part of other comprehensive income. Below is a summary of changes in foreign exchange rates for fiscal 2022 and 2021:

	July 30,	January 29,
	2022	2022
Foreign Exchange Rate (USD / Euro) - Closing	$1.023	$1.115
% Change from prior year	(8.3)%

The average exchange rate was $1.045 for the three months ended July 30, 2022.

Net Loss

For the fiscal 2022 second quarter, we reported a net loss of $12,691, or ($0.48) per share, on 26,662,037 weighted average basic common shares outstanding compared with net loss of $4,249, or ($0.23) per share, on 19,101,652 weighted average basic common shares outstanding in the fiscal 2021 second quarter. The net loss for the second quarter of fiscal 2022 included transaction, settlement and integrations costs totaling $996, interest expense of $4,040, loss on debt extinguishment of $884 and restructuring costs of $2,779. The net loss for the second quarter of fiscal 2021 included transaction, settlement and integrations costs totaling $1,220, interest expense of $1,381 and loss on debt extinguishment of $654.6

The net loss for the first six months of fiscal 2022 was $24,587 compared to a net loss of $7,476 for the comparable prior year period, an increase of 54.8%. Net loss for fiscal 2022 included transaction, settlement and integrations costs totaling $3,117, interest expense of $9,835, loss on debt extinguishment of $884 and restructuring costs of $2,939. The net loss for the first six months of fiscal 2021 included interest expense of $2,694, transaction, settlement and integrations costs totaling $1,921, loss on debt extinguishment of $654 and restructuring costs of $0. For the second quarters of fiscal 2022 and fiscal 2021, the net loss reflects an income tax provision of ($16). For the first six months of fiscal 2022 and fiscal 2021 the net loss reflects an income tax provision of ($32). The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation

Adjusted EBITDA (as defined below) for the second quarter of fiscal 2022 was $5,082 compared to Adjusted EBITDA of $8,312 for the fiscal 2021 second quarter. For the six-month period ended July 30, 2022, Adjusted EBITDA was $14,270 compared with $16,448 for the comparable prior year period.

A reconciliation of the comparable GAAP measure, net income (loss), to Adjusted EBITDA follows, in thousands:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net loss attributable to shareholders	$(12,691)	$(4,249)	$(24,587)	$(7,476)
Adjustments:
Depreciation and amortization (a)	8,700	8,562	20,431	16,888
Interest income and other	(42)	(39)	(210)	(39)
Interest expense	4,040	1,381	9,894	2,694
Income taxes	16	15	32	30
EBITDA (b)	$23	$5,670	$5,560	$12,097

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$23	$5,670	$5,560	$12,097
Adjustments:
Transaction, settlement and integration costs, net (c)	996	1,220	3,117	1,921
Non-cash share-based compensation expense	1,124	768	2,108	1,435
Loss on debt extinguishment	884	654	884	654
Loss on divestiture	985	—	985	—
Change in fair value of contract liability, net	(1,937)	—	(1,937)	—
Restructuring Costs	2,779	—	2,939	—
Other	228	—	614	341
Adjusted EBITDA (b)	$5,082	$8,312	$14,270	$16,448
(a)	Includes distribution facility depreciation of $950 and $1,788 and $951 and $1,902 for the three and six-month periods ended July 30, 2022, and July 31, 2021. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations. Includes amortization expense related to the television broadcast rights totaling $5,150 and $13,072 and $6,100 and $11,200.
(b)	EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; one-time customer concessions; loss on debt extinguishment; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs, net for the three and six-month period ended July 30, 2022 include transaction and integration costs related primarily to the C&B, iMDS and 1-2-3.tv business acquisitions. Transaction, settlement and integration costs, net, for the three and six-month period ended July 31, 2021 include consulting fees incurred to explore additional loan financings, settlement costs, and incremental COVID-19 related legal costs.

We use "Adjusted EBITDA" to adequately assess the operating performance of our video and digital businesses and to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

Results of Operations – Reporting Segments

The following table sets forth, for the periods indicated, certain statement of operations data for each segment:

	Three Months Ended				Six Months Ended
	July 30,		July 31,		July 30,		July 31,
	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Sales
Entertainment	$109,888	82%	$101,568	90%	$240,461	84%	$208,030	92%
Consumer Brands	10,429	8%	10,418	9%	23,128	8%	15,520	7%
Media Commerce Services	12,916	10%	1,456	1%	24,189	8%	3,094	1%
Total net sales	$133,233	100%	$113,442	100%	$287,778	100%	$226,644	100%

Gross Margin
Entertainment	$40,194	83%	$41,672	87%	$92,430	84%	$84,636	90%
Consumer Brands	4,923	10%	5,773	12%	10,754	10%	8,076	9%
Media Commerce Services	3,296	7%	541	1%	6,566	6%	1,281	1%
Total gross margin	$48,413	100%	$47,986	100%	$109,750	100%	$93,993	100%

Operating Income (Loss)
Entertainment	$(12,949)	146%	$(3,311)	140%	$(22,124)	144%	$(4,812)	109%
Consumer Brands	2,623	(30)%	1,200	(51)%	4,450	(29)%	519	(12)%
Media Commerce Services	1,485	(17)%	(258)	11%	2,320	(15)%	(127)	3%
Total operating income (loss)	$(8,841)	100%	$(2,369)	100%	$(15,354)	100%	$(4,420)	100%

Entertainment Segment

The entertainment segment is comprised of our television networks: ShopHQ, ShopBulldogTV, ShopHQHealth, and 1-2-3.tv. The following table summarizes net sales by product category and other information from statements of operations for the entertainment segment:

	Three Months Ended				Six Months Ended
	July 30,		July 31,		July 30,		July 31,
	2022		2021		2022		2021
Entertainment:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Jewelry & Watches	$41,013	37.3%	$41,169	40.5%	$89,401	37.2%	$84,755	40.7%
Health, Beauty & Wellness	20,666	18.9%	24,422	24.0%	45,512	19.0%	47,692	22.9%
Home	17,894	16.3%	12,157	12.0%	40,957	17.0%	27,356	13.2%
Fashion & Accessories	16,792	15.3%	12,872	12.6%	37,757	15.7%	25,813	12.3%
Other (primarily shipping & handling revenue)	13,523	12.3%	10,948	10.8%	26,834	11.2%	22,414	10.8%
Total entertainment revenues	$109,888	100.0%	$101,568	100.0%	$240,461	100.0%	$208,030	100.0%

Gross margin	$40,194	36.6%	$41,672	41.0%	$92,430	38.4%	$84,636	40.7%
Operating loss	$(12,949)	(11.8)%	$(3,311)	(3.3)%	$(22,124)	(9.2)%	$(4,812)	(2.3)%

Entertainment net sales increased $8,320 or 8.2% for the second quarter of fiscal 2022 when compared to the previous fiscal second quarter. For 2022, the increase in net sales was primarily due to the November 2021 acquisition of 1-2-3.tv, offset by decreases in ShopHQ merchandise sales.

Entertainment net sales increased $32,431 or 15.6% for the first six months of fiscal 2022 when compared to the previous fiscal six-month period. For 2022, the increase in net sales was primarily due to the November 2021 acquisition of 1-2-3.tv, offset by decreases in ShopHQ merchandise sales.

Entertainment gross margin percentage was 36.6% and 41.0% for the second quarter of fiscal 2022 and 2021, respectively. For 2022, the 444-basis point decrease was primarily attributable to promotional pricing and blending the lower gross margin rates of 1-2-3.tv into the Entertainment segment. Gross margin rates for 1-2-3.tv, which was acquired in November 2021, are less than the aggregate gross margin rate for the Entertainment segment compared to the prior year.

Entertainment gross margin percentage was 38.4% and 40.7% for the first six months of fiscal 2022 and 2021, respectively. For 2022, the 223-basis point decrease was primarily attributable to promotional pricing and blending the lower gross margin rates of 1-2-3.tv into the Entertainment segment. Gross margin rates for 1-2-3.tv, which was acquired in November 2021, are less than the aggregate gross margin rate for the Entertainment segment compared to the prior year.

Entertainment operating loss was 11.8% and 3.3% for the second quarter of fiscal 2022 and 2021, respectively. For 2022, the Entertainment segment’s operating loss increased primarily as a result of net sales declines from ShopHQ, margin rate change described above and operating expenses from the November 2021 acquisition of 1-2-3.tv of $10,812.

Entertainment operating loss was 9.2% and 2.3% for the first six months of fiscal 2022 and 2021, respectively. For 2022, the Entertainment segment’s operating loss increased primarily as a result of net sales declines from ShopHQ, margin rate change described above and operating expenses from the November 2021 acquisition of 1-2-3.tv of $24,555.

Consumer Brands Segment

The consumer brands segment is comprised of C&B, and JW. The following table summarizes net sales by product category and other information from statements of operations for the consumer brands segment:

	Three Months Ended				Six Months Ended
	July 30,		July 31,		July 30,		July 31,
	2022		2021		2022		2021
Consumer Brands:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Fashion & Accessories	$9,574	91.8%	$8,673	83.3%	$20,471	88.5%	$12,867	82.9%
Home	458	4.4%	1,704	16.3%	1,807	7.8%	2,553	16.3%
Jewelry & Watches	38	0.4%	65	0.6%	179	0.8%	202	1.3%
Other (primarily shipping & handling revenue)	359	3.4%	(24)	(0.2)%	671	2.9%	(102)	(0.7)%
Total consumer brands revenues	$10,429	100.0%	$10,418	100.0%	$23,128	100.0%	$15,520	100.0%

Gross margin	$4,923	47.2%	$5,773	55.4%	$10,754	46.5%	$8,076	52.0%
Operating income (loss)	$2,623	25.2%	$1,200	11.5%	$4,450	19.2%	$519	3.3%

Consumer brands net sales for the consumer brands segment was comparable year-over-year for the second quarter of fiscal 2022, when compared to the comparable prior year period. Growth in fashion and accessories and shipping revenue, was offset by sales declines in home categories.

Consumer brands net sales for the consumer brands segment increased $7,608 or 49.0% for the first six months of fiscal 2022, when compared to the comparable prior year period. For 2022, the increase in net sales was primarily due to the March 2021 acquisition of Christopher & Banks.

Consumer brands gross margin percentage was 47.2% and 55.4% for the second quarter of fiscal 2022 and 2021, respectively. For fiscal 2022, the 820-basis point decrease in the gross margin percentage is from lower margins compared to the one-time favorable gross margin in 2021 due to the discounted merchandise purchased in 2021.

Consumer brands gross margin percentage was 46.5% and 52.0% for the first six months of fiscal 2022 and 2021, respectively. For fiscal 2022, the 550-basis point decrease in gross margin percentage is from lower margins compared to the one-time favorable gross margin in 2021 due to the discounted merchandise purchased in 2021.

Consumer brands operating income as a percentage of sales was 25.2% and 11.5% for the second quarter of fiscal 2022 and 2021, respectively. The increase in operating income as a percentage of sales in 2022 was primarily attributable to lower transition costs relating to the 2021 acquisition of Christopher & Banks.

Consumer brands operating income as a percentage of sales was 19.2% and 3.3% for the first six months of fiscal 2022 and 2021, respectively. The increase in operating income as a percentage of sales in 2022 was primarily attributable to the increase in net sales due to the 2021 acquisition of Christopher & Banks.

Media Commerce Services Segment

The media commerce services segment is comprised of iMDS and FL. The following table summarizes net sales by product category and other information from statements of operations for the media commerce services segment:

	Three Months Ended				Six Months Ended
	July 30,		July 31,		July 30,		July 31,
	2022		2021		2022		2021
Media Commerce Services:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Advertising & Search	$12,916	100.0%	$1,456	100.0%	$24,189	100.0%	$3,094	100.0%
Total media commerce services revenues	$12,916	100.0%	$1,456	100.0%	$24,189	100.0%	$3,094	100.0%

Gross margin	$3,296	25.5%	$541	37.2%	$6,566	27.1%	$1,281	41.4%
Operating income (loss)	$1,485	11.5%	$(258)	(17.7)%	$2,320	9.6%	$(127)	(4.1)%

Media commerce services net sales increased $11,460 or 787.1% for the second quarter of fiscal 2022 when compared to the previous fiscal quarter. For 2022, the increase in net sales was primarily due to the July 2021 acquisition of iMDS.

Media commerce services net sales increased $21,095 or 681.8% for the first six months of fiscal 2022 when compared to the previous six months of fiscal 2021. For 2022, the increase in net sales was primarily due to the July 2021 acquisition of iMDS.

Media commerce services gross margin percentage was 25.5% and 37.2% for the second quarter of 2022 and 2021, respectively. For fiscal 2022, the 1,165-basis point decrease was primarily due to blending the lower-margin rates from iMDS.

Media commerce services gross margin percentage was 27.1% and 41.4% for the first six months of 2022 and 2021, respectively. For fiscal 2022, the 1,425-basis point decrease was primarily due to blending the lower-margin rates from iMDS.

Media commerce services operating income (loss) was 11,5% and (17.7)% of sales for the second quarter of fiscal 2022 and 2021, respectively. For 2022, the increase in operating income as a percentage of sales is primarily due to the profitable sales growth of iMDS which was acquired in July 2021.

Media commerce services operating income (loss) was 9.6% and (4.1)% of sales for the first six months of fiscal 2022 and 2021, respectively. For 2022, the increase in operating income as a percentage of sales is primarily due to the profitable sales growth of iMDS, which was acquired in July 2021.

Critical Accounting Policies and Estimates

A discussion of the critical accounting policies, estimates, and assumptions are discussed in detail in our annual report on Form 10-K for the fiscal year ended January 29, 2022 under the caption entitled "Critical Accounting Policies and Estimates."

Recently Issued Accounting Pronouncements

See Note 2 - “Basis of Financial Statement Presentation” in the notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Financial Condition, Liquidity and Capital Resources

As of July 30, 2022, we had cash and restricted cash of $21,477. In addition, under the revolving loan under the Loan Agreement, we are required to maintain a minimum of $10,000 of unrestricted cash plus unused line availability at all times. As of January 29, 2022, we had cash of $13,188. For the first six months of fiscal 2022, working capital decreased ($10,005) to $62,103 (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 1.4 at July 30, 2022 and 1.4 at January 29, 2022.

The Company is required to keep cash in a restricted account in order to maintain letters of credit to both purchase inventory as well as secure the Company’s corporate purchasing card program. Any interest earned is recorded in that period. The Company had $1,575 in restricted cash accounts as of July 30, 2022.

8.50% Senior Unsecured Notes

On September 28, 2021, we sold and issued $80,000 aggregate principal amount of 8.50% Senior Unsecured Notes due 2026 (the “2026 Notes”) in an underwritten public offering. The 2026 Notes pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2021, at a rate of 8.50% per year, and are scheduled to mature on September 30, 2026.  The 2026 Notes were issued in denominations of $25.00 and are listed on The Nasdaq Stock Market, LLC under the symbol “IMBIL”.

The net proceeds from the offering were approximately $73,700, after deducting the underwriting discount and estimated offering expenses payable by the Company (including fees and reimbursements to the underwriters). The Company used all of the net proceeds to fund its acquisition of 1-2-3.tv Group.

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

Revolving Loan

On July 30, 2021, we entered into a loan and security agreement (as amended through September 20, 2021, the “Loan Agreement”) with Siena Lending Group LLC and the other lenders party thereto from time to time, Siena Lending Group LLC, as agent (the “Agent”), and certain additional subsidiaries of the Company, as guarantors thereunder. The Loan Agreement has a three-year term and provides for up to a $80,000 revolving loan. Subject to certain conditions, the Loan Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000 which, upon issuance, would be deemed advances under the revolving loan. Proceeds of borrowings were used to refinance all indebtedness owing to PNC Bank, National Association, to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the transactions contemplated thereby, for working capital purposes, and for such other purposes as specifically permitted pursuant to the terms of the Loan Agreement. Our obligations under the Loan Agreement are secured by substantially all of its assets and the assets of its subsidiaries as further described in the Loan Agreement.

Subject to certain conditions, borrowings under the Loan Agreement bear interest at 4.50% plus the London interbank offered rate for deposits in dollars (“LIBOR”) for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. There is a floor for LIBOR of 0.50%. As of May 27, 2022, LIBOR was replaced with the Secured Overnight Financing Rate under the Loan Agreement.

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

As of July 30, 2022, the Company had total borrowings of $62,643 under its revolving loans with Siena. Remaining available capacity under the revolving loan as of July 30, 2022 was approximately $534. As of July 30, 2022, the Company was in compliance with applicable financial covenants of the Siena Credit Facility and expects to be in compliance with applicable financial covenants over the next twelve months.

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

As of July 30, 2022, there was $28,500 outstanding under the term loan with GreenLake, all of which was classified as long-term in the accompanying condensed consolidated balance sheet. Principal borrowings under the term loan are non-amortizing over the life of the loan.

Public Equity Offering

On June 9, 2021, we completed a public offering, in which we issued and sold 4,830,918 shares of our common stock (at a public offering price of $9.00 per share. After underwriter discounts and commissions and other offering costs, net proceeds from the public offering were approximately $39,955. We intend to use the proceeds for general working capital purposes, including, without limitation, potential acquisitions of businesses and assets that are complementary to our operations.

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

Private Placement Securities Purchase Agreement

On May 11, 2022, iMedia Brands, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages to the Purchase Agreement (collectively, the “Purchasers”) pursuant to which, among other things, the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Offering”), an aggregate of 7,801,303 shares of common stock or pre-funded warrants to purchase common stock, each of which is coupled with a warrant to purchase one share of common stock. In more detail, the Company agreed to issue and sell to the Purchasers: (i) 4,136,001 shares of its common stock, at an offering price of $3.07 per share (the “Shares”), (ii) pre-funded warrants to purchase up to 3,763,022 shares of its common stock at an offering price of $3.0699 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share offering price of its common stock less the $0.0001 per share exercise price for each pre-funded warrant and (iii) warrants to purchase up to 7,899,023 shares of its common stock, with a per share exercise price of $2.94 (the “Common Warrants”). Of these securities, 97,720 Shares and 97,720 Common Warrants are being purchased by Craig-Hallum Capital Group LLC (the “Placement Agent”) at a purchase price of $3.07. The purchase agreement was treated as a forward contract with a corresponding contract liability as the Company would be in excess of its authorized shares and did not meet the requirements for equity treatment. On June 14, 2022 the board authorized 20,000,000 in additional shares and the Company reassessed the contract liability and determined it met the criteria for equity treatment. The contract liability was reclassified to equity with a change in fair value of recorded to the Consolidated Statement of Operations of $14,927.

Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable immediately upon issuance and will survive until it is exercised in full.

Each Common Warrant has an exercise price of $2.94 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time.

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

We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of July 30, 2022, we had contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $289,842 over the next five fiscal years.

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

For the six months ended July 30, 2022, net cash used for operating activities totaled $9,589 compared to net cash used for operating activities of $36,028 for the comparable fiscal 2021 period. Net cash used for operating activities for the fiscal 2022 and 2021 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television broadcast rights,  and a write-down on the carrying value of certain inventory due to impairment.

In addition, net cash used for operating activities for the six months ended July 30, 2022 reflects decreases in accounts payable and accrued liabilities, accounts receivable, inventories and deferred revenue and increases in prepaid expenses. Inventories decreased as we optimize working capital. Accounts receivable decreased during the first six months of fiscal 2022 due to collections on outstanding receivables resulting from our seasonal high fourth quarter. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2022 primarily due to the timing of paying for cable distribution fees and inventory purchases. Prepaid expenses and other increased primarily due to prepayment for cloud services.

Net cash used for investing activities totaled $5,174 for the first six months ended July 30, 2022 was comprised entirely of property and equipment additions of $5,174. For the six months ended July 31, 2021, net cash used in investing activities totaled $34,667 was comprised primarily of the $3,500 Christopher and Banks acquisition payment, $20,000 for iMDS business acquisition payment, $6,000 Famjams note funding, and property and equipment additions of $5,167.  Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.

Net cash provided by financing activities totaled $22,859 for the six months ended July 30, 2022 and related primarily to proceeds from the issuance of common stock and warrants of $20,761, proceeds from the proceeds from the issuance of the convertible debt of $9,980, and proceeds on the revolving loan of $2,427. Net cash used for financing activities included $2,000 payments on the seller notes and $7,500 payment on the convertible debt.  For the first six months ended July 31, 2021, net cash provided by financing activities totaled $78,320 and related primarily to proceeds from the issuance of common stock and warrants of $61,368 and proceeds from our PNC revolving loan of $47,245 and proceeds on real estate financing loan of $28,500. Net cash used for financing activities included primarily $41,000 for full payment on the PNC revolving loan and $12,440 million on the PNC term loan.

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

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of our previously reported material weakness in our internal control over financial reporting arising from an accumulation of significant deficiencies which amounted to material weaknesses, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 29, 2022 (the “2021 Form 10-K”).

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that significant deficiencies contributing to the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the previously reported material weaknesses in internal control over financial reporting, described in Part II, Item 9A of the 2021 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We expect to be in a position to determine that some or all of the material weaknesses have been remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As outlined above, due to the identification of the material weaknesses, we continued to strengthen our internal control structure by adding accounting staff, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended July 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

.

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

ITEM  1A. RISK FACTORS

See Part I. Item 1A., "Risk Factors," of the Company’s annual report on Form 10-K for the year ended January 30, 2021, for a detailed discussion of the risk factors affecting the Company. Other than as set forth below, we have not identified any material changes from the risk factors described in the annual report.

Our expansion to international markets subjects us to a variety of risks that may harm our business.

As a result of the acquisition of the 1-2-3.tv, our operations have expanded to international markets, including Germany and Austria, which exposes us to significant new risks. 1-2-3.tv operates in Germany and Austria, which requires significant resources and management attention and subjects us to legislative, judicial, accounting, regulatory, economic, and political risks in addition to those we already faced in the United States. These include:

●	the need to successfully adapt and localize products and policies for specific countries, including obtaining rights to third-party intellectual property used in each country;
●	successfully adapting and localizing products and policies for specific countries, including obtaining rights to third-party intellectual property used in each country;
●	complying with compliance with laws such as the Foreign Corrupt Practices Act and other anti-corruption laws, U.S. or foreign export controls and sanctions, and local laws prohibiting improper payments to government officials and requiring the maintenance of accurate books and records and a system of sufficient internal controls;
●	complying with increased financial accounting and reporting burdens and complexities;
●	inflationary pressures, such as those the global market is currently experiencing, which may increase costs for materials, supplies, and services;
●	fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;
●	challenges and costs associated with staffing and managing foreign operations;
●	unstable political and economic conditions, social unrest or economic instability, whatever the cause, including due to pandemics, natural disasters, wars, terrorist attacks, tariffs, trade disputes, local or global recessions, diplomatic or economic tensions, environmental risks, and security concerns, in general or in a specific country or region in which we operate;
●	the ongoing conflict in Ukraine and Eastern Europe may lead to disruption in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations; and
●	complying with local laws, regulations, and customs in other jurisdictions; complying with increased financial accounting and reporting burdens and complexities; planning for fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and political or social unrest or economic instability, terrorist attacks and security concerns in general in a specific country or region in which we operate.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. Specifically, such an occurrence could create a triggering event that would require us to review goodwill and intangible assets for impairment and the potential full or partial write-down of those balances. We cannot be certain that the investment and additional resources required in establishing, acquiring, or integrating operations in other countries will produce desired levels of revenues or profitability.

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

Incorporated by reference

3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference

3.2	By-Laws of the Registrant, as amended through July 16, 2019	Incorporated by reference

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated December 13, 2019	Incorporated by reference

4.1	Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.2	First Supplemental Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.3	Form of Global Note representing 8.50% Senior Unsecured Notes due 2026 (included as Exhibit A to Exhibit 4.2)	Incorporated by reference

10.A	THIS FIFTH AMENDMENT AND JOINDER TO LOAN AND SECURITY AGREEMENT dated as of May 6, 2022	Filed herewith

10.B	THIS SIXTH AMENDMENT AND CONSENT TO LOAN AND SECURITY AGREEMENT AND AMENDMENT TO FEE LETTER dated as of May 27, 2022	Filed herewith

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

101

The following materials from iMedia Brands, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended July 30, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operation; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) Condensed Consolidated Statement of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (embedded within the inline XBRL)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iMedia Brands, Inc.
(Registrant)
September 13, 2022	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer
(Principal Executive Officer)

September 13, 2022	By:	/s/ THOMAS E. ZIELECKI
Thomas E. Zielecki
Chief Financial Officer
(Principal Financial and Accounting Officer)