Form 10-Q
period 2022-10-29
iMedia Brands, Inc.
filed 2022-12-13
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

As of December 13, 2022 there were 28,916,847 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

October 29, 2022

PART I — FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	October 29,	January 29,
	2022	2022
ASSETS
Current assets:
Cash	$9,071	$11,295
Restricted Cash	1,500	1,893
Accounts receivable, net	55,301	78,947
Inventories	119,162	116,256
Current portion of television broadcast rights, net	21,016	27,521
Prepaid expenses and other	11,726	18,340
Total current assets	217,776	254,252
Property and equipment, net	46,788	48,225
Television broadcast rights, net	62,090	74,821
Goodwill	87,741	99,050
Intangible assets, net	25,827	27,940
Other assets	19,379	18,359
TOTAL ASSETS	$459,601	$522,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,168	$89,046
Accrued liabilities	37,144	44,388
Current portion of television broadcast rights obligations	30,296	31,921
Current portion of long-term debt	98,209	14,031
Current portion of operating lease liabilities	2,346	2,331
Deferred revenue	121	427
Total current liabilities	255,284	182,144
Long-term broadcast rights obligations	63,566	81,268
Long-term debt, net	94,800	176,432
Long-term operating lease liabilities	3,354	5,169
Deferred tax liability	4,450	5,285
Other long-term liabilities	2,671	2,986
Total liabilities	424,125	453,284
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 per share par value, 400,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 per share par value, 49,600,000 and 29,600,000 shares authorized as of October 29, 2022 and January 29, 2022; 28,916,847 and 21,571,387 shares issued and outstanding as of October 29, 2022 and January 29, 2022	257	216
Additional paid-in capital	561,710	538,627
Accumulated deficit	(515,348)	(469,463)
Accumulated other comprehensive loss	(11,143)	(2,428)
Total shareholders’ equity	35,476	66,952
Equity of the non-controlling interest	—	2,412
Total equity	35,476	69,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$459,601	$522,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	$123,264	$130,681	$411,042	$357,325
Cost of sales	71,754	76,260	249,782	208,911
Gross profit	51,510	54,421	161,260	148,414
Operating expense:
Distribution and selling	35,261	39,302	115,150	108,907
General and administrative	21,185	10,746	44,818	24,569
Depreciation and amortization	8,778	9,741	27,421	24,727
Restructuring costs	1,551	634	4,490	634
Total operating expense	66,775	60,423	191,879	158,837
Operating loss	(15,265)	(6,002)	(30,619)	(10,423)
Other income (expense):
Interest income and other	20	85	230	124
Interest expense	(6,038)	(3,551)	(15,932)	(6,245)
Change in fair value of contract liability, net	—	—	1,937	—
Loss on divestiture	—	—	(985)	—
Loss on debt extinguishment	—	(9)	(884)	(663)
Total other expense, net	(6,018)	(3,475)	(15,634)	(6,784)
Loss before income taxes	(21,283)	(9,477)	(46,253)	(17,207)
Income tax provision	(15)	(15)	(47)	(45)
Net loss	(21,298)	(9,492)	(46,300)	(17,252)
Less: Net loss attributable to non-controlling interest	—	—	(415)	(282)
Net loss attributable to shareholders	$(21,298)	$(9,492)	$(45,885)	$(16,970)
Net loss per common share	$(0.72)	$(0.44)	$(1.77)	$(0.91)
Net loss per common share — assuming dilution	$(0.72)	$(0.44)	$(1.77)	$(0.91)
Weighted average number of common shares outstanding:
Basic	29,415,680	21,503,340	25,932,294	18,710,658
Diluted	29,415,680	21,503,340	25,932,294	18,710,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net loss	$(21,298)	$(9,492)	$(46,300)	$(17,252)
Other comprehensive loss:
Foreign currency translation adjustments	(1,039)	(371)	(8,715)	(371)
Total other comprehensive loss	(1,039)	(371)	(8,715)	(371)

Comprehensive loss	(22,337)	(9,863)	(55,015)	(16,881)
Comprehensive loss attributable to non-controlling interest	—	—	(415)	(282)
Comprehensive loss attributable to shareholders	$(22,337)	$(9,863)	$(54,600)	$(16,599)

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
Nine Months Ended October 29, 2022	of Shares	Par Value	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCE, January 29, 2022	21,571,387	$216	$538,627	$(469,463)	$(2,428)	$2,412	$69,363
Net loss	—	—	—	(11,896)	—	(319)	(12,215)
Common stock issuances pursuant to equity compensation awards	232,630	2	(212)	—	—	—	(210)
Share-based payment compensation	—	—	985	—	—	—	985
Change in cumulative translation adjustment	—	—	—	—	(4,275)	—	(4,275)
BALANCE, April 30, 2022	21,804,017	$218	$539,400	$(481,359)	$(6,703)	$2,093	$53,649
Net loss	—	—	—	(12,691)	—	(96)	(12,787)
Common stock issuances	3,500,822	35	18,438	—	—	—	18,473
Common stock issuances pursuant to equity compensation awards	177,550	2	(13)	—	—	—	(11)
Share-based payment compensation	—	—	1,123	—	—	—	1,123
Divestiture of business	—	—	—	—	—	(1,997)	(1,997)
Change in cumulative translation adjustment	—	—	—	—	(3,401)	—	(3,401)
BALANCE, July 30, 2022	25,482,389	$255	$558,948	$(494,050)	$(10,104)	$—	$55,049
Net loss	—	—	—	(21,298)	—	—	(21,298)
Common stock issuances pursuant to equity compensation awards	10,554	—	107	—	—	—	107
Share-based payment compensation	—	—	1,097	—	—	—	1,097
Common stock and warrant issuance	3,423,904	2	1,558	—	—	—	1,560
Other Comprehensive Loss	—	—	—	—	(1,039)	—	(1,039)
BALANCE, October 29, 2022	28,916,847	$257	$561,710	$(515,348)	$(11,143)	$—	$35,476

	Common Stock
			Additional		Additional Other	Equity of	Total
	Number		Paid-In	Accumulated	Comprehensive	Non-Controlling	Shareholders'
Nine Months Ended October 30, 2021	of Shares	Par Value	Capital	Deficit	Income (loss)	Interest	Equity
BALANCE, January 30, 2021	13,019,061	$130	$474,375	$(447,455)	$—	$—	$27,050
Net loss	—	—	—	(3,228)	—	(150)	(3,378)
Common stock issuances pursuant to equity compensation awards	76,341	1	(262)	—	—	—	(261)
Share-based payment compensation	—	—	668	—	—	—	668
Common stock and warrant issuance	3,289,000	33	21,191	—	—	—	21,224
Investment of non-controlling interest	—	—	—	—	—	3,430	3,430
BALANCE, May 1, 2021	16,384,402	$164	$495,972	$(450,683)	$—	$3,280	$48,733
Net loss	—	—	—	(4,249)	—	(132)	(4,381)
Common stock issuances pursuant to equity compensation awards	39,094	—	—	—	—	—	—
Share-based payment compensation	—	—	768	—	—	—	768
Common stock and warrant issuance	4,830,918	48	40,095	—	—	—	40,143
BALANCE, July 31, 2021	21,254,414	$212	$536,835	$(454,932)	$—	$3,148	$85,263
Net loss	—	—	—	(9,492)	—	—	(9,492)
Common stock issuances pursuant to equity compensation awards	306,100	1	67	—	—	—	68
Share-based payment compensation	—	—	949	—	—	—	949
Common stock and warrant issuance	—	—	136	—	—	—	136
Other Comprehensive Income (loss)	—	—	—	—	(371)	—	(371)
BALANCE, October 30, 2021	21,560,514	$213	$537,987	$(464,424)	$(371)	$3,148	$76,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	October 29,	October 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(46,300)	$(17,252)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	30,047	27,565
Share-based payment compensation	3,205	2,385
Payments for television broadcast rights	(21,093)	(21,926)
Amortization of deferred financing costs	2,072	556
Loss on debt extinguishment	884	663
Change in fair value of contract liability, net	(1,937)	—
Contract separation charges	9,941	—
Loss on divestiture	985	—
Changes in operating assets and liabilities:
Accounts receivable, net	20,146	3,453
Inventories	(4,883)	(17,996)
Deferred revenue	654	10
Prepaid expenses and other	(1,897)	(8,269)
Accounts payable and accrued liabilities	(10,415)	(18,046)
Net cash used for operating activities	(18,591)	(48,857)
INVESTING ACTIVITIES:
Property and equipment additions	(7,163)	(7,247)
Acquisitions	—	(23,500)
Vendor exclusivity deposit	—	(6,000)
Net cash used for investing activities	(7,163)	(36,747)
FINANCING ACTIVITIES:
Proceeds from issuance of revolving loan	3,570	56,736
Proceeds from issuance of common stock and warrants	20,761	61,368
Proceeds from issuance of term loan	9,980	28,500
Proceeds from issuance of long-term bonds	—	80,000
Payments on revolving loan	—	(77,736)
Payments on term loan	(7,500)	(12,440)
Payments on seller notes	(3,000)	(1,000)
Payments on finance leases	(7)	(70)
Payments for restricted stock issuance	(224)	(134)
Payments for deferred financing costs	(580)	(11,180)
Payments for debt extinguishment costs	—	(405)
Net cash provided by financing activities	23,000	123,639
Net increase (decrease) in cash and restricted cash	(2,754)	38,035
Effect of exchange rate changes on cash	137	—
BEGINNING CASH AND RESTRICTED CASH	13,188	15,485
ENDING CASH AND RESTRICTED CASH	$10,571	$53,520
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,377	$3,612
Income taxes paid	$63	$62
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$451	$915
Inventory received in divestiture	$3,505	$—
Reclassification of forward contract liability to additional paid in capital	$4,383	$—
Other long term liability issued in exchange for acquired assets	$—	$10,000
Television broadcast rights obtained in exchange for liabilities	$—	$55,647
Common stock issuance costs included in accrued liabilities	$100	$122
Common stock issued for acquisition liability (See Note 15)	$1,500	$-
Common stock issued for contingent consideration	$24	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

(1) General

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is an entertainment company capitalizing on the convergence of entertainment, ecommerce, and advertising. The Company owns a growing portfolio of businesses that cross promote and exchange data with each other to optimize the engagement experiences it creates for advertisers and consumers in the United States and Western Europe. The Company believes its growth strategy builds on its core strengths.

Beginning with the financial statements for our fiscal year ended January 29, 2022, the Company began reporting based on three segments:

●	Entertainment, which comprises its television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, and 1-2-3.tv.
●	Consumer Brands, which comprises Christopher & Banks (“C&B”), and J.W. Hulme Company (“JW”).
●	Media Commerce Services, which comprises iMedia Digital Services (“iMDS”).

The corresponding current and prior period disclosures have been recast to reflect the current segment presentation. See Note 10 – “Business Segments and Sales by Product Group.”

On October 14, 2022, the Company received a written notice from the Listing Qualifications Staff of the Nasdaq Stock Market ("Nasdaq") notifying the Company that it has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days (the "Notice"). This Notice has no immediate effect on the listing of the Company's stock on The Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 days from the date of the Notice to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement) and notify Nasdaq of its intent to cure the deficiency by effecting a reverse stock split if necessary. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, the Company's stock will be subject to delisting.

The Company can achieve compliance with the minimum bid price requirement if, during either compliance period, the closing bid price per share of the Company's stock is at least $1.00 for a minimum of ten consecutive business days.

The Company will continue to monitor the closing bid price of its stock and assess potential actions to regain compliance, but there can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

(2) Basis of Financial Statement Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

balance sheet as of January 29, 2022 has been derived from the Company’s audited financial statements for the fiscal year ended January 29, 2022. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for fiscal year ended 2021. Operating results for the three and nine-month periods ended October 29, 2022 are not necessarily indicative of the results that may be expected for fiscal year ending January 28, 2023.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Forward Contracts

The Company classifies a forward contract to purchase shares of its common stock that do not qualify for equity classification as a liability on its consolidated balance sheets as this forward contract contains freestanding financial instruments that may require the Company to transfer consideration upon exercise. Each instrument is initially recorded at fair value on date of grant using the Black-Scholes model for warrants and the market value for common shares and pre-funded warrants, and it is subsequently re-measured to fair value at each subsequent balance sheet date while liability-classified and outstanding. Changes in fair value of the instruments are recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. Issuance costs are expensed under liability treatment for forward contracts. The Company adjusts the forward contracts for changes in fair value until the earlier of the exercise, when the forward contract qualifies for equity treatment, or the expiration of the forward contract.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31 and results in either a 52-week or 53-week fiscal year. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2021, ended on January 29, 2022, and consisted of 52 weeks. Fiscal 2022 will end January 28, 2023 and will contain 52 weeks. The three and nine-month periods ended October 29, 2022 and October 30, 2021 consisted of 13 and 39 weeks.

Held for Sale Assets

The Company previously disclosed that it was marketing buildings located in Eden Prairie, MN and Bowling Green, KY, which currently serve as the Company’s corporate headquarters and production studios, and its distribution center (the “Buildings”). The Company received a Letter of Intent (“LOI”) in November 2022 from a real estate investment firm for the purchase of two buildings located in Bowling Green, KY, which serve as its distribution centers and one building located in Eden Prairie, MN which currently serves as the corporate headquarters and production studios for the Company. The LOI serves as the Company’s intent to enter into a sales-leaseback transaction for the Buildings with a purchase price of $48,000, and a lease term of twenty-one (21) years with additional renewal options available. The Company intends to use the net proceeds to retire existing debt and for working capital purposes and expects the transaction to close in the fourth quarter of fiscal year 2022. There can be no assurances that the sale-leaseback transaction will be successful.

The Buildings are currently measured at the carrying value of $14,000, which represents the lower of carrying value or fair value less cost to sell, in accordance with ASC 360-10-35-43, and thus no gain or loss was recorded at the initial measurement of the held for sale assets.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. The Company has not adopted any of the optional expedients or exceptions through October 29, 2022, but the Company will continue to evaluate the possible adoption of any such expedients or exceptions and does not expect such adoption to have a material impact on its condensed consolidated financial statements.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, management has evaluated whether there are certain conditions and events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date that these consolidated financial statements are issued.  In applying this accounting guidance, the Company considered its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next twelve months, including related covenants. In addition, the Company evaluates its history of financial performance, where we have had a historic trend of operating losses, net losses and negative

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

operating cash flows which continue to have an unfavorable impact on our overall liquidity.  Most recently, we reported operating losses of $15,265 and $30,619, net losses of $6,002 and $10,423 for the three and nine months ended October 29, 2022, and negative operating cash flows of $18,591 for the nine months ended October 29, 2022.  We also reported operating losses, net losses and negative operating cash flows for the fiscal years 2021 and 2020 which we expect to continue until operating results improve. In addition, we were in violation of our debt covenants as of October 29, 2022.

As of October 29, 2022, we had $10,571 in cash and cash equivalents and $1,839 of available capacity under our debt and related agreements, resulting in $12,410 of liquidity.

The Company is required to maintain certain financial ratios under various debt and related agreements.  If we violate covenants in any debt or related agreement, we would be considered in default and our indebtedness would be due immediately and may not be able to make additional borrowings under the agreement which may be at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of October 29, 2022, the Company was not in compliance with certain of the covenants under the loan and security agreement governing its revolving loan. The Company is working with its asset-based lender, Siena Lending Group, LLC (“Siena”), to address the Company’s compliance with certain covenants under their loan agreement whether through the issuance of an amendment or forbearance agreement. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as current liabilities, including the GCP Note and the GreenLake Note (see Note 6 for a discussion of the Company’s debt arrangements).

Improving operating results and cash flow is dependent upon the Company’s ability to achieve its business plans to grow its revenues and enhance its operations by reducing inventory through improved inventory management.  In addition, management plans to execute a sale leaseback transaction and use the proceeds to pay down debt, and capital expenditure savings achieved through deferral of nonessential projects.

The Company previously disclosed that it was marketing buildings located in Eden Prairie, MN and Bowling Green, KY, which currently serve as the Company’s corporate headquarters and production studios, and its distribution center (the “Buildings”). The Company received a Letter of Intent (“LOI”) in November 2022 from a real estate investment firm for the purchase of two buildings located in Bowling Green, KY, which serve as its distribution centers and one building located in Eden Prairie, MN which currently serves as the corporate headquarters and production studios for the Company. The LOI serves as the Company’s intent to enter into a sales-leaseback transaction for the Buildings with a purchase price of $48,000, and a lease term of twenty-one (21) years with additional renewal options available. The Company intends to use the net proceeds to retire existing debt and for working capital purposes and expects the transaction to close in the fourth quarter of fiscal year 2022. There can be no assurances that the sale-leaseback transaction will be successful. As of December 13, 2022, this transaction is not complete.

There can be no assurances that management will be successful with the sale leaseback transaction nor with management’s other plans. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months following the issuance date of the condensed consolidated financial statements as of and for the period ended October 29, 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within twelve months after the date that these condensed financial statements are issued.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

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

The Company’s merchandise is generally sold with a right of return for up to a certain number of days after the merchandise is received and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Merchandise returns and other credits including the provision for returns are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. As of October 29, 2022, and January 29, 2022, the Company recorded a merchandise return liability of $4,250 and $8,126, included in accrued liabilities, and a right of return asset of $1,701 and $3,770, included in Prepaid Expenses and Other.

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers by significant product groups and timing of when the performance obligations are satisfied. A reconciliation of disaggregated revenue by segment and significant product group is provided in Note 10 – “Business Segments and Sales by Product Group.”

Accounts Receivable

For its entertainment and consumer brands segments, the Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. Payment is generally required within 30 to 60 days from the purchase date. The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when the payment terms are less than one year. Accounts receivable consist primarily of amounts due from customers for merchandise and service sales, receivables from credit card companies, and amounts due from vendors for unsold and returned products and are reflected net of reserves for estimated uncollectible amounts. The Company records accounts receivable at the invoiced amount and does not charge interest on past due invoices. A provision for ValuePay bad debts is provided as a percentage of ValuePay receivables in the period of sale and is based on historical experience and the Company’s judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. As of October 29, 2022 and January 29, 2022, the Company had approximately $30,177 and $47,008 of net receivables due from customers under the ValuePay installment program and total reserves for estimated uncollectible amounts of $2,430 and $3,019.

(4)   Television Broadcast Rights

Television broadcast rights in the accompanying condensed consolidated balance sheets consisted of the following:

	October 29, 2022	January 29, 2022
Television broadcast rights	$146,653	$146,200

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Less accumulated amortization	(63,547)	(43,858)
Television broadcast rights, net	$83,106	$102,342

During the first nine months of fiscal 2022 and full year fiscal 2021, the Company entered into certain affiliation agreements with television service providers for carriage of its television programming over their systems, including channel placement rights, which ensure the Company keeps its channel position on the service provider’s channel line-up during the term. The Company recorded television broadcast rights of $453 and $102,545 during the first nine months of fiscal year 2022 and full year 2021, which represent the present value of payments for the television broadcast rights associated with the channel position placement. Television broadcast rights are amortized on a matching basis over the lives of the individual agreements. The remaining weighted average lives of the television broadcast rights was 3.9 years as of October 29, 2022. Amortization expense related to the television broadcast rights was $6,617 and $19,689 for the three and nine-month periods ended October 29, 2022 and $7,926 and $19,121 for the three and nine-month periods ended October 30, 2021 and is included in depreciation and amortization within the condensed consolidated statements of operations. Estimated broadcast rights amortization expense is $6,014 for the remainder of fiscal 2022, $20,090 for fiscal 2023, $20,877 for fiscal 2024, $21,402 for fiscal 2025, $14,723 for fiscal 2026 and $0 thereafter. The liability relating to the television broadcast rights was $93,862 and $113,189 as of October 29, 2022 and January 29, 2022, of which $30,296 and $31,921 was classified as current in the accompanying condensed consolidated balance sheets, respectively. Interest expense related to the television broadcast rights obligation was $703 and $1,314 during the three and nine-month periods ended October 29, 2022 and $952 and $2,049 during the three and nine-month periods ended October 30, 2021.

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

(5)   Goodwill and Intangible Assets

Goodwill

The following table presents the changes in goodwill during the nine months ended October 29, 2022:

Balance, January 29, 2022	$99,050
Acquisition valuation adjustment	(444)
Foreign currency translation adjustment	(9,125)
Divestiture of business	(1,740)
Balance, October 29, 2022	$87,741

The Company acquired 1-2-3.tv in the prior year.  Subsequent to the acquisition 1-2-3.tv’s revenues and operating income have been less than originally projected.  The Company believes the high inflation in Germany and uncertain events such as the Russian invasion of Ukraine have created shifts in consumer spending habits.  The Company will continue to monitor the financial results of 1-2-3.tv and should the financial results continue to fall short of our projections for a prolonged period of time an impairment of long-lived assets may become necessary to record in the future.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

the investment and additional resources required in establishing, acquiring, or integrating operations in other countries will produce desired levels of revenues or profitability.

Finite-lived Intangible Assets

Intangible assets in the accompanying condensed consolidated balance sheets consisted of the following:

		October 29, 2022			January 29, 2022
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Trademarks and Trade Names	15	$14,919	(952)	$13,967	$14,462	$(451)	$14,011
Technology	4-9	6,645	(759)	5,887	6,524	(752)	5,772
Customer Lists and Relationships	3-14	9,006	(2,625)	6,381	8,689	(619)	8,070
Vendor Exclusivity	5	193	(135)	58	193	(106)	87
Total finite-lived intangible assets		$30,763	$(4,471)	$26,293	$29,868	$(1,928)	$27,940

Intangible assets, net in the accompanying condensed consolidated balance sheets consist of trade names, technology, customer lists and a vendor exclusivity agreement primarily related to the various acquisitions the Company completed in fiscal 2021 and 2019. Amortization expense related to the finite-lived intangible assets was $772 and $242 for the three-month periods ended October 29, 2022 and October 30, 2021 and $2,344 and $544 for the nine-month period ended October 29, 2022 and October 30, 2021. Estimated amortization expense is $761 for the remainder of fiscal 2022, $3,001 for fiscal 2023, $2,805 for fiscal 2024, $2,625 for fiscal 2025, and $2,165 for fiscal 2026 and $14,936 thereafter.

(6)   Credit Agreements

The Company’s long-term credit facilities consist of:

	October 29, 2022	January 29, 2022
Revolving Loan due July 31, 2024, principal amount	$63,786	$60,216
8.5% Senior Unsecured Notes, due 2026, principal amount	80,000	80,000
Real Estate Financing term loan due July 31, 2024, principal amount	28,500	28,500
Seller notes:
Seller note due in annual installments, maturing in November 2023, principal amount	17,939	20,062
Seller note due in quarterly installments, maturing in December 2023, principal amount	5,000	8,000
Total seller notes	22,939	28,062
Convertible Debt	3,100	—
Total debt	198,325	196,778
Less: unamortized debt issuance costs and debt discount	(6,513)	(7,607)
Plus: unamortized debt premium	1,197	1,292
Total carrying amount of debt	193,009	190,463
Less: current portion of long-term debt	(98,209)	(14,031)
Long-term debt, net	$94,800	$176,432

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

upon the terms and subject to the limitations and conditions set forth in the GCP Note. The aggregate purchase price of the GCP Note was $10,000, which reflects an original issue discount of $600. On May 17, 2022, the Company paid off $7,500 of the GCP Note.

As of October 29, 2022, the Company was not in compliance with certain of the coverage ratio terms of the GCP Note. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as current liabilities.

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

Interest expense recorded under the GCP Note was $142 and $258 for the three and nine-month periods ended October 29, 2022.

Debt discount and issuance costs, net of amortization, relating to the GCP Note were $363 as of October 29, 2022 and are included as a direct reduction to the GCP Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the 13-month term of the GCP Note at an effective interest rate of 23.5%. The Company recorded a loss on debt extinguishment of $884 including $509 of debt issuance costs.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

The Company used all the net proceeds from the offering to fund its closing cash payment in connection with the acquisition of 1-2-3.tv Invest GmbH and 1-2-3.tv Holding GmbH (collectively with their direct and indirect subsidiaries, the “1-2-3.tv Group”), and any remaining proceeds for working capital and general corporate purposes, which included payments related to the acquisition.

Interest expense recorded under the 8.50% Senior Unsecured Notes was $2,036 and $6,109 for the three and nine-month periods ended October 29, 2022 and $713 for the three and nine-month periods ended October 30, 2021.

Debt issuance costs, net of amortization, relating to the Senior Unsecured Notes were $4,974 and $5,925 as of October 29, 2022, and January 29, 2022, respectively and are included as a direct reduction to the 2026 Notes liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the five-year term of the 2026 Notes at an effective interest rate of 10.1%.

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

As of October 29, 2022, the Company had total borrowings of $63,786 under its revolving loan with Siena. Remaining available capacity under the revolving loan as of October 29, 2022 was approximately $1,839, which provided liquidity for working capital and general corporate purposes. As of October 29, 2022, the Company was not in compliance with the net senior debt leverage ratio and minimum liquidity covenant of the Loan Agreement. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as current liabilities.

Interest expense recorded under the Revolving Loan was $1,685 and $3,907 for the three and nine-month periods ended October 29, 2022 and $766 for the three and nine-month periods ended October 30, 2021.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Deferred financing costs, net of amortization, relating to the revolving loan were $2,444 and $2,411 as of October 29, 2022 and January 29, 2022 and are included within other assets within the accompanying condensed consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the Loan Agreement.

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

As of October 29, 2022, the Company was not in compliance with certain of the coverage ratio terms of the Loan Agreement. Therefore, the amounts of the Company’s long-term debt associated with the GreenLake Note that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheet as current liabilities.

Interest expense recorded under the GreenLake Note was $889 and $2,666 for the three and nine-month periods ended October 29, 2022 and $904 for the three and nine-month periods ended October 30, 2021.

Debt issuance costs, net of amortization, relating to the GreenLake Note were $1,176 and $1,682 as of October 29, 2022, and January 29, 2022, respectively and are included as direct reductions to the GreenLake Note liability balance within the accompanying consolidated balance sheets. The balance of these costs is being expensed as additional interest over the three-year term of the GreenLake Note at an effective interest rate of 12.4%.

Seller Notes

On November 5, 2021 the Company issued an unsecured promissory note in the amount of $20,800 as a component of consideration paid to the seller for our acquisition of 1-2-3.tv. The seller note is payable as follows: $2,557 in November 2022, $6,648 in February 2023, and the balance in November 2023. The seller note bears interest at a rate of 8.50%. $17,939 was outstanding as of October 29, 2022. Interest expense recorded under the seller note was $378 and $1,196 for the three and nine-months ended October 29, 2022.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

On July 30, 2021, the Company issued a $10,000 unsecured promissory note as a component of consideration paid to seller for our acquisition of Synacor’s Portal and Advertising business. The seller note is payable in $1,000 quarterly installments, maturing on December 31, 2023. The seller notes bear interest at rates between 6% and 11% depending upon the period outstanding. $5,000 is outstanding as of October 29, 2022. Interest expense recorded under the seller note was $171 and $347 for the three and nine-months ended October 29, 2022.

On September 19, 2022, the parties to the Vendor Loan Agreement entered into the Third amendment, which revised the agreement to postpone the Loan Amount to be repaid on the Ordinary Maturity Date I in the amount of EUR 9,000 until November 15, 2023, and the postponement of the Loan Amount to repaid on the Ordinary Maturity Date II in the amount of EUR 9,000 until November 15, 2024. This Amendment revises the original payment date of February 5, 2023 as set forth in the Second Amendment.

Maturities

The aggregate maturities of borrowings outstanding under the Company’s long-term debt obligations as of October 29, 2022 were as follows:

	Seller	Real Estate		8.5% Senior	Convertible
Fiscal year	Notes	Financing	Revolving Loan	Unsecured Notes	Debt	Total
2022	$1,000	$28,500	$63,786	$—	$3,100	$96,386
2023	13,025	—	—	—	—	13,025
2024	8,914	—	—	—	—	8,914
2025	—	—	—	—	—	—
2026	—	—	—	80,000	—	80,000
Total amount due	$22,939	$28,500	$63,786	$80,000	$3,100	$198,325

Less: unamortized debt issuance costs and debt discount	—	(1,176)	—	(4,974)	(363)	(6,513)
Plus: unamortized debt premium	1,197	—	—	—	—	1,197
Total carrying amount of debt	$24,136	$27,324	$63,786	$75,026	$2,737	$193,009

Restricted Cash

The Company is required to keep cash in a restricted account to secure letters of credit to purchase inventory as well as to secure the Company’s corporate purchasing card program. The Company had $1,500 and $1,893 in restricted cash accounts as of October 29, 2022, and January 29, 2022.

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

October 29, 2022

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

The Company’s financial instruments are listed with their fair values below as of October 29, 2022 and January 29, 2022:

		Fair Value Measurements at October 29, 2022
		Total	Level 1	Level 2	Level 3
Liabilities:
	Revolving loan	$63,786	$—	$63,786	$—
	8.5% Senior unsecured notes (IMBIL)	27,968	27,968	—	—
	GreenLake Note	28,500	—	28,500	—
	Seller notes	24,136	—	24,136	—
	GCP note	3,100	—	3,100	—
	Contingent consideration	2,671	—	—	2,671

		Fair Value Measurements at January 29, 2022
		Total	Level 1	Level 2	Level 3
Liabilities:
	Revolving loan	$60,216	$—	$60,216	$—
	8.5% Senior unsecured notes (IMBIL)	70,176	70,176	—	—
	GreenLake Note	28,500	—	28,500	—
	Seller notes	29,354	—	29,354	—
	Contingent consideration	3,097	—	—	3,097

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

Balance, January 29, 2022	$3,097
Foreign currency translation adjustment	(356)
Balance, October 29, 2022	$2,741

(8)   Shareholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 40,000,000 shares of common stock and 10,000,000 shares of capital stock, of which 400,000 shares are designated as Series A Junior Participating Cumulative Preferred Stock, and the remaining 9,600,000 shares have been designated as additional shares of common stock, for a total of 49,600,000 authorized shares of common stock. As of October 29, 2022, no shares of preferred stock were issued or outstanding and 28,916,847 shares of common stock were issued and outstanding. The board

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

of directors may de-designate or establish new classes and series of capital stock by resolution without shareholder approval; however, in certain circumstances the Company is required to obtain approval under the Loan Agreement.

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

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

On June 14, 2022, the Company increased the number of authorized shares through the adoption of the Charter Amendment and, as such, reclassified the remaining amount of the warrant liability to stockholders’ equity.

The Company estimated the fair value of the contract liability based on a Black Scholes valuation model for Common Warrants and market price for Common Shares and Pre-Funded Warrants. The key assumptions used consist of the price of the Company’s stock, a risk-free interest rate based on the average yield of a five- or six-year Treasury note (based on remaining term of the related warrants) and expected volatility of the Company’s common stock over the remaining contractual life of the warrants. For the nine-month period ended October 29, 2022 the Company recognized a gain on the change in fair value of contract liability of $1,937 net of issuance costs of $1,237.

Warrants Outstanding

As of October 29, 2022, the Company had outstanding warrants to purchase 9,161,214 shares of the Company’s common stock, of which 8,593,032 were fully exercisable. The warrants expire approximately five to six years from the date of grant except for 3,763,022 of pre-funded warrants which do not have an expiration. The following table summarizes information regarding warrants outstanding at October 29, 2022:

	Warrants	Warrants	Exercise Price
Grant Date	Outstanding	Exercisable	(Per Share)	Expiration Date
May 2, 2019	349,998	349,998	$15.00	May 2, 2024
April 17, 2020	367,197	367,197	$2.66	April 14, 2025
May 22, 2020	122,398	122,398	$2.66	April 14, 2025
June 8, 2020	122,399	122,399	$2.66	April 14, 2025
June 12, 2020	122,398	122,398	$2.66	April 14, 2025
July 11, 2020	244,798	244,798	$2.66	April 14, 2025
May 16, 2022	5,537,459	5,537,459	$2.94	May 14, 2028
July 22, 2022	97,720	97,720	$2.94	July 20, 2028
July 22, 2022	1,628,665	1,628,665	$2.94	July 20, 2028
September 7, 2022	568,182	—	$0.88	September 7, 2027

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

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

Stock-Based Compensation - Stock Options

Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $57 and $64 for the third quarters of fiscal 2022 and fiscal 2021 and $173 and $116 for the first nine months of fiscal 2022 and 2021. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

A summary of the status of the Company’s stock options outstanding as of October 29, 2022 and changes during the nine months then ended is as follows:

	2020 Plan		2011 Plan		2004 Plan
	Option	Weighted Average	Option	Weighted Average	Option	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance outstanding, January 29, 2022	147,500	$7.33	25,700	$10.04	3,000	$53.49
Granted	51,000	$3.44	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited or canceled	(31,000)	$5.95	(10,000)	$10.87	—	$46.20
Balance outstanding, October 29, 2022	167,500	$6.40	15,700	$9.51	3,000	$54.70
Options exercisable at October 29, 2022	36,000	$7.45	15,700	$9.51	3,000	$54.70

The following table summarizes information regarding stock options outstanding as of October 29, 2022:

	Options Outstanding				Options Vested or Expected to Vest
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
Option Type	Shares	Price	Life (Years)	Value	Shares	Price	Life (Years)	Value
2020 Plan	167,500	$6.40	8.9	$—	148,800	$6.42	8.9	$—
2011 Plan	15,700	$9.51	5.3	$—	15,700	$9.51	5.3	$—
2004 Plan	3,000	$54.70	1.4	$—	3,000	$54.70	1.4	$—

The weighted average grant-date fair value of options granted in the third quarter of fiscal 2022 was $2.45. The total intrinsic value of options exercised during the first and third quarters of fiscal 2022 and fiscal 2021 was $0. As of October 29, 2022, total unrecognized compensation cost related to stock options was $361 and was expected to be recognized over a weighted average period of approximately 1.80 years.

Stock-Based Compensation - Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $595 and $53 for the third quarters of fiscal 2022 and fiscal 2021 and $1,555 and $246 for the first three quarters of fiscal 2022 and 2021. As of October 29, 2022, there was $3,202 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 1.93 years. The total fair value of restricted stock units vested during the first nine months of fiscal 2022 and fiscal 2021 was $976 and $1,255. The estimated fair value of restricted stock units is based on the grant date closing price of the Company’s stock for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards.

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

October 29, 2022

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of October 29, 2022 and changes during the nine-month period then ended is as follows:

	Restricted Stock Units
	Market-Based Units		Time-Based Units		Performance-Based Units		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested outstanding, January 29, 2022	57,800	$3.47	1,031,300	$7.46	222,900	$4.13	1,312,000	$6.72
Granted	—	$—	985,600	$3.71	36,400	$1.69	1,022,000	$3.64
Vested	—	$—	(453,000)	$6.67	—	$—	(453,000)	$6.67
Forfeited	—	$—	(78,600)	$5.02	—	$—	(78,600)	$5.02
Expired	(12,500)	$5.07	—	$—	—	$—	(12,500)	$5.07
Non-vested outstanding, October 29, 2022	45,300	$3.02	1,485,300	$5.34	259,300	$3.79	1,789,900	$5.06

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

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

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to shareholders	$(21,298)	$(9,492)	$(45,885)	$(16,970)
Earnings allocated to participating share awards	—	—	—	—
Net loss attributable to common shares — Basic and diluted	$(21,298)	$(9,492)	$(45,885)	$(16,970)
Denominator:
Weighted average number of common shares outstanding — Basic (a) (b)	29,415,680	21,503,340	25,932,294	18,710,658
Dilutive effect of stock options, non-vested shares and warrants	—	—	—	—
Weighted average number of common shares outstanding — Diluted	29,415,680	21,503,340	25,932,294	18,710,658
Net loss per common share	$(0.72)	$(0.44)	$(1.77)	$(0.91)
Net loss per common share — assuming dilution	$(0.72)	$(0.44)	$(1.77)	$(0.91)
(a)	For the three and nine-month periods ended October 29, 2022 and October 30, 2021 the basic earnings per share computation included zero and 21,000 outstanding fully paid warrants to purchase shares of the Company’s common stock at a price of $0.001 per share, respectively.
(b)	For three and nine-month periods ended October 29, 2022, there were approximately 29,708,057 and 2,181,573 incremental, in-the-money, potentially dilutive common shares outstanding. For three and nine-month periods ended October 30, 2021, there were approximately 658,000 and 992,000 incremental, in-the-money, potentially dilutive common shares outstanding. The incremental in-the-money potentially dilutive common stock shares are excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

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

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

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

Consumer Brands Segment – The consumer brands segment is comprised of C&B and JW.

●	Christopher & Banks – The Company’s flagship consumer brand, C&B was founded in 1956 and is a brand that specializes in offering women’s value-priced apparel and accessories that cater to women of all sizes, from petite to missy to plus sizes. Its internally designed, modern and comfortable apparel and accessories provide customers with an exclusive experience. The brand was acquired by us from Hilco Capital in March 2021. C&B’s omni-channel business model includes digital advertising driven online revenue, five brick and mortar retail stores, direct-to-consumer catalogs and a growing wholesaling business driven primarily by C&B’s television programming on our entertainment networks.
●	J.W. Hulme Company – JW was founded in 1905 and is an iconic brand offering men and women high quality accessories made by craftswomen and craftsmen the world over. The brand was acquired by the Company in 2019. JW’s omni-channel business model includes one brick and mortar retail stores, direct-to-consumer catalogs, digital advertising driven online revenue and a growing wholesaling business driven primarily by JW’s television programming on our entertainment networks.

Media Commerce Services Segment – The media commerce services segment is comprised of iMedia Digital Services.

●	iMedia Digital Services – The Company’s flagship media commerce service brand is iMDS, which is a digital advertising platform specializing in engaging shopping enthusiasts online and in OTT marketplaces. iMDS’s suite of services includes its Retail Media Exchange (“RME”) and value-added services (“VAS”). iMDS’s growth strategy is driven by its ability to differentiate its advertising platform by offering solutions that include our first-party shopping enthusiast data created continually by our entertainment and consumer brand segments. iMDS is primarily comprised of Synacor’s Portal and Advertising business, which the Company acquired in July of 2021. iMDS includes Float Left (“FL”), an OTT SaaS app platform that offers media and consumer brands the digital tools they need to deliver engaging television experiences to their audiences within the OTT and ConnectedTV ecosystems. FL offers custom, natively built solutions for Roku, Fire TV, Apple TV, Web, iOS and Android Mobile, and various smart TVs.

The Company does not allocate assets between the segments for its internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the first nine months of fiscal 2022 and fiscal 2021.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

The Company allocates corporate support costs (such as finance, human resources, warehouse management and legal) to its operating segments based on their estimated usage and based on how the Company manages the business.

Net Sales by Segment and Significant Product Groups

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Entertainment:
Jewelry & Watches	$34,080	$38,343	$123,515	$123,216
Health, Beauty & Wellness	21,269	27,070	66,787	74,773
Home	21,953	15,918	62,887	42,837
Fashion & Accessories	12,774	13,471	50,514	39,591
Other (primarily shipping & handling revenue)	11,074	10,666	37,909	33,080
Total entertainment revenues	$101,150	$105,468	$341,612	$313,497
Consumer Brands:
Fashion & Accessories	$9,368	$11,456	$29,838	$24,325
Home	—	1,914	1,807	4,467
Jewelry & Watches	16	75	195	276
Other (primarily shipping & handling revenue)	109	268	781	166
Total consumer brand revenues	$9,493	$13,713	$32,621	$29,234
Media Commerce Services:
Advertising & Search	12,621	11,500	36,809	14,594
Total media commerce services revenues	$12,621	$11,500	$36,809	$14,594
Total consolidated revenues	$123,264	$130,681	$411,042	$357,325

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

Performance Measures by Segment

			Media
		Consumer	Commerce
	Entertainment	Brands	Services	Consolidated
Three Months Ended October 29, 2022:
Net Sales	$101,150	$9,493	$12,621	$123,264
Gross Margin	42,649	5,399	3,462	51,510
Operating Income (loss)	(19,271)	2,100	1,906	(15,265)

Three Months Ended October 30, 2021:
Net Sales	$105,468	$13,713	$11,500	$130,681
Gross Margin	44,396	6,617	3,408	54,421
Operating Income (loss)	(6,824)	364	458	(6,002)

Nine Months Ended October 29, 2022:
Net Sales	$341,612	$32,621	$36,809	$411,042
Gross Margin	135,080	16,153	10,027	161,260
Operating Income (loss)	(41,395)	6,550	4,226	(30,619)

Nine Months Ended October 30, 2021:
Net Sales	$313,497	$29,234	$14,594	$357,325
Gross Margin	129,032	14,693	4,689	148,414
Operating Income (loss)	(11,636)	882	331	(10,423)

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

October 29, 2022

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

(13)   Related Party Transactions

Relationship with Sterling Time, Famjams, Invicta Watch Company of America, Retailing Enterprises, and WRNN

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

October 29, 2022

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

On April 7, 2021, the Company entered into a network affiliation agreement with WRNN-TV Associates Limited Partnership (“WRNN”), an affiliate of Mr. French, a director of the Company. The Company agreed to program the Company’s 24/7 English language shopping programming on all nine of WRNN’s current full power broadcast stations during the term.  The Company pays an annual minimum affiliate fee and an annual performance fee for the affiliation rights.

Transactions with Sterling Time

The Company purchased products from Sterling Time, an affiliate of Mr. Friedman, a director of the Company, in the aggregate amount of $30,383 and $35,700 during the first nine months of fiscal 2022 and fiscal 2021. As of October 29, 2022, and January 29, 2022, the Company had a net trade receivable balance owed by Sterling Time of $7,788 and $1,356.

Transactions with Retailing Enterprises

As of October 29, 2022 and January 29, 2022, the Company had a net trade receivable balance owed by Retailing Enterprises, LLC of $251 and $251 relating to warehouse services provided by the Company. As of October 29, 2022 and January 29, 2022, the Company accrued commissions of $94 and $225 to Retailing Enterprises, LLC for Company sales of the Invincible Guarantee program. The Invincible Guarantee program is an Invicta watch offer whereby customers receive credit on watch trade-ins within a five-year period. The program is serviced by Retailing Enterprises, LLC.

Transactions with Famjams Trading

The Company purchased products from Famjams Trading LLC ("Famjams Trading"), an affiliate of Mr. Friedman, a director of the Company, in the aggregate amount of $21,073 and $21,700 during the nine months of 2022 and 2021. In addition, the Company provided third party logistic services and warehousing to Famjams Trading, totaling $0 and $4 during the nine months of 2022 and 2021. As of

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

October 29, 2022, and January 29, 2022, the Company had a net trade receivable balance owed by Famjams Trading of $5,285 and $4,974.

Transactions with TWI Watches

The Company purchased products from TWI Watches LLC ("TWI Watches"), an affiliate of Mr. Friedman, a director of the Company, in the aggregate amount of $228 and $478 during the first nine months of fiscal 2022 and 2021. As of October 29, 2022 and January 29, 2022, the Company had a net trade payable balance owed to TWI Watches of $79 and $151.

Transactions with The Hub Marketing Services, LLC

The Company received marketing services from The Hub Marketing Services, LLC, an affiliate of Mr. Lalo, a director of the Company, in exchange for payments in the aggregate amount of $240 and $0 during the first nine months of fiscal 2022 and fiscal 2021. As of October 29, 2022 and January 29, 2022, the Company had a net trade payable balance owed to The Hub Marketing Services, LLC of $120 and $0.

Transactions with WRNN-TV

The Company purchased channel placement rights from WRNN in the aggregate amount of $14,332 and $9,500 during the first nine months of fiscal 2022 and 2021. As of October 29, 2022 and January 29, 2022, the Company had a net trade payable balance owed to WRNN of $1,638 and $1,583.

(14)  Restructuring Costs

During the third quarter of fiscal 2022, the Company implemented an additional cost optimization initiative. As a result of the third quarter fiscal 2022 cost optimization initiative, the Company recorded restructuring charges of $4,490 for the nine-month period ended October 29, 2022, in which $3,552 relates primarily to severance associated with the additional consolidation and elimination of positions across certain of the Company’s reportable segments and $938 relates to the restructuring associated with the 1-2-3.tv Group. These initiatives were substantially complete as of October 29, 2022.

The following table summarizes the significant components and activity under the restructuring program for the nine-month period ended October 29, 2022:

	Balance at			Balance at
	January 29, 2022	Charges	Cash Payments	October 29, 2022
Severance	$557	$3,312	$(2,987)	$882
Other incremental costs	—	1,178	(1,178)	—
	$557	$4,490	$(4,165)	$882

For the nine-month period ended October 29, 2022, the Company recognized restructuring charges of $4,490, of which $4,280 relate to its Entertainment segment and $210 relate to its Media Commerce Services segment.

The liability for restructuring accruals is included in accrued liabilities within the accompanying condensed consolidated balance sheets.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

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

During the first quarter ended April 30, 2022, the Company made certain adjustments to the preliminary price allocation made as of January 29, 2022 to better reflect the price allocated to goodwill and the identifiable intangible assets acquired. The Company

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

determined these adjustments after additional analysis and assessment of the valuation methodologies. Subsequent to these adjustments, the Company’s purchase price allocation was finalized as of October 29, 2022.

The 1-2-3.tv Sellers may receive additional consideration from the Subsidiary, if earned, in the form of earn-out payments in the amount of up to EUR 14,000 based on revenues of the 1-2-3.tv Group during 2022, and up to an additional EUR 14,000 per year for 2023 and 2024 based on revenues of the 1-2-3.tv Group during each of 2023 and 2024, with the ability of the 1-2-3.tv Sellers to earn amounts in excess of the EUR 14,000 in 2023 and 2024 in the event the maximum earn-out payments are not earned in either 2022 or 2023, respectively; provided, that in no event shall the total earn-out amount exceed EUR 42,000 ($48,531 based on the November 5, 2021 exchange rate). The Company has agreed to guarantee all obligations of its subsidiary to the 1-2-3.tv Sellers. As of November 5, 2021, the estimated fair value of the earn-out payment amounted to EUR 2,680 ($3,097 based on November 5, 2021 exchange rate). As of October 29, 2022, the estimated recorded liability of the earn-out payments was EUR 2,680 ($2,741 based on the October 29, 2022 exchange rate).

Supplemental Pro Forma Information

1-2-3.tv had sales of approximately $43,172 and $136,597 for the three and nine-months ended October 30, 2021, a significant portion of which was derived from its operations in Europe. 1-2-3.tv’s results have been included since the date of the acquisition.

The unaudited proforma information below, as required by GAAP, assumes that the 1-2-3.tv Group had been acquired at the beginning of fiscal 2022 and includes the effect of transaction accounting adjustments. These adjustments include the amortization of acquired intangible assets, depreciation of the fair value step-up of acquired property, plant and equipment, amortization of inventory fair value step-up (assumed to be fully amortized in fiscal 2022) in connection with the acquisition.

This unaudited proforma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have resulted had the acquisition been in effect at the beginning of fiscal 2021. In addition, the unaudited proforma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

The following table presents proforma net sales and net loss data assuming 1-2-3.tv was acquired at the beginning of fiscal 2021:

	Three Months Ended	Nine Months Ended
	October 30, 2021(a)	October 30, 2021(a)
Net sales	$173,853	$493,975
Net loss	(13,419)	(40,809)

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

The acquisition of the Portal and Advertising business was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $20,000 cash, the issuance of a $10,000 seller notes and

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

assumed liabilities with a fair value of $7,864. The seller note is payable in $1,000 quarterly installments over the next ten calendar quarters beginning with September 30, 2021. The seller notes bear interest at rates between 6% and 11% depending upon the period outstanding. The allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions of the net assets acquired.

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

On March 1, 2021, the Company acquired all the assets of Christopher & Banks, LLC. The acquisition of Christopher & Banks, LLC was accounted for in accordance with ASC 805-10 “Business Combinations”. The total consideration transferred on the date of the transaction consisted of $3,500 cash and assumed liabilities with a fair value of $4,197. In addition, the Company is obligated to issue common shares to Hilco with a value of $1,500 as additional consideration. The Company issued these shares during the third quarter of fiscal 2022.

iMEDIA BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2022

(Dollars in thousands, except share and per share information)

(Unaudited)

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

Non-controlling Interests

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made on a transaction-by-transaction basis. iMedia elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.  Due to the divestiture, the Company no longer has NCI.

Divestitures

The Closeout.com

In June 2022, the Company completed the divestiture of its 51% owned subsidiary, TCO, LLC (“TCO”). The Company received consideration of $3,505 in inventory and recorded a loss on divestiture of $985. The results of operations from TCO were not considered to be significant to the Company.

(16)  Subsequent Events

Sale-Leaseback Transaction

The Company received a Letter of Intent (“LOI”) in November 2022 from a real estate investment firm for the purchase of two buildings located in Bowling Green, KY, which serve as its distribution centers and one building located in Eden Prairie, MN which currently serves as the corporate headquarters and production studios for the Company. The LOI serves as the Company’s intent to enter into a sales-leaseback transaction for the Buildings with a purchase price of $48 million, and a lease term of twenty-one (21) years with additional renewal options available.

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

Overview

Our Company

iMedia Brands, Inc. and its subsidiaries (“we,” “our,” “us,” or the “Company”) is an entertainment company capitalizing on the convergence of entertainment, ecommerce, and advertising. The Company owns a growing portfolio of businesses that cross promote and exchange data with each other to optimize the engagement experiences it creates for advertisers and consumers in the United States and Western Europe. We believe our growth strategy builds on our core strengths.

During fiscal 2021, we began reporting based on three reportable segments:

●	Entertainment, which is comprised of our television networks, ShopHQ, ShopBulldogTV, ShopHQHealth, and 1-2-3.tv.
●	Consumer Brands, which is comprised of C&B, and JW.
●	Media Commerce Services, which is comprised of iMDS.

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

Summary Results for the Third quarter of Fiscal 2022

Consolidated net sales for our fiscal 2022 third quarter were $123,264 compared to $130,681 for our fiscal 2021 third quarter, which represents a 5.7% decrease. We reported an operating loss of $15,265 and a net loss of $21,298 for our fiscal 2022 third quarter. We reported an operating loss of $6,002 and a net loss of $9,492 for our fiscal 2021 third quarter.

Consolidated net sales for the first nine months of fiscal 2022 were $411,042 compared to $357,325 for the first nine months of fiscal 2021, which represents an 15.0% increase. We reported an operating loss of $30,619 and a net loss of $46,300 for the first nine months of fiscal 2022. The operating and net loss for the first nine months of fiscal 2022 included transaction, settlement and integration costs totaling $14,905, a loss on debt extinguishment of $884, and restructuring costs of $4,490. We reported an operating loss of $10,423 and a net loss of $17,252 for the first nine months of fiscal 2021. The operating and net loss for the first nine months of fiscal 2021 included transaction, settlement and integration costs totaling $5,757; a loss on debt extinguishment of $663; and restructuring costs of $634.

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

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Entertainment:	2022	2021	2022	2021
Jewelry & Watches	33.7%	36.4%	36.2%	39.3%
Health, Beauty & Wellness	21.0%	25.7%	19.6%	23.9%
Home	21.7%	15.1%	18.4%	13.7%
Fashion & Accessories	12.6%	12.8%	14.8%	12.6%
Other (primarily shipping & handling revenue)	10.9%	10.1%	11.1%	10.6%
Total entertainment net sales	100%	100%	100%	100%

Consumer Brands Segment

The consumer brands segment is comprised of Christopher & Banks (“C&B”), and J.W. Hulme Company (“JW”).

●	Christopher & Banks – The Company’s flagship consumer brand, C&B, was founded in 1956 and is a brand that specializes in offering women’s value-priced apparel and accessories that cater to women of all sizes, from petite to missy to plus sizes. Its internally designed, modern and comfortable apparel and accessories provide customers with an exclusive experience. The brand was acquired by us in partnership with Hilco Capital in March 2021. C&B’s omni-channel business model includes digital advertising driven online revenue, five brick and mortar retail stores, direct-to-consumer catalogs and a growing wholesaling business driven primarily by C&B’s television programming on our entertainment networks.
●	J.W. Hulme Company – JW was founded in 1905 and is an iconic brand, offering men and women high-quality accessories made by craftswomen and craftsmen the world over. The brand was acquired by the Company in 2019. JW’s omni-channel business model includes one brick and mortar retail store, direct-to-consumer catalogs, digital advertising driven online revenue and a growing wholesaling business driven primarily by JW’s television programming on our entertainment networks.

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Consumer Brands:	2022	2021	2022	2021
Fashion & Accessories	98.7%	83.5%	91.5%	83.2%
Home	—%	13.9%	5.5%	15.4%
Jewelry & Watches	0.2%	0.5%	0.6%	0.9%
Other (primarily shipping & handling revenue)	1.1%	2.0%	2.4%	0.6%
Total consumer brand net sales	100%	100%	100%	100%

Media Commerce Services Segment

The media commerce services segment is comprised of iMedia Digital Services (“iMDS”).

●	iMedia Digital Services – The Company’s flagship media commerce service brand is iMDS, which is a digital advertising platform specializing in engaging shopping enthusiasts online and in OTT marketplaces. iMDS’s suite of services includes its Retail Media Exchange (“RME”) and value-added services (“VAS”). iMDS’s growth strategy is driven by its ability to differentiate its advertising platform by offering solutions that include our first-party shopping enthusiast data created continually by our entertainment and consumer brand segments. iMDS is primarily comprised of Synacor’s Portal and Advertising business, which the Company acquired in July of 2021. Additionally, iMDS offers, custom, natively built solutions for Roku, Fire TV, Apple TV, Web, iOS and Android Mobile, and various smart TVs.

The following table shows our Media Commerce Services reporting segment merchandise mix as a percentage of net sales for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Media Commerce Services:	2022	2021	2022	2021
Advertising & Search	100.0%	100.0%	100.0%	100.0%
Total media commerce services net sales	100%	100%	100%	100%

Results of Operations

Selected Condensed Consolidated Financial Data

Operations

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for the		Percentage of Net Sales for the
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	41.8%	41.6%	39.2%	41.5%
Operating expenses:
Distribution and selling	28.6%	30.1%	28.0%	30.5%
General and administrative	17.2%	8.2%	10.9%	6.9%
Depreciation and amortization	7.1%	7.5%	6.7%	6.9%
Restructuring costs	1.3%	0.5%	1.1%	0.2%
Total operating expenses	54.2%	46.2%	46.7%	44.5%
Operating loss	(12.4)%	(4.6)%	(7.4)%	(2.9)%

Consolidated Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for the fiscal 2022 third quarter were $123,264, a 5.7% decrease from consolidated net sales of $130,681 for the comparable prior year quarter. Consolidated net sales, inclusive of shipping and handling revenue, for the first nine months of fiscal 2022 were $411,042, a 15.0% increase from consolidated net sales of $357,325 for the comparable prior year period.

Gross Profit

	For the Three Months Ended
	October 29,	October 30,
	2022	2021	Change	% Change
Entertainment	$42,649	$44,396	$(1,747)	(3.9)%
Consumer Brands	5,399	6,617	(1,218)	(18.4)%
Media Commerce Services	3,462	3,408	54	1.6%
Consolidated gross profit	$51,510	$54,421	$(2,911)	(5.3)%

	For the Nine Months Ended
	October 29,	October 30,
	2022	2021	Change	% Change
Entertainment	$135,080	$129,032	$6,048	4.7%
Consumer Brands	16,153	14,693	1,460	9.9%
Media Commerce Services	10,027	4,689	5,338	113.8%
Consolidated gross profit	$161,260	$148,414	$12,846	8.7%

Consolidated gross profit for the third quarter of fiscal 2022 was $51,510 a decrease of $2,911, or 5.3%, compared to the third quarter of fiscal 2021. The Entertainment segment’s gross profit decreased $1,747, or 3.9% compared to the third quarter of fiscal 2021 and was primarily driven by the 4.1% decrease in net sales and lower gross profit rates in the Home product category due to the promotional pricing to sell-thru the Shaq branded merchandise. The Consumer Brands segment’s gross profit decreased by $1,218, or 18.4% compared to the third quarter of fiscal 2021 and was primarily driven by the 30.8% decrease in new sales and the lower gross profit rates in fiscal 2022. During 2021, the Company was able to purchase Christopher & Banks merchandise at favorable prices. The Media Commerce Services segment’s gross profit increased by $54, or 1.6% compared to the third quarter of fiscal 2021 and was primarily driven by the 9.7% sales increase.

Consolidated gross margin percentages for the third quarters of fiscal 2022 and fiscal 2021 were 41.8% and 41.6%, which represent a 14-basis point increase. The Entertainment segment’s gross margin percentages for the third quarters of fiscal 2022 and fiscal 2021 were 42.2% and 42.1%, which represents a 7-basis point increase. Sales mix is impacting the gross margin rate. The Consumer Brands segment’s gross margin percentages for the third quarters of fiscal 2022 and fiscal 2021 were 56.9% and 48.3%, which represent an 862-basis point increase. The increase in the gross margin percentage is primarily due to moderation of promotional pricing, including shipping promotions. The Media Commerce Services segment’s gross margin percentages for the third quarters of fiscal 2022 and fiscal 2021 were 27.4% and 29.6%. Sales mix is impacting gross margin rate due to blending the lower-margin rates from iMDS.

Consolidated gross profit for the first nine months of fiscal 2022 was $161,260, an increase of $12,846, or 8.7%, compared to the first nine months of fiscal 2021. The Entertainment segment’s gross profit increased $6,048, or 4.7% compared to the first nine months of fiscal 2021 and was primarily driven by the November 2021 acquisition of 1-2-3.tv. The Consumer Brands segment’s gross profit increased by $1,460, or 9.9% compared to the first nine months of fiscal 2021 and was primarily driven by the March 2021 acquisition of Christopher & Banks. The Media Commerce Services segment’s gross profit increased by $5,338, or 113.8% compared to the first nine months of fiscal 2021 and was primarily driven by the July 2021 acquisition of iMDS.

Consolidated gross margin percentages for the nine months of fiscal 2022 and fiscal 2021 were 39.2% and 41.5%, which represent a 230-basis point decrease. The Entertainment segment’s gross margin percentages for the nine months of fiscal 2022 and fiscal 2021 were 39.5% and 42.1%, which represent a 255-basis point decrease. Sales mix is impacting the gross margin rate due to blending the historical lower gross margin rates of 1-2-3.tv into the Entertainment segment. Gross margin rates for 1-2-3.tv, which was acquired in November 2021, are less than the aggregate gross margin rate for the Entertainment segment compared to the prior year.  The Consumer Brands segment’s gross margin percentages for the nine months of fiscal 2022 and fiscal 2021 were 49.5% and 50.3% which represent a 74-basis point decrease. The decrease in the gross margin percentage reflects the one-time favorable gross margin rates in 2021 due to the discounted Christopher & Bank’s inventory purchased in 2021. The Media Commerce Services segment’s gross margin percentages for the nine months of fiscal 2022 and fiscal 2021 were 27.2% and 32.1%, which represents a 489-basis point increase. Sales mix is impacting gross margin rate and was primarily due to blending the lower-margin rates from iMDS.

Operating Expenses

Total operating expenses for the fiscal 2022 third quarter were approximately $66,775 compared to $60,423 for the comparable prior year period, an increase of 10.5%. Total operating expenses as a percentage of net sales were 54.2% during the third quarter of fiscal 2022, compared to 46.2% during the comparable prior year period of fiscal 2021. Total operating expenses for the fiscal 2022 third quarter and the fiscal 2021 third quarter included transaction, settlement and integration costs of $11,793 and $3,835, as well as restructuring costs of $1,551 and $634, respectively. Additionally, during the third quarter of 2022, the Company amended and terminated a license agreement. The purpose of terminating the license agreement was to eliminate marginally profitable business. As a result of terminating the license agreement, the Company recognized a non-recurring charge of $8,067 in operating expenses (total charge is $9,941, of which $1,874 relates to inventory write-downs) in the third quarter of 2022.

Total operating expenses for the first nine months of fiscal 2022 were approximately $191,879 compared to $158,837 for the comparable prior year period, an increase of 20.8%. Total operating expenses for the first nine months of fiscal 2022 included transaction, settlement and integration costs of $14,905 and restructuring costs of $4,490. Total operating expenses for the first nine months of fiscal 2021 included transaction, settlement and integration costs of $5,757 and restructuring costs of $634.

Distribution and selling expense decreased $4,041, or 10.3%, to $35,261, or 28.6% of net sales during the fiscal 2022 third quarter compared to $39,302, or 30.1% of net sales for the comparable prior year fiscal quarter. The decrease in distribution and selling during fiscal 2022 third quarter is primarily attributable to lower television program distribution costs for our TV networks.

Distribution and selling expense increased $6,243, or 5.7%, to $115,150, or 28.0% of net sales during the first nine months of fiscal 2022 compared to $108,907, or 30.5% of net sales for the comparable prior year period. The increase in distribution and selling during fiscal 2022 during the first nine months of fiscal 2021 is attributable to the November 2021 acquisition of 1-2-3.tv and increase in television program distribution costs due to the increase in carriers and the related increased household distribution.

To the extent that our average selling price changes, our variable expense as a percentage of net sales could be impacted as the number of our shipped units change. Television program distribution expense is primarily a fixed cost per household. However, this expense may be impacted by changes in the number of average homes, channels reached or by rate changes associated with changes in our channel position with carriers.

General and administrative expense for the fiscal 2022 third quarter increased $10,439, or 97.1%, to $21,185 or 17.2% of net sales, compared to $10,746 or 8.2% of net sales for the comparable prior year fiscal quarter. The increase in general and administrative expenses during fiscal 2022 third quarter is primarily attributable to terminating a license agreement. The Company recognized a non-recurring charge of $8,067 in general and administrative expenses (total charge is $9,941, of which $1,874 relates to inventory write-downs) in the general and administrative expense for the third quarter of 2022, in addition to the increase in general and administrative expenses from the acquisition of 1-2-3.tv.

General and administrative expense for the first nine months of fiscal 2022 increased $20,249, or 82.4%, to $44,818 or 10.9% of net sales, compared to $24,569 or 6.9% of net sales for the comparable prior year period. For the first nine months of fiscal 2022, the increase in general and administrative expenses is primarily attributable to terminating a license agreement. The Company recognized a non-recurring charge of $8,067 in general and administrative expenses (total charge is $9,941, of which $1,874 relates to inventory write-downs) in the general and administrative expense for the nine months of fiscal 2022, in addition to the increase in general and administrative expenses from the acquisitions of 1-2-3.tv and iMDS.

Depreciation and amortization expense for the fiscal 2022 third quarter decreased $963, or 9.9%, to $8,778 compared to $9,741 for the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the third quarters of fiscal 2022 and fiscal 2021 was 7.1% and 7.5%. The decrease in depreciation and amortization expense for the third quarter of fiscal 2022 was primarily due to lower broadcast rights amortization, offset by increases in amortization expense generated from the 2021 acquisitions, including, 1-2-3.tv, iMDS and Christopher & Banks.

Depreciation and amortization expense for the first nine months of fiscal 2022 amounted to $27,421, an increase of $2,694, or 10.9%, compared to $24,727 for the same prior year period. Depreciation and amortization expense as a percentage of net sales for the first nine months of fiscal 2022 and 2021 was 6.7% and 6.9%. The increase in depreciation and amortization expense for the third quarter of fiscal 2022 was primarily due to the incremental depreciation and an increase in amortization expense generated from the 2021 acquisitions, including, 1-2-3.tv, iMDS and Christopher & Banks, partially offset by lower broadcast rights amortization.

Restructuring Costs

During the second quarter of fiscal 2022, the Company implemented cost savings initiatives. As a result of the second quarter fiscal 2022 cost optimization initiative, the Company recorded restructuring charges of $4,490 for the nine-month period ended October 29, 2022, which relate primarily to severance associated with the additional consolidation and elimination of positions across all the Company’s reportable segments. These initiatives were substantially complete and $882 remains unpaid as of October 29, 2022.

During the third quarter of fiscal 2022, the Company implemented an additional cost optimization initiative. As a result of the third quarter fiscal 2022 cost optimization initiative, the Company recorded restructuring charges of $3,552 and $938 for the nine-month period ended October 29, 2022, which relate primarily to severance associated with the additional consolidation and elimination of positions across certain of the Company’s reportable segments and the restructuring associated with the 1-2-3.tv Group, respectively. These initiatives were substantially complete as of October 29, 2022.

Operating Loss

For the fiscal 2022 third quarter, we reported an operating loss of approximately $15,265 compared to operating loss of $6,002 for the fiscal 2021 third quarter. The Entertainment segment reported an operating loss of $19,271, Consumer Brands segment reported operating income of $2,100, and Media Commerce Services segment reported operating income of $1,906 for the fiscal 2022 third quarter compared to operating loss of $6,824 for the Entertainment segment, and operating income of $364 for Consumer Brands segment, and an operating income of $458 for Media Commerce Services segment for the fiscal 2021 third quarter. For the third quarter of fiscal 2022, Entertainment segment’s operating loss increased primarily as a result of net sales declines from ShopHQ and terminating a license agreement. The Company recognized a non-recurring charge of $8,067 in operating expenses (total charge is $9,941, of which $1,874 relates to inventory write-downs) in the third quarter of fiscal 2022. The Consumer Brands segment’s operating income increased during the fiscal 2022 third quarter primarily from lower transition costs compared to those incurred in 2021. The Media Commerce Services segment’s operating income increased during the fiscal 2022 first quarter primarily driven by the profitable sales growth of iMDS, which was acquired in July 2021.

For the nine months ended October 29, 2022, we reported an operating loss of approximately $30,619 compared to an operating loss of $10,423 for the comparable prior year period. The Entertainment, Consumer Brands, and Media Commerce Services segments reported an operating loss of $41,395, operating income of $6,550, and operating income of $4,226 for the nine months ended October 29, 2022, compared to operating losses of $11,636, operating income of $882 and operating income of $331 for the nine months ended October 30, 2021. The Entertainment segment’s operating loss increased primarily as a result of net sales declines from ShopHQ and terminating a license agreement. The Company recognized a non-recurring charge of $8,067 in operating expenses (total charge is $9,941, of which $1,874 relates to inventory write-downs) during the nine months ended October 29, 2022. The Consumer Brands segment’s operating income increased primarily from the 11.6% increase in net sales driven by the March 2021 acquisition of Christopher & Banks. The Media Commerce Services segment’s operating income increased primarily driven by the profitable sales growth of iMDS, which was acquired in July 2021.

Interest Expense

Net interest expense for the fiscal 2022 third quarter increased $2,552, or 73.6%, to $6,018 compared to $3,466 for the comparable prior year period. The increase is attributable to a higher average debt balance during the current year and increasing interest rates.

Net interest expense for the first nine months of fiscal 2022 increased $9,581, or 156.5%, to $15,702 compared to $6,121 for the comparable prior year period. The increase is attributable to a higher average debt balance during the current year and increasing interest rates.

Effect of Foreign Exchange Rates

In November of 2021, we acquired a foreign subsidiary, 1-2-3.tv, which reports its financial information in Euros. For the nine-months ended October 29, 2022, we recognized foreign translation adjustments of $8,715, which is part of other comprehensive income. Below is a summary of changes in foreign exchange rates for fiscal 2022 and 2021:

	October 29,	January 29,
	2022	2022
Foreign Exchange Rate (USD / Euro) - Closing	$0.996	$1.115
% Change from prior year	(10.7)%

The average exchange rate was $0.996 for the three months ended October 29, 2022.

Net Loss

For the fiscal 2022 third quarter, we reported a net loss of $21,298, or ($0.72) per share, on 29,415,680 weighted average basic common shares outstanding compared with net loss of $9,492, or ($0.44) per share, on 21,503,340 weighted average basic common shares outstanding in the fiscal 2021 third quarter. The net loss for the third quarter of fiscal 2022 included transaction, settlement and integrations costs included in general and administrative expenses totaling $11,793, net interest expense of $6,018, and restructuring costs of $1,551. The net loss for the third quarter of fiscal 2021 included transaction, settlement and integrations costs totaling $3,835, net interest expense of $3,466, and restructuring costs of $634.

The net loss for the first nine months of fiscal 2022 was $46,300 compared to a net loss of $17,252 for the comparable prior year period, an increase of 168.4%. Net loss for fiscal 2022 included transaction, settlement and integrations costs totaling $14,905, net interest expense of $15,702, loss on debt extinguishment of $884, and restructuring costs of $4,490. The net loss for the first nine months of fiscal 2021 included net interest expense of $6,121, transaction, settlement and integrations costs totaling $5,757, loss on debt extinguishment of $663, and restructuring costs of $634. For the third quarters of fiscal 2022 and fiscal 2021, the net loss reflects an income tax provision of ($15). For the first nine months of fiscal 2022 and fiscal 2021 the net loss reflects an income tax provision of ($47) and ($45), respectively. The income tax provision for these periods relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation

Adjusted EBITDA (as defined below) for the third quarter of fiscal 2022 was $8,647 compared to Adjusted EBITDA of $10,093 for the fiscal 2021 third quarter. For the nine-month period ended October 29, 2022, Adjusted EBITDA was $22,917 compared with $26,541 for the comparable prior year period.

A reconciliation of the comparable GAAP measure, net loss, to Adjusted EBITDA follows, in thousands:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net loss attributable to shareholders	$(21,298)	$(9,492)	$(45,885)	$(16,970)
Adjustments:
TV broadcast rights amortization	6,617	7,926	19,689	19,121
Depreciation and amortization (a)	2,999	2,751	10,358	8,444
Interest income and other	(20)	(85)	(230)	(124)
Interest expense	6,038	3,551	15,932	6,245
Income taxes	15	15	47	45
EBITDA (b)	$(5,649)	$4,666	$(89)	$16,761

A reconciliation of EBITDA to Adjusted EBITDA is as follows:
EBITDA (b)	$(5,649)	$4,666	$(89)	$16,761
Adjustments:
Transaction, settlement and integration costs, net (c)	11,793	3,835	14,905	5,757
Non-cash share-based compensation expense	952	949	3,061	2,385
Loss on debt extinguishment	—	9	884	663
Inventory impairment write-down	—	—	618	—
Change in fair value of contract liability, net	—	—	(1,937)	—
Loss on divestiture	—	—	985	—
Restructuring Costs	1,551	634	4,490	634
Other	—	—	—	341
Adjusted EBITDA (b)	$8,647	$10,093	$22,917	$26,541
(a)	Includes distribution facility depreciation of $838 and $2,626 and $936 and $2,997 for the three and nine-month periods ended October 29, 2022, and October 30, 2021. Distribution facility depreciation is included as a component of cost of sales within the accompanying condensed consolidated statements of operations. Includes amortization expense related to the television broadcast rights totaling $6,617 and $19,689 and $7,926 and $19,121.
(b)	EBITDA as defined for this statistical presentation represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); transaction, settlement and integration costs; restructuring costs; non-cash impairment charges and write downs; one-time customer concessions; loss on debt extinguishment; executive and management transition costs; rebranding costs; and non-cash share-based compensation expense.
(c)	Transaction, settlement and integration costs, net for the three and nine-month period ended October 29, 2022 include transaction and integration costs related primarily to terminating a license agreement. The Company recognized a non-recurring charge of $9,941 ($1,874 relates to inventory write-downs) during the third quarter of fiscal 2022 and to the C&B, iMDS and 1-2-3.tv business acquisitions. Transaction, settlement and integration costs, net, for the three and nine-month period ended October 30, 2021 include consulting fees incurred to explore additional loan financings, settlement costs, and incremental COVID-19 related legal costs.

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

Results of Operations – Reporting Segments

The following table sets forth, for the periods indicated, certain statement of operations data for each segment:

	Three Months Ended				Nine Months Ended
	October 29,		October 30,		October 29,		October 30,
	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net Sales
Entertainment	$101,150	82%	$105,468	81%	$341,612	83%	$313,497	88%
Consumer Brands	9,493	8%	13,713	10%	32,621	8%	29,234	8%
Media Commerce Services	12,621	10%	11,500	9%	36,809	9%	14,594	4%
Total net sales	$123,264	100%	$130,681	100%	$411,042	100%	$357,325	100%

Gross Margin
Entertainment	$42,649	83%	$44,396	82%	$135,080	84%	$129,032	87%
Consumer Brands	5,399	10%	6,617	12%	16,153	10%	14,693	10%
Media Commerce Services	3,462	7%	3,408	6%	10,027	6%	4,689	3%
Total gross margin	$51,510	100%	$54,421	100%	$161,260	100%	$148,414	100%

Operating Loss
Entertainment	$(19,271)	126%	$(6,824)	114%	$(41,395)	135%	$(11,636)	112%
Consumer Brands	2,100	(14)%	364	(6)%	6,550	(21)%	882	(8)%
Media Commerce Services	1,906	(12)%	458	(8)%	4,226	(14)%	331	(3)%
Total operating loss	$(15,265)	100%	$(6,002)	100%	$(30,619)	100%	$(10,423)	100%

Entertainment Segment

The entertainment segment is comprised of our television networks: ShopHQ, ShopBulldogTV, ShopHQHealth, and 1-2-3.tv. The following table summarizes net sales by product category and other information from statements of operations for the entertainment segment:

	Three Months Ended				Nine Months Ended
	October 29,		October 30,		October 29,		October 30,
	2022		2021		2022		2021
Entertainment:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Jewelry & Watches	$34,080	33.7%	$38,343	36.4%	$123,515	36.2%	$123,216	39.3%
Health, Beauty & Wellness	21,269	21.0%	27,070	25.7%	66,787	19.6%	74,773	23.9%
Home	21,953	21.7%	15,918	15.1%	62,887	18.4%	42,837	13.7%
Fashion & Accessories	12,774	12.6%	13,471	12.8%	50,514	14.8%	39,591	12.6%
Other (primarily shipping & handling revenue)	11,074	10.9%	10,666	10.1%	37,909	11.1%	33,080	10.6%
Total entertainment revenues	$101,150	100.0%	$105,468	100.0%	$341,612	100.0%	$313,497	100.0%

Gross margin	$42,649	42.2%	$44,396	42.1%	$135,080	39.5%	$129,032	41.2%
Operating loss	$(19,271)	(19.1)%	$(6,824)	(6.5)%	$(41,395)	(12.1)%	$(11,636)	(3.7)%

Entertainment net sales decreased $4,318 or 4.1% for the third quarter of fiscal 2022 when compared to the previous fiscal third quarter. For 2022, the decrease in net sales was primarily due to sales growth from the November 2021 acquisition of 1-2-3.tv, offset by decreases in ShopHQ sales resulting from carriage disruption during the third quarter.

Entertainment net sales increased $28,115 or 9.0% for the first nine months of fiscal 2022 when compared to the previous fiscal nine-month period. For 2022, the increase in net sales was primarily due to sales growth from the November 2021 acquisition of 1-2-3.tv, partially offset by decreases in ShopHQ sales resulting from carriage disruption during the third quarter.

Entertainment gross margin percentage was 42.2% and 42.1% for the third quarter of fiscal 2022 and 2021, respectively. For 2022, the 7-basis point increase was primarily attributable to actions implemented to increase the average sale prices (“ASPs”) for 1-2-3.tv. Gross margin rates for 1-2-3.tv, which was acquired in November 2021, have been historically less than the aggregate gross margin rate for the Entertainment segment compared to the prior year.

Entertainment gross margin percentage was 39.5% and 42.1% for the first nine months of fiscal 2022 and 2021, respectively. For 2022, the 255-basis point decrease was primarily attributable to blending the lower gross margin rates of 1-2-3.tv into the Entertainment segment. Gross margin rates for 1-2-3.tv, which was acquired in November 2021, have been historically less than the aggregate gross margin rate for the Entertainment segment compared to the prior year.

Entertainment operating loss as a percentage of net sales was (19.1)% and (6.5)% for the third quarter of fiscal 2022 and 2021, respectively. For 2022, the Entertainment segment’s operating loss as a percentage of sales increased primarily as a result of net sales declines from ShopHQ, the margin rate change described above and the charge relating to the termination of a license agreement. The purpose of terminating the license agreement was to eliminate marginally profitable business. As a result of terminating the license agreement, the Company recognized a non-recurring charge of $9,941 ($1,874 relates to inventory write-down).

Entertainment operating loss as a percentage of net sales was (12.1)% and (3.7)% for the first nine months of fiscal 2022 and 2021, respectively. For 2022, the Entertainment segment’s operating loss as a percentage of sales increased primarily as a result of net sales declines from ShopHQ, the margin rate change described above and the charge relating to termination of a license agreement. The purpose of terminating the license agreement was to eliminate marginally profitable business. As a result of terminating the license agreement, the Company recognized a non-recurring charge of $9,941 ($1,874 relates to inventory write-down).

Consumer Brands Segment

The consumer brands segment is comprised of C&B, and JW. The following table summarizes net sales by product category and other information from statements of operations for the consumer brands segment:

	Three Months Ended				Nine Months Ended
	October 29,		October 30,		October 29,		October 30,
	2022		2021		2022		2021
Consumer Brands:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Fashion & Accessories	$9,368	98.7%	$11,456	83.5%	$29,838	91.5%	$24,325	83.2%
Home	—	—%	1,914	14.0%	1,807	5.5%	4,467	15.3%
Jewelry & Watches	16	0.2%	75	0.5%	195	0.6%	276	0.9%
Other (primarily shipping & handling revenue)	109	1.1%	268	2.0%	781	2.4%	166	0.6%
Total consumer brands revenues	$9,493	100.0%	$13,713	100.0%	$32,621	100.0%	$29,234	100.0%

Gross margin	$5,399	56.9%	$6,617	48.3%	$16,153	49.5%	$14,693	50.3%
Operating income (loss)	$2,100	22.1%	$364	2.7%	$6,550	20.1%	$882	3.0%

Consumer brands net sales for the consumer brands segment decreased $4,220 or 30.8% for the third quarter of fiscal 2022 when compared to the comparable prior year period. For 2022, the decrease in net sales was primarily due to divested businesses in the second quarter and sales decreases in Christopher & Banks.

Consumer brands net sales for the consumer brands segment increased $3,387 or 11.6% for the first nine months of fiscal 2022, when compared to the comparable prior year period. For 2022, the increase in net sales was primarily due to the March 2021 acquisition of Christopher & Banks, partially offset by businesses divested in the second quarter.

Consumer brands gross margin percentage was 56.9% and 48.3% for the third quarter of fiscal 2022 and 2021, respectively. For fiscal 2022, the 862-basis point increase in the gross margin percentage is primarily due to moderation of promotional pricing, including shipping promotions.

Consumer brands gross margin percentage was 49.5% and 50.3% for the first nine months of fiscal 2022 and 2021, respectively. For fiscal 2022, the 74-basis point decrease in gross margin percentage is from lower margins compared to the one-time favorable gross margin in 2021 due to the discounted merchandise purchased in 2021. During 2021, the Company was able to purchase “closeout” Christopher & Banks merchandise, separate from the acquisition, at favorable prices.

Consumer brands operating income as a percentage of sales was 22.1% and 2.7% for the third quarter of fiscal 2022 and 2021, respectively. The increase in operating income as a percentage of sales in 2022 was primarily attributable to lower transition costs relating to the 2021 acquisition of Christopher & Banks.

Consumer brands operating income as a percentage of sales was 20.1% and 3.0% for the first nine months of fiscal 2022 and 2021, respectively. The increase in operating income as a percentage of sales in 2022 was primarily attributable to the increase in net sales due to the 2021 acquisition of Christopher & Banks and lower transition costs relating to the 2021 acquisition of Christopher & Banks.

Media Commerce Services Segment

The media commerce services segment is comprised of iMDS and FL. The following table summarizes net sales by product category and other information from statements of operations for the media commerce services segment:

	Three Months Ended				Nine Months Ended
	October 29,		October 30,		October 29,		October 30,
	2022		2021		2022		2021
Media Commerce Services:	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev	Amount	% of Rev
Advertising & Search	$12,621	100.0%	$11,500	100.0%	$36,809	100.0%	$14,594	100.0%
Total media commerce services revenues	$12,621	100.0%	$11,500	100.0%	$36,809	100.0%	$14,594	100.0%

Gross margin	$3,462	27.4%	$3,408	29.6%	$10,027	27.2%	$4,689	32.1%
Operating income (loss)	$1,906	15.1%	$458	4.0%	$4,226	11.5%	$331	2.3%

Media commerce services net sales increased $1,121 or 9.7% for the third quarter of fiscal 2022 when compared to the previous fiscal quarter. For 2022, the increase in net sales was primarily due to both customer growth and increases in advertising.

Media commerce services net sales increased $22,215 or 152.2% for the first nine months of fiscal 2022 when compared to the previous nine months of fiscal 2021. For 2022, the increase in net sales was primarily due to the July 2021 acquisition of iMDS.

Media commerce services gross margin percentage was 27.4% and 29.6% for the third quarter of 2022 and 2021, respectively. For fiscal 2022, the 220-basis point decrease was primarily due to blending the lower-margin rates from iMDS.

Media commerce services gross margin percentage was 27.2% and 32.1% for the first nine months of 2022 and 2021, respectively. For fiscal 2022, the 489-basis point decrease was primarily due to blending the lower-margin rates from iMDS.

Media commerce services operating income as a percentage of net sales was 15.1% and 4.0% of sales for the third quarter of fiscal 2022 and 2021, respectively. For 2022, the increase in operating income as a percentage of sales is primarily due to the profitable sales growth of iMDS which was acquired in July 2021 and lower transition costs relating to the 2021 acquisition of iMDS.

Media commerce services operating income as a percentage of net sales was 11.5% and 2.3% of sales for the first nine months of fiscal 2022 and 2021, respectively. For 2022, the increase in operating income as a percentage of sales is primarily due to the profitable sales growth of iMDS, which was acquired in July 2021 and lower transition costs relating to the 2021 acquisition of iMDS.

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

Financial Condition, Liquidity and Capital Resources

As of October 29, 2022, we had cash and restricted cash of $10,571. In addition, under the revolving loan under the Loan Agreement, we are required to maintain a minimum of $10,000 of unrestricted cash plus unused line availability at all times. We are currently in discussions to amend the terms of the Loan Agreement which, among other things, would amend the minimum cash requirement. As of January 29, 2022, we had cash of $13,188. For the first nine months of fiscal 2022, working capital decreased $109,616 to ($37,508) (see "Cash Requirements" below for additional information on changes in working capital accounts). The current ratio (our total current assets over total current liabilities) was 0.9 at October 29, 2022 and 1.4 at January 29, 2022.

The Company is required to keep cash in a restricted account in order to maintain letters of credit to both purchase inventory as well as secure the Company’s corporate purchasing card program. Any interest earned is recorded in that period. The Company had $1,500 in restricted cash accounts as of October 29, 2022.

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

The 2026 Notes are senior unsecured obligations of the Company. There is no sinking fund for the 2026 Notes. The Company may redeem the 2026 Notes for cash in whole or in part at any time at its option (i) on or after September 30, 2023 and prior to September 30, 2024, at a price equal to $25.75 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after September 30, 2024 and prior to September 30, 2025, at a price equal to $25.50 per note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after September 30, 2025 and prior to maturity, at a price equal to $25.25 per note, plus accrued and unpaid interest to, but excluding, the date of redemption. The Indenture provides for events of default that may, in certain circumstances, lead to the outstanding principal and unpaid interest of the 2026 Notes becoming immediately due and payable. If a Mandatory Redemption Event (as defined in the Supplemental Indenture) occurs, the Company will have an obligation to redeem the 2026 Notes, in whole but not in part, within 45 days after the occurrence of the Mandatory Redemption Event at a redemption price in cash equal to $25.50 per note plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The compliance or noncompliance with covenants in the Loan Agreement does not affect the 2026 Notes. See Note 6.

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

Subject to certain conditions, borrowings under the Loan Agreement bear interest at 4.50% plus the London interbank offered rate for deposits in dollars (“LIBOR”) for a period of 30 days as published in The Wall Street Journal three business days prior to the first day of each calendar month. As of May 27, 2022, LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”) under the Loan Agreement. The original terms included a floor of 0.50% under LIBOR, which remained applicable following the transition to SOFR.

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

As of October 29, 2022, the Company had total borrowings of $63,786 under its revolving loans with Siena. Remaining available capacity under the revolving loan as of October 29, 2022 was approximately $1,839. As of October 29, 2022, the Company was not in

compliance with the net senior debt leverage ratio and minimum liquidity covenant of the Loan Agreement. Therefore, the amounts of the Company’s long-term debt that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as current liabilities.

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

As of October 29, 2022 and as of the date of this report, the Company was not in compliance with certain of the coverage ratio terms of its revolving credit facility. Therefore, the amounts of the Company’s long-term debt associated with the GreenLake Note that would otherwise be contractually due and payable after one year are reflected on the Company’s balance sheets as current liabilities.

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

Private Placement Securities Purchase Agreement

On May 11, 2022, iMedia Brands, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages to the Purchase Agreement (collectively, the “Purchasers”) pursuant to which, among other things, the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Offering”), an aggregate of 7,801,303 shares of common stock or pre-funded warrants to purchase common stock, each of which is coupled with a warrant to purchase one share of common stock. In more detail, the Company agreed to issue and sell to the Purchasers: (i) 4,136,001 shares of its common stock, at an offering price of $3.07 per share (the “Shares”), (ii) pre-funded warrants to purchase up to 3,763,022 shares of its common stock at an offering price of $3.0699 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share offering price of its common stock less the $0.0001 per share exercise price for each pre-funded warrant and (iii) warrants to purchase up to 7,899,023 shares of its common stock, with a per share exercise price of $2.94 (the “Common Warrants”). Of these securities, 97,720 Shares and 97,720 Common Warrants are being purchased by Craig-Hallum Capital Group LLC (the “Placement Agent”) at a purchase price of $3.07. The purchase agreement was treated as a forward contract with a corresponding contract liability as the Company would be in excess of its authorized shares and did not meet the requirements for equity treatment. On June 14, 2022 the board authorized 20,000,000 in additional shares and the Company reassessed the contract liability and determined it met the criteria for equity treatment. The contract liability was reclassified to equity with a change in fair value of recorded to the Consolidated Statement of Operations of $1,937.

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

We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. As of October 29, 2022, we had contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility, operating leases, and capital leases totaling approximately $234,829 over the next five fiscal years.

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

For the nine months ended October 29, 2022, net cash used for operating activities totaled $18,591 compared to net cash used for operating activities of $48,857 for the comparable fiscal 2021 period. Net cash used for operating activities for the fiscal 2022 and 2021 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred financing costs, payments for television broadcast rights, and other non-case costs, such as debt extinguishment, loss of divestitures, change in fair value contract liability and contract separation charges.

In addition, net cash used for operating activities for the nine months ended October 29, 2022 reflects decreases in accounts payable and accrued liabilities, accounts receivable, inventories and deferred revenue and increases in prepaid expenses. Inventories decreased as we optimize working capital. Accounts receivable decreased during the first nine months of fiscal 2022 due to collections on outstanding receivables resulting from our seasonal high fourth quarter. Accounts payable and accrued liabilities decreased during the first nine months of fiscal 2022 primarily due to the timing of paying for cable distribution fees and inventory purchases. Prepaid expenses and other increased primarily due to prepayment for cloud services.

Net cash used for investing activities totaled $7,163 for the first nine months ended October 29, 2022 was comprised entirely of property and equipment additions of $7,163. For the nine months ended October 30, 2021, net cash used in investing activities totaled $36,747 was comprised primarily of the $3,500 Christopher and Banks acquisition payment, $20,000 for iMDS business acquisition payment, $6,000 Famjams note funding, and property and equipment additions of $7,247.  Capital expenditures made during the periods presented relate primarily to expenditures made for development, upgrade and replacement of computer software, order management, merchandising and warehouse management systems; related computer equipment, digital broadcasting equipment, and other office equipment; warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include: the development, upgrade and replacement of various enterprise software systems; equipment improvements and technology upgrades at our distribution facility in Bowling Green, Kentucky; security upgrades to our information technology; the upgrade of television production and transmission equipment; and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.

Net cash provided by financing activities totaled $23,000 for the nine months ended October 29, 2022 and related primarily to proceeds from the issuance of common stock and warrants of $20,761, proceeds from the proceeds from the issuance of the convertible debt of $9,980, and proceeds on the revolving loan of $3,570. Net cash used for financing activities included $3,000 payments on the seller notes and $7,500 payments on the convertible debt.  For the first nine months ended October 30, 2021, net cash provided by financing activities totaled $123,639 and related primarily to proceeds from the issuance of long-term bonds of $80,000, proceeds from the issuance of common stock and warrants of $61,368 and proceeds from our PNC revolving loan of $56,736, and proceeds on the real estate financing loan of $28,500. Net cash used for financing activities included primarily $77,736 for payments on our revolving loans, $12,440 for payments on our PNC term loan, and $11,180 payments on deferred financing costs.

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

Changes in Internal Control Over Financial Reporting

As outlined above, due to the identification of the material weaknesses, we continued to strengthen our internal control structure by adding accounting staff, adjusting segregation of duties, adding additional levels of review, and adding technical support. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended October 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 7, 2022, the Company and Shaq agreed to amend the terms of the ABG-Shaq, LLC Agreement to terminate the license agreement (the “Termination”). The Termination involved an issuance of warrants to ABG-Shaq, LLC (the “Shaq Warrants”). The Shaq Warrants have a fixed value of $500,000 with an exercise price equal to the Company’s closing share price on September 7, 2022. Additionally, the warrants vest in two equal parts on November 20, 2022, and February 1, 2023, and are exercisable for 5 years following issuance.  The Shaq Warrants were issued pursuant to the exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and the rules and regulations thereunder.

Dividends

We are restricted from paying dividends on our common stock by the Loan Agreement with Siena Lending Group LLC, as discussed in Note 7 - “Credit Agreements” in the notes to our condensed consolidated financial statements.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Manner of Filing
3.1	Fourth Amended and Restated Articles of Incorporation, as amended through July 13, 2020	Incorporated by reference

3.2	By-Laws of the Registrant, as amended through July 16, 2019	Incorporated by reference

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated December 13, 2019	Incorporated by reference

4.1	Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.2	First Supplemental Indenture, dated September 28, 2021, between the Company and U.S. Bank National Association, as trustee	Incorporated by reference

4.3	Form of Global Note representing 8.50% Senior Unsecured Notes due 2026 (included as Exhibit A to Exhibit 4.2)	Incorporated by reference

4.4	Common Stock Purchase Warrant, dated September 7, 2022, by and between iMedia Brands, Inc. and ABG-Shaq, LLC	Filed herewith

4.5	Third Amendment to the Vendor Loan Agreement, dated September 19, 2022	Filed herewith

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

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

iMedia Brands, Inc.
(Registrant)
December 13, 2022	By:	/s/ TIMOTHY A. PETERMAN
Timothy A. Peterman
Chief Executive Officer
(Principal Executive Officer)

December 13, 2022	By:	/s/ THOMAS E. ZIELECKI
Thomas E. Zielecki
Chief Financial Officer
(Principal Financial and Accounting Officer)